Form 10QSB
period 1995-06-30
CIRCUIT RESEARCH LABS INC
filed 1995-08-18
CIK 725897

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended June 30, 1995
                   Commission File Number 0-11353


                     CIRCUIT RESEARCH LABS, INC.
       (Exact name of registrant as specified in its charter)

            Arizona                                 86-0344671
   (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

    2522 West Geneva Drive, Tempe, Arizona              85282
  (Address of Principal executive office)             (Zip Code)


                   Registrant's telephone number,
                         including area code
                           (602) 438-0888


                             172743 20 5
                           (CUSIP Number)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secu-rities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

           YES    X                           NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                         Outstanding at
           Class                         June 30, 1995

           Common stock, $.10 par value        597,682

                                INDEX



  Part I.  FINANCIAL INFORMATION:

                                                        Page
     Item 1. Financial Statements

          Consolidated Condensed Balance Sheets
          June 30, 1995 (Unaudited) and
          December 31, 1994                              3

          Consolidated Condensed Statements of
          Operations Three and six months ended
          June 30, 1995 and 1994 (Unaudited)             5

          Consolidated Condensed Statements of
          Cash Flows Six months ended
          June 30, 1995 and 1994 (Unaudited)             6

     Item 2. Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                          7



  Part II. OTHER INFORMATION:


     Item 6.  Exhibits and Reports on Form 8-K           9

     Signatures                                         10


                   PART I.   FINANCIAL INFORMATION





     The Consolidated Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 1995 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 1995 and 1994 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1995 and 1994 have been prepared without audit.


     Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the informa-tion presented not misleading. It is suggested that these Con-solidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended Decem-ber 31, 1994.


     In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recur-ring adjustments, necessary to present a fair statement of the results of operations for such interim periods. Net operating results for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings that may be expected for the full year.

                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  June 30, December 31,
                                                  1995     1994
                                                  -------  ------
                                                  (Unaudited)
  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                    $170,330     $122,217
    Securities available-for-sale                 249,318      321,712
    Accounts receivable, less allowance for
      doubtful accounts of $16,500                148,328      209,597
    Income taxes receivable                        21,000       13,000

    Inventories:
      Raw materials and supplies                  378,672      354,298
      Work in process                              98,248       97,433
      Finished goods                              268,485      259,315
                                                 --------     --------
      Total inventories                           745,405      711,046

    Deferred income taxes                          15,000       15,000
    Prepaid expenses and other                     91,786       74,259
                                                ---------    ---------
      Total current assets                      1,441,167    1,466,831
                                                ---------    ---------

  PROPERTY, PLANT AND EQUIPMENT:
    Land                                          130,869      130,869
    Building and improvements                     497,004      497,004
    Furniture and fixtures                        383,523      379,435
    Machinery and equipment                       545,022      528,270
                                                ---------    ---------
    Total                                       1,556,418    1,535,578
    Less accumulated depreciation                 943,878      904,111
                                                ---------    ---------
      Property, plant and equipment - net         612,540      631,467
                                                ---------    ---------
  DEFERRED INCOME TAXES                            15,000       15,000

  OTHER ASSETS                                    115,877      119,001

  STOCKHOLDERS' NOTES RECEIVABLE                    1,081        4,462
                                                ---------    ---------

  TOTAL                                        $2,185,665   $2,236,761
                                               ==========   ==========


                                                           (continued)

                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  June 30, December 31,
                                                  1995     1994
                                                  ---------   --------
                                                  (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                              $41,841      $14,839
    Accrued salaries and benefits                  39,211       47,696
    Accrued professional fees                      15,385       37,216
    Other accrued expenses and liabilities         26,897       26,435
    Long-term debt - current portion                7,638        7,169
                                                ---------    ---------
    Total current liabilities                     130,972      133,355
                                                ---------    ---------

  LONG-TERM DEBT - LESS CURRENT PORTION           108,419      112,354

  STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value -
      authorized 500,000 shares, none issued
    Common stock, $.10 par value -
      authorized 20,000,000 shares,
      597,682 shares issued                        59,768       59,768
    Additional paid-in capital                  1,247,240    1,247,240
    Retained earnings                             639,266      684,044
                                                ---------    ---------
    Total stockholders' equity                  1,946,274    1,991,052
                                                ---------    ---------

  TOTAL                                        $2,185,665   $2,236,761
                                               ==========   ==========


           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                  Three Months Ended  Six Months Ended
                                  June 30             June 30
                                  ------------------- -----------------
                                  1995      1994      1995      1994
                                  ----      ----      ----      -----
                                     (Unaudited)         (Unaudited)

  NET SALES                     $422,865  $441,928  $960,050   $896,491

  COST OF GOODS SOLD             138,940   170,279   317,498    328,418
                                --------  --------  --------   --------
    Gross profit                 283,925   271,649   642,552    568,073
                                --------  --------  --------   --------

  OPERATING EXPENSES:
    Selling, general and
      administrative             249,682   293,807   496,166    586,994
    Research and development      94,541    82,894   201,274    188,338
                                --------  --------  --------   --------
    Total operating expenses     344,223   376,701   697,440    775,332
                                --------  --------  --------   --------

  LOSS FROM OPERATIONS           (60,298 )(105,052 ) (54,888 ) (207,259 )
                                --------  --------  --------   --------
  OTHER INCOME (EXPENSE):
    Interest and other income      7,167     6,551    13,173     10,773
    Interest expense              (3,730 )  (4,909 ) (11,063 )  (12,603 )
                                --------  --------  --------   --------
    Total other (expense) income   3,437     1,642     2,110     (1,830 )
                                --------  --------  --------   --------
  LOSS BEFORE INCOME TAXES       (56,861 )(103,410 ) (52,778 ) (209,089 )

  INCOME TAX BENEFIT              (9,600 ) (30,000 )  (8,000 )  (50,000 )
                                --------  --------  --------   --------
  NET LOSS                      $(47,261 )$(73,410 )$(44,778 )$(159,089 )
                                ========  ========   =======  =========

  LOSS PER COMMON SHARE            $(.08 )   $(.12)    $(.07 )   $(.27)
                                 =======   =======   =======   =======
  WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING    597,682   597,682   597,682   597,682
                                 =======   =======   =======   =======


           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                      June 30,
                                                      ----------------
                                                      1995      1994
                                                      ----      ----
                                                         (Unaudited)
  OPERATING ACTIVITIES:
  NET LOSS                                        $(44,778 ) $(159,089 )
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Depreciation and amortization                  43,890       46,069
    Deferred income taxes                                        3,200
    Changes in assets and liabilities:
       Accounts receivable                         61,269       12,948
       Income taxes receivable                     (8,000 )    (50,000 )
       Inventories                                (34,359 )    (64,268 )
       Prepaid expenses and other                 (17,527 )      1,988
       Other assets                                  (999 )    (12,105 )
       Accounts payable and accrued expenses       (2,852 )    (18,200 )
                                                  --------    --------

  NET CASH USED IN OPERATING ACTIVITIES:           (3,356 )   (239,457 )
                                                  --------    --------

  INVESTING ACTIVITIES:
    Purchase of securities                        (74,318 )
    Proceeds on sale or maturity of securities    146,712       96,842
    Capital expenditures                          (20,840 )    (18,943 )
    Payments received on stockholders' notes        3,381        3,454
                                                  --------    --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES        54,935       81,353
                                                  --------    --------
  FINANCING ACTIVITIES:
    Borrowings under credit line                                20,000
    Principal payments on long-term debt           (3,466 )     (3,055 )
                                                  --------    --------
  NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                     (3,466 )     16,945
                                                  --------    --------
  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                               48,113     (141,159 )

  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                     122,217      183,200
                                                  --------   ---------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD      $170,330     $42,041
                                                  =======      =======

  SUPPLEMENTAL CASH FLOW INFORMATION               11,063       12,603
    Cash paid for interest                        =======      =======


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Financial Condition


        The Company had net working capital of $1,310,195 and a current ratio of 11 to 1 at June 30, 1995, which was comparable to net working capital of $1,333,476 and a current ratio of 11 to 1 at December 31, 1994.

        Inventories at June 30, 1995 increased by $34,359 from December 31, 1994 which is attributed to an increase in raw materials in order to meet future production requirements for current and new products. Production of CRL's new digital proces-sor, the DP100, and the RDS/RBDS generator, the SC100 V1, are scheduled to start production in the third quarter of 1995.

        The Company's credit line of $500,000 was not utilized during the quarter, and at June 30, 1995 had no outstanding balance. The credit agreement was renewed on July 1 , 1995, for $200,000 and is collateralized by accounts receivable and inven-tories, and bears interest at prime plus 1%. Management does not contemplate usage of the line for anything other than offset-ting investment timing and cash flow management.

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115 in May 1993 establishing certain new financial accounting and re-porting standards for investments in debt and equity securities. SFAS No. 115 requires the classification of securities at acqui-sition into one of three categories: held-to-maturity, available-for-sale, or trading -- with different reporting requirements for each classification. All of the Company's marketable securities are classified as available-for-sale.

        The Company adopted SFAS No. 115 as of January 1, 1994. The estimated fair value of the Company's securities approximated cost at December 31, 1994 and June 30, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Results of Operations


        Net sales during the second quarter of 1995 totaled $422,865 which included $8,000 in royalty income and were compar-able to the second quarter net sales in 1994 of $441,928.

        Cost of goods sold was 33% and 39% of net sales and gross margins were 67% and 61% for the three month periods ended June 30, 1995 and 1994, respectively. Improvement is due to a more favorable product mix.

        The Company incurred $249,682 of selling, general and administrative expenses in the second quarter of 1995 which was a decrease of $44,125 compared to selling, general and administra-tive expenses of $293,807 in the second quarter of 1994. The decrease in 1995 is the result of management's cut backs of support personnel in accounting, administration and marketing that were instituted in the third quarter of 1994.

        Research and development expense in the second quarter of 1995 totaled $94,541, an increase of $11,647 from the second quarter of 1994. The increase was the result of contract engi-neering work on the new products, the DP100 and the RDS/RBDS units.

        Interest and other income of $7,167 for the second quarter of 1995 was comparable to the second quarter of 1994.

        Interest expense consists of the interest on the long-term mortgage collateralized by the Company's headquarter facility plus bank costs for the Company's credit line which is occasion-ally used to manage cash flow.

        Net  loss  for the second quarter of 1995 was   $47,261  as
  compared to a net loss for the second quarter of 1994 of $73,410.

                        II. OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits included herein - None.

        (b) Reports on Form 8-K - None.

                             SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Registrant

                                           CIRCUIT RESEARCH LABS,
                                          INC.
                                          DATE:  NOVEMBER 12, 1995
                                          BY /s/Gary D. Clarkson
                                              Gary D. Clarkson

                                          Treasurer (Authorized
                                          Officer for signature)