Form 10QSB
period 1995-09-30
CIRCUIT RESEARCH LABS INC
filed 1995-11-14
CIK 725897

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended September 30, 1995
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

                             172743 20 5
                           (CUSIP Number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES    X                           NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                         Outstanding at
           Class                         September 30, 1995

           Common stock, $.10 par value        597,682

                                INDEX



                                                       Page
                                                     number



  Part I.  FINANCIAL INFORMATION:

       Item 1. Financial Statements

          Consolidated Condensed Balance Sheets
          September 30, 1995 (Unaudited) and
          December 31, 1994                              3

          Consolidated Condensed Statements of
          Operations (Unaudited) Three and
          nine months ended September 30, 1995
          and 1994                                       5

          Consolidated Condensed Statements of
          Cash  Flows (Unaudited) Nine months
          ended September 30, 1995 and 1994              6

     Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                     7



  Part II. OTHER INFORMATION:


     Item 6.  Exhibits and Reports on Form 8-K           9

     Signatures                                         10


                   PART I.   FINANCIAL INFORMATION





     The Consolidated Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 1995 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1995 and 1994 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 have been prepared without audit.


     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1994.


     In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of financial position and of the results of operations for such interim periods. Net operating results for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings that may be expected for the full year.

                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  September 30, December 31,
                                                     1995         1994
                                                  ------------  -----------
                                                  (Unaudited)
  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                         $79,630    $122,217
    Securities available-for-sale                     361,990     321,712
    Accounts receivable, less allowance for
      doubtful accounts of $16,500                    172,569     209,597
    Income taxes receivable                                        13,000

    Inventories:
      Raw materials and supplies                      436,672     354,298
      Work in process                                 103,019      97,433
      Finished goods                                  245,906     259,315
                                                    ---------   ---------
      Total inventories                               785,597     711,046

    Deferred income taxes                              15,000      15,000
    Prepaid expenses and other                         65,860      74,259
                                                    ---------   ---------
      Total current assets                          1,480,646   1,466,831
                                                    ---------   ---------

  PROPERTY, PLANT AND EQUIPMENT:
    Land                                              130,869     130,869
    Building and improvements                         497,004     497,004
    Furniture and fixtures                            383,523     379,435
    Machinery and equipment                           549,220     528,270
                                                    ---------   ---------
    Total                                           1,560,616   1,535,578
    Less accumulated depreciation                     963,076     904,111
                                                    ---------   ---------
      Property, plant and equipment - net             597,540     631,467
                                                    ---------   ---------
  DEFERRED INCOME TAXES                                15,000      15,000

  OTHER ASSETS                                        114,279     119,001

  STOCKHOLDERS' NOTES RECEIVABLE                        1,081       4,462
                                                    ---------   ---------

  TOTAL                                            $2,208,546  $2,236,761
                                                   ==========  ==========

                                                              (continued)






                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  September 30, December 31,
                                                     1995         1994
                                                  ------------  -----------
                                                  (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                  $59,170     $14,839
    Accrued salaries, benefits and
    professional fees                                  53,748      84,912
    Other accrued expenses, liabilities
     and customer deposits                            120,828      26,435
    Long-term debt - current portion                    7,883       7,169
                                                    ---------   ---------
    Total current liabilities                         241,629     133,355
                                                    ---------   ---------

  LONG-TERM DEBT - LESS CURRENT PORTION               106,356     112,354

  STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value -
      authorized 500,000 shares, none issued
    Common stock, $.10 par value -
      authorized 20,000,000 shares,
      597,682 shares issued                            59,768      59,768
    Additional paid-in capital                      1,247,240   1,247,240
    Retained earnings                                 553,553     684,044
                                                    ---------   ---------
    Total stockholders' equity                      1,860,561   1,991,052
                                                    ---------   ---------

  TOTAL                                            $2,208,546  $2,236,761
                                                   ==========  ==========



           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                  Three Months Ended     Nine Months Ended
                                  September 30           September 30
                                  ------------------     -----------------
                                  1995      1994         1995            1994
                                  ----      ----         ----            ----
                                     (Unaudited)         (Unaudited)

  NET SALES                     $488,576  $555,560     $1,448,626 $1,452,051

  COST OF GOODS SOLD             182,534   202,579        500,032    530,997
                                --------  --------       --------  --------
    Gross profit                 306,042   352,981        948,594    921,054
                                --------  --------       --------  --------

  OPERATING EXPENSES:
    Selling, general and
    administrative               292,716   259,050        788,882    846,044
    Research and development     100,252    66,146        301,526    254,484
                                --------  --------       --------  --------
    Total operating expenses     392,968   325,196      1,090,408  1,100,528
                                --------  --------       --------  --------

  LOSS FROM OPERATIONS           (86,926 )  27,785       (141,814 )(179,474 )
                                --------  --------       --------  --------
  OTHER INCOME (EXPENSE):
    Interest and other income      4,887    26,114         18,060     36,887
    Interest expense              (3,674 )  (3,893 )       (14,737 )(16,496 )
                                  ------  --------       --------  --------
    Total other (expense) income   1,213    22,221          3,323     20,391
                                  ------  --------       --------  --------
  (LOSS) INCOME BEFORE INCOME
  TAXES                          (85,713 )  50,006       (138,491 ) (159,083 )

  INCOME TAX (BENEFIT) EXPENSE              20,000         (8,000 ) ( 30,000 )
                                --------  --------       --------  --------
  NET (LOSS) INCOME             $(85,713 ) $30,006      $(130,491 )$(129,083 )
                                 =======   =======        =======     ========

  (LOSS) INCOME PER COMMON SHARE   $(.14 )    $ .05         $(.22 )   $(.22 )
                                  =======   =======         =======  =======
  WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING     597,682   597,682         597,682  597,682
                                  =======   =======         =======  =======


           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                      September 30,
                                                      -----------------
                                                      1995      1994
                                                      ----      ----
                                                         (Unaudited)
  OPERATING ACTIVITIES:
  NET LOSS                                      $(130,491 ) $(129,083 )
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization                  64,503       68,739
    Changes in assets and liabilities:
       Accounts receivable                         37,028      (83,552 )
       Income taxes receivable                     13,000       15,102
       Inventories                                (74,551 )    (16,882 )
       Prepaid expenses and other                   8,399       13,079
       Other assets                                  (816 )     (9,105 )
       Accounts payable and accrued expenses      107,560      (29,994 )
                                                 --------     --------

  NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:                                      24,632     (171,696 )
                                                 --------     --------

  INVESTING ACTIVITIES:
    Purchase of securities                       (386,309 )
    Proceeds on sale or maturity of securities    346,031      140,505
    Capital expenditures                          (25,038 )    (18,727 )
    Payments received on stockholders' notes        3,381        3,454
                                                 --------     --------
  NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                      (61,935 )    125,232
                                                 --------    ---------
  FINANCING ACTIVITIES:
    Borrowings under credit line                   20,000
    Payments under credit line                    (20,000 )
    Principal payments on long-term debt           (5,284 )     (4,656 )
                                                 --------     --------
  NET CASH USED IN FINANCING ACTIVITIES            (5,284 )     (4,656 )
                                                  -------     --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS       (42,587 )    (51,120 )

  CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       122,217      183,200
                                                 --------    ---------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD      $79,630     $132,080
                                                  =======     ========

  SUPPLEMENTAL CASH FLOW INFORMATION               14,737       16,496
    Cash paid for interest                        =======      =======


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Financial Condition


        The Company had net working capital of $1,239,017 and a current ratio of 6 to 1 at September 30, 1995, compared to net working capital of $1,333,476 and a current ratio of 11 to 1 at December 31, 1994. Net working capital decreased during the quarter due to the operating loss of the Company, and increases in accounts payable and customer deposits. The increase in customer deposits is a result of a backlog of orders for the DP100.

        Inventories at September 30, 1995 increased by $74,551 from December 31, 1994 which is attributed to an increase in raw materials in order to meet future production requirements for current and new products. Production of the Company's new digital processor, the DP100, and the RDS/RBDS generator, the SC100 V1, are currently scheduled for production in December 1995. Design modifications have delayed the production schedules.

        The Company's credit line of $200,000 was not utilized during the quarter and at September 30, 1995 had no outstanding balance. The credit agreement is collateralized by accounts receivable, and bears interest at prime plus 1% on outstanding amounts. Management does not contemplate usage of the line for anything other than offsetting investment timing and cash flow management.

        At  September  30,  1995,  the  Company  had  no   material
  commitments for capital expenditures.

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115 in May 1993 establishing certain new financial accounting and reporting standards for investments in debt and equity securities. SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held-to-maturity, available-for-sale, or trading -- with different reporting requirements for each classification. All of the Company's marketable securities are classified as available-for-sale, and are carried at fair value. The estimated fair value of the Company's securities approximated cost at December 31, 1994 and September 30, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Results of Operations


        Net sales during the third quarter of 1995 totaled $488,576 compared to sales of $555,560 for the same period of 1994, a decrease of 12%. The decrease was the result of a lower international demand for the Company's radio products, offset partially by increased domestic TV products. Net sales for the first nine months of 1995 were $1,448,626 which was comparable to net sales for the same period of 1994 of $1,452,051.

        Cost of goods sold was 37% and 36% of net sales and gross margins were 63% and 64% for the three month periods ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995, cost of goods sold was 35% of net sales and the gross margin was 65%. Cost of goods sold for the nine months of 1994 was 37% of net sales and the gross margin was 63%.

        The Company incurred $292,716 of selling, general and administrative expenses in the third quarter of 1995 which was an increase of $33,666 compared to selling, general and admin-istrative expenses of $259,050 in the third quarter of 1994. The increase in 1995 is the result of increased travel and promotion expenses relating to the introduction of the new products. For the nine months ended September 30, 1995, selling, general and administrative expenses were $57,162 lower then the same period of 1994. This was the result of the Company realizing the benefits of managements cut backs of support personnel in accounting, administration and marketing that were instituted in the third quarter of 1994.

        Research and development expense in the third quarter of 1995 totaled $100,252, an increase of $34,106 from the third quarter of 1994. The increase was the result of contract engi-neering work on the new products, the DP100 and the RDS/RBDS units. For the nine months ended September 30, 1995, research and development expenses increased $47,042 over the same period of 1994. This increase is the result of contract engineering costs.

        Interest and other income was $4,887 for the third quarter of 1995. Interest and other income for the third quarter of 1994 was $26,114 which included one time receipts of engineering fees of $12,000 and a gain on the sale of securities of $8,937. This also accounts for the difference of $18,827 in the interest and other income for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

        Interest expense consists of the interest on the long-term mortgage collateralized by the Company's headquarter facility plus bank costs for the Company's credit line which is occasion-ally used to manage cash flow.

        The Company has received all available tax refunds from previous periods.

        Net loss for the third quarter of 1995 was $85,713 as compared to net income for the third quarter of 1994 of $30,006. The net loss for the nine months ended September 30, 1995 was $130,491 compared to a net loss of $129,083 for the nine months ended September 30, 1994.

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