Form 10KSB
period 1995-12-31
CIRCUIT RESEARCH LABS INC
filed 1996-04-01
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  Annual Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


     December 31, 1995                                      0-11353
     (For the year ended)                                (Commission File No.)

                         CIRCUIT  RESEARCH  LABS,  INC.

     Arizona                                           86-0344671
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

                    Address of principal executive offices:
                  2522 West Geneva Drive Tempe, Arizona 85282

                   Registrant's Telephone No.  (602) 438-0888

            Securities registered pursuant to Section 12(b) of the Act:

                                       None

            Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.10 Par Value

This registrant has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for fiscal 1995 were $ 1,910,927.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on February 29, 1996, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $431,898.

At February 29, 1996, 597,682 shares of the registrant's common stock were issued and outstanding.

The registrant's December 31, 1995 Annual Report to Stockholders is incorporated by reference in Parts I, II and III.

                     Exhibit Index located on page Sixteen.

                          CIRCUIT RESEARCH LABS, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                            Page
PART I

Item 1         Description of Business                          3
Item 2         Description of Property                          9

Item 3         Legal Proceedings                                9
Item 4         Submission of Matters to a
               Vote of Security Holders                         9

PART II
Item 5         Market for Common Equity and
               Related Stockholder Matters                      10
Item 6         Management's Discussion and
               Analysis or Plan of Operations                   10
Item 7         Financial Statements                             10
Item 8         Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure                         10

PART III

Item 9         Directors, Executive Officers, Promoters
               and Control Persons:Compliance with
               Section 16(a) of the Exchange Act                11
Item 10        Executive Compensation                           13
Item 11        Security Ownership of Certain Beneficial
               Owners and Management                            15
Item 12        Certain Relationships and Related Transactions   16
Item 13        Exhibits and Reports on Form 8-K                 16


                                    PART  I

ITEM 1 - DESCRIPTION OF BUSINESS

General


This information is incorporated by reference to "Corporate Profile" and "Selected Financial Information" on page 1 of the Company's 1995 Annual Report to Stockholders (the "1995 Report"); "Corporate Overview" on page 3 of the 1995 Report; and Notes 1, 2 and 9 to the Company's Consolidated Financial Statements on pages 17-21 of the 1995 Report. In addition, reference is made to "Patents and Trademarks" on page 6, "Competition" on page 7, and "Dependence on Major Customers" on page 8 of this Form 10-KSB.


Audio Processing

Audio processing equipment produced by the Company is used by radio and television stations, entertainers and recording studios. The Company's equipment "repackages" audio signals produced by microphones, recordings and other audio sources. The equipment alters such signals to control audio loudness (amplitude) and tonal balance (equalization) prior to transmission.

Audio processing shapes the audio sound wave when it is in electrical impulse form before it is transmitted by a carrier wave.

Radio stations utilize audio processing equipment to control the electrical amplitude limit of audio signals (modulation limit) as required by government regulations and to control the quality of radio station signals received by listeners. All radio stations utilize some type of audio processing to comply with governmental and environmental regulations and to improve the apparent quality of their signals. Approximately 10,800 AM and FM stations in the United States use audio processing, as well as more than 19,000 radio stations in other countries. Of the approximately 1,600 television stations in the United States, about one half of them now broadcast in stereo, which requires audio processing. Based on replacement equipment orders, the Company estimates that the average useful life of audio processing equipment is less than five years. Other recently developed products are appropriate for the audio processing needs of the recording and performing industry.

The Principal Products

AUDIO PROCESSING PRODUCTS

CRL's audio processing equipment for radio broadcast can be separated into four different series or product families, Digital Series, Modular Series, Amigo Series and the Signature Series.

Digital Series

The newest addition to CRL's radio processors is the Digital Series. CRL digital products are on the leading edge of technology with 100% digital architecture. The principal products are:

     DP-100 Digital Processor The DP-100 FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The DP-100 uses the latest digital technology to its fullest potential to produce the most advanced digital processor on the market. The DP-100 includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement and improved digital version of CRL's patented dynafexR noise reduction system.


     SC-100 RDS/RBDS (Radio Data Systems/Radio Broadcast DataSystems) allows a FM radio station to transmit additional streams of digital information giving the station new promotional methods, new public service opportunities and exciting new revenue possibilities. CRL's SC-100 is a RDS/RBDS generator using the latest in DSP (Digital Signal Processing) digital technology. The visual text message that the SC-100 sends to the new "smart radios" can be used for call letter and slogan recognition, traffic and weather reports, emergency alert messages and display advertising. The SC-100 can also be used for paging, billboard sign control, global positioning plus other exciting applications.

Modular Series

In its Modular Series CRL designed the entire AM or FM processing chain as building blocks. As a result, the station can start simpy, with just a limiter and stereo generator, for instance, and then add a compressor later as its processing needs change and its budget allows. The modular approach allows the radio station to buy just what it needs. The principal Modular systems are:

     FM1g A basic FM audio processing system consisting of CRL's automatic gain controller (AGC) /limiter and digitally synthesized stereo generator.
     FM2g A complete system with an AGC, a limiting system and digitally synthesized stereo generator.
     FM2g A comprehensive FM system with an AGC, a limiter, a digitally synthesized stereo generator and four band compressor.
     AM2m An AGC and a peak limiter are the two components of this basic mono AM system.
     AM4m CRL's most popular AM system is a three unit system consisting of an AGC, a modulation limiter and four band compressor.
     AM2s CRL's basic stereo AM system includes a stereo AGC and a limiter. AM4s Three components form CRL's enhanced stereo AM system. The system includes a stereo AGC, four band compressor/equalizer and matrix limiter.

Amigo Series
The next family of radio processing is the Amigo Series. The Amigo family of processors is an integrated "one box" processing system designed for the small to mid-size station in both international and domestic markets. The Amigo family of processors is the best performing processor in its class. The principal Amigo systems are:

     Amigo The Amigo is a combination of a dual band AGC, a variable pre-emphasis multi-band limiter and digitally synthesized stereo generator. The single unit contains a complete FM audio processing system. The Amigo is flexible and powerful, yet designed for easy set up and use. The Amigo FM is one of CRL's most popular selling systems.

     Amigo AM The Amigo AM is a complete matrix stereo audio processing system. It includes a dual band AGC, patented 3 band matrix limiter, single channel limiting and NRSC (National Radio Systems Committee) output filtering.

     BAP-2000 A complete stand alone audio processor for any mono FM. The system consists of an advanced dual band audio AGC and limiter. Internal options selected by the radio station allow the BAP-2000 to be tailored to handle most any mono audio control job.

Signature Series
The Signature Series is a high performance audio processing system. The principal products are:

     Audio Signature The Audio Signature gives the power of digital control with multi-band compression and limiting for high performance power. The FM Audio Signature includes a stereo AGC and four band compressor with a sophisticated set of processing controls to produce the radio station's own unique and distinctive sound.

     Modulation Signature The Modulation Signature features a digitally modulated stereo generator and a fully adjustable limiting system.

     Real Time Event Sequencer The Real Time Event Sequencer is a programmable event timer that can control any combination of eight outputs and store up to 255 events. Events can be programmed to the second for each day of the week, for each different month of the year.

TELEVISION PRODUCTS
CRL has a complete line of quality audio processing for the television broadcast industry. The principal products are:

     TVS-3001 The TVS-3001 is a state-of-the-art stereo television processing system that offers maximum control of the audio program material. It includes a precision tri-band AGC with horizontal sync rejection filter, exclusive CRL/CBS loudness control circuitry, reversed phase audio corrector and audio asymmetry removal circuits.

     TVS-3003 The TVS-3003 is a digitally synthesized MTS generator with dbx encoding, advanced transfer function pre-emphasis limiter and a proprietary stereo sound field enhancer.

     TVS-3004 The TVS-3004 Professional Channel (PRO) generator is a digitally synthesized subcarrier generator for non-public use with integrated input limiter, data and telemetry inputs.

     TVS-3005 The TVS-3005 is a digitally synthesized subcarrier generator for a secondary audio program (SAP) channel, primarily designed for public second language usage.

     BAP-2000 The BAP-2000 is a complete audio processor with horizontal sync rejection filter for mono television applications.

NOISE REDUCTION SYSTEMS
      DX1 & DX2 For the professional audio and music industry, CRL manufactures noise reduction systems incorporating an integrated circuit patented under the dynafexR name. The dynafexR noise reduction system effectively reduces tap hiss and other background noises from virtually any audio source. The dynafex system is available in mono (DX1) and stereo (DX2). The dynafex chip is also utilized in all CRL products where possible.

TEST AND MEASUREMENT
      DAA-50 With the conversion of audio technology to digital, CRL recognized the need for an inexpensive test and analysis tool and developed the DAA-50. The DAA-50 receives and decodes audio data. A variety of information about the signal can be determined through easily defined LED status indicator lights. Compact and light weight the DAA-50 can be used when and wherever it's needed.

TECHNOLOGY RESEARCH AND DEVELOPMENT
      Tektronix AM70 CRL licensed certain digital audio testing technology to Tektronix. Tektronix's Pathfinder AM70 Audio Analyzer/Generator is the product of this combined effort. The AM70 is a handheld programmable audio product that operates in three modes: generator (serves as source of analog and digital signals), monitor (provides visual and audible output), and modify (allows real-time editing).

New Products

CRL introduced its DP-100 Digital Processor for the international and domestic FM market. Also new features and improvements were added to CRL's SC-100

RDS/RBDS generator for paging and billboard sign control. In addition CRL is continuing to research and develop new products for release in the coming years.

Research and Development

This information is incorporated by reference to "Corporate Strategy" on page 3 of the 1995 Report and to that part of "Management's Discussion and Analysis" on page 8 of the 1995 Report.

Patents and Trademarks

The Company holds eight United States patents including three acquired by purchase in July 1985 and a British patent. These patents cover circuitry components that appear basic to the design of the Company's current audio processing equipment, AM Stereo and its dynafexR chip. During 1993, the Company entered into a licensing agreement. This information is incorporated by reference on page 6 of the 1994 Report.

"CRL Systems", "CRL Audio" and "dynafexR" are registered trade names utilized by the Company.

Backlog and Backlog Comparisons

The backlog at December 31, 1995 was approximately $566,720 compared to $103,000 at December 31, 1994. The current backlog is expected to be filled within the current fiscal year. Additional information is incorporated by reference to "Selected Financial Information" on page 1 of the 1995 Report.

Effect of Existing or Probable Government Regulations

The Company's current and forthcoming products are not regulated by any government. The Company's domestic customers are highly regulated by the Federal Communications Commission ("FCC") and the Company's products perform certain audio processing to control a radio station's signals within FCC limits. The Company's stereo generators assist its domestic customers in maintaining certain specifications set by the FCC.

Competition

Audio processing equipment for broadcast application is produced by several small companies with less than 100 employees. Based on limited information available from Dun & Bradstreet, the largest of the companies providing audio processing equipment is Orban Associates, now a wholly-owned subsidiary of a US corporation. The Company competes with Orban on the basis of uniqueness of design, quality and price. Custom audio processing equipment is provided by several very small competitors.

Marketing and Distribution

This information is incorporated by reference to "Management's Discussion and Analysis" relative to results of operations on page 8 of the 1995 Report and to
Note 11 to the Company's Consolidated Financial Statements on page 22 of the 1995 Report. In addition, reference is made to "Foreign Operations and Export Sales" on page 9 of this Form 10-KSB.

Warranties and Service

The Company provides a one-year limited warranty against defects in product, materials and workmanship. Company employees perform all warranty and repair service at the Company's facilities. Warranty claims have been minimal throughout the history of the Company.

Delivery and Installation

The Company delivers its audio processing equipment for installation by the user. For a fee, the Company will provide installation service or assistance.

Seasonality

Historically, sales of the Company's equipment have been seasonal in that demand tends to increase before and after market rating periods for radio stations.
The market rating periods for various areas are now staggered, making such seasonality less important. However, sales do increase after major trade shows, such as the National Association of Broadcasters and National Society of Broadcast Engineers.

Sales Terms

Company products are currently sold and shipped domestically with payment due 30 days from the invoice date. Products returned in 1995 were approximately 1.8% of sales. International shipments are made against letters of credit.

Dependence on Major Customers

The current industry market is primarily comprised of individual and small group ownership's of the broadcast properties. The Company, however, markets its products through wholesale distributors and agents. Its largest wholesale distributor, Harris Allied Broadcast Equipment, Richmond, Indiana, accounted for 17% of net sales for the year ended December 31, 1995 and 25% of net sales for the year ended December 31, 1994 . Additional information is incorporated by reference to Note 11 of the Company's Consolidated Financial Statements on page 22 of the 1995 Report.

Production and Assembly

The Company produces products at facilities in Tempe, Arizona. The Company assembles certain components, particularly those utilizing proprietary information, and subcontracts certain other subassemblies. Other components are purchased from manufacturers and included in the Company's final assembly.
In a move to diversify, we purchased late in 1995, the assets, name and backlog of a small subcontractor, Desert Assemblies. Desert Assemblies has been CRL's contract printed circuit board assembler for several years with proven high quality and ontime delivery. With the downsizing of many electronic manufacturers in the Phoenix area, the potential market for subcontract work expanded beyond the capacity of Desert Assemblies. CRL had excess manufacturing capacity, including inventory handling. This purchase allows a consolidation of the subcontract operation into the CRL facility making for a more efficient operation for both CRL and Desert Assemblies. Desert Assemblies will be operated as a division of CRL.

Sources and Availability of Raw Materials

The Company has experienced no problems in obtaining needed components and materials. However, because it purchases components and raw material from outside suppliers, the Company is dependent on those manufacturers and suppliers. The Company has made informal arrangements with suppliers for materials and components, and has second and third sources of supply for most items. The Company has attempted to exclude materials, parts, and supplies from its product designs for which availability is not reasonably assured.

Compliance with Environmental Laws

The Company believes that it is in compliance with all environmental laws and regulations applicable to its operations.

Employees

The Company employs 25 persons, all of whom are full-time, including clerical, sales, technical and manufacturing personnel, all in Tempe, Arizona. The Company has not had, and does not expect to have difficulty in recruiting and training its labor force.

Governmental Approval of Principal Products

No governmental approval is required for the production and sale of any of the Company's products. Certain international shipments require export licenses.

Foreign Operations and Export Sales

The Company has no foreign operations. For the year ended December 31, 1995, the Company's export sales totaled approximately $1,029,000 which was 55% of total sales. All foreign sales were made through CRL International, Inc., the Company's wholly-owned Foreign Sales Corporation, which was incorporated in Guam in January 1991. The Company's 1995 export sales by region are as follows:

     Region                             Export Sales        Percentage
     Europe                             $  233,100               23%
     Pacific Rim                            363,900              35

     Latin and South America                121,800              12
          Canada and Mexico                 124,600              12
          Other                             185,600              18


     Total                                $1,029,000            100%

ITEM 2 - DESCRIPTION OF PROPERTY

In June 1983, the Company contracted for the purchase of land and construction of a building at 2522 West Geneva Drive, Tempe, Arizona. In February 1984, the Company moved its operations into this 5,300 square foot building on a 37,500 square foot parcel of land that currently houses the Company's executive, administrative, sales and research facilities. This property is subject to a mortgage collateralizing the property and is referred to in Note 8 to the Company's Consolidated Financial Statements on page 20 of the 1995 Report.

In August 1990, the Company entered into a contract for the construction of an addition to the existing building at 2522 West Geneva Drive. The project was completed in January 1991 and was financed through cash reserves. The 5,000 square foot addition is being utilized by corporate manufacturing.

It is the Company's policy to not invest in real estate other than that real estate necessary for the operations of the business.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART  II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to "Stock Market Information" on page 23 of the 1995 Report.


Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This information is incorporated by reference to "Management's Discussion and Analysis" on pages 8 through 11 of the 1995 Report.

ITEM 7 - FINANCIAL STATEMENTS

This information is incorporated by reference to the Consolidated Financial

Statements on pages 12 through 22 of the 1995 Report.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III

 ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Name                     Age            Position

Ronald R. Jones               48             Chief Executive Officer,
                                              President and a Director
Gary D. Clarkson              43             Secretary/Treasurer and a
                                               Director
Erle M. Constable             77             Assistant Treasurer and a
                                              Director
Carl E. Matthusen             52             Director
Gary M. Hamker                59             Director

Santo J. Adams                57             Vice President Manufacturing
Dennis L. Drew                50             Vice President Operations,
                                               Assistant Secretary/Treasurer

                                   DIRECTORS

Ronald R. Jones has been Chief Executive Officer and a director of the Company since its incorporation in 1978. Mr. Jones founded Circuit Research Labs in 1974. Since 1976, he has devoted his sole business efforts to the Company and its affiliates. Prior to that time, Mr. Jones served as a consultant chief engineer for numerous radio stations. He also taught courses in broadcast engineering at Phoenix College and the Institute of Broadcast Arts from 1974 to 1976. Mr. Jones holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona. He is a member of the Institute of Electrical and Electronics Engineers and the Audio Engineering Society.

Gary D. Clarkson has been Secretary and a director of the Company since its incorporation and in July 1992 was elected Treasurer. Mr. Clarkson founded Circuit Research Labs with Mr. Jones in 1974, and has devoted substantially all of his business efforts to the Company's business since that time. He has been a design engineer for Circuit Research Labs from 1974 to present. He holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona. Mr. Clarkson served as assistant and chief engineer at many radio stations from 1971 until 1978.

Erle M. Constable has served as a director of the Company since 1983 and Treasurer from January 1987 to November 1988 when he reduced his activity to Assistant Treasurer. In 1983, Mr. Constable retired from Dynalectron Corporation (now DYNCORP), then a publicly-held diversified technical services company where he served as Vice President of Finance and Corporate Development. He was employed by Dynalectron in 1973, and was in charge of an acquisition program which merged 15 companies into Dynalectron. Prior to joining Dynalectron, Mr. Constable worked for Fairchild Industries, Lockheed Aircraft Corporation, Glenn L. Martin Company and Trans World Airlines. He holds undergraduate and masters degrees in business administration received in 1939 and 1940 from the University of Nebraska. Periodically, Mr. Constable acts as a consultant to the Company and receives an hourly consulting fee for his services.

Carl E. Matthusen has served as a director of the Company since February 1988. Mr. Matthusen began his career in the broadcast industry in 1963 serving in various capacities at seven radio broadcast stations in Arizona, Wisconsin, Minnesota and Virginia. Since 1978, he has been General Manager of KJZZ/Sun Sounds operated by the Mesa Community College in Mesa, Arizona. In addition, he is a guest lecturer at Mesa Community College, Phoenix College and Arizona State University as well as a consultant to Arizona Western Community College and the Arizona Commission on Post-secondary Education. Mr. Matthusen also serves as Chairman of the Board of Directors of the National Public Radio Network, where he has been a director since 1990.


Gary M. Hamker has been a member of the Board of Directors and a Special Projects Consultant since July 1993. Mr. Hamker is retired from NCR/AT&T after 30 years in Marketing and Corporate Product Management. While with NCR/AT&T he had many diversified assignments, including developing new domestic and international computer product strategies and product/marketing plans for the worldwide market. He was instrumental in development and sales strategies of mini-computers and personal computer/network systems during their infancy. Approval of research and development, new product specifications, monitoring R&D budgets, developing and approving new product plans and planning profitable products phase-out, were a few of his responsibilities. His expertise includes working on system problems, on proposals to increase market penetration with large multi-national accounts and on developing internal communications to improve departmental cooperation and effectiveness. Periodically, Mr. Hamker acts as a consultant to the Company and receives an hourly consulting fee for his services.

                            OTHER EXECUTIVE OFFICERS

Santo J. Adams has been with the Company since 1984. In 1994, he was appointed to the position of Vice President of Manufacturing. Mr. Adams has held management positions with RCA, Motorola, GTE Sylvania and ITT in his 30 years of manufacturing experience. He received his electronics training with the U.S. Navy and Manufacturing Technology Certification from Erie County Community College, Buffalo, New York. Mr. Adams is a Certified Time and Motion Analyst.

Dennis L. Drew joined the Company in 1993 as controller. In 1994, he was appointed to the positions of Vice President of Operations, and Assistant Sectretary/Treasurer. Before joining the Company, Mr. Drew spent three years as a Project Manager for Computer Cable Specialists. Prior to Computer Cable Specialists, Mr. Drew held several senior financial management positions with companies in the computer leasing industry. These positions covered a wide range of responsibilities including implementing computerized internal controls to negotiating contracts and loan agreements. Mr. Drew has an MBA from Arizona State University.

ITEM 10 - EXECUTIVE COMPENSATION

The Company did not pay any individual cash compensation in excess of $100,000 for services provided during the fiscal year. The following table sets forth compensation paid or accrued to the chief executive officer during each of the three years ended December 31, 1995.

                           Summary Compensation Table

Name and                                                    Other
Principal Position  Year      Salary           Bonus        Compensation

Ronald R. Jones
President and
Chairman of the Board    1995       $ 72,696   -0-           $ 2,152(1)
                         1994         72,696   -0-             2,270(1)
                         1993         72,804   -0-             2,391(1)

(1)  Fee paid by Company for the personal guarantee of the SBA loan.

The Company has no employment contracts currently in force. The Company has agreements with all employees calling for nondisclosure of trade secrets.

The Company has group life, disability, and medical insurance plans, a 401(k) pension plan, and an Employee Stock Purchase Plan. The 1994 Stock Option Plan was approved by the Company's shareholders at the Company's annual meeting on May 6, 1994.

Compensation of Directors

During the year ended December 31, 1995, directors received no compensation for attending meetings.

Employee Pension Plan

The Company sponsors the CRL, INC. 401(k) PROFIT SHARING PLAN (the "Plan") for the benefit of all employees meeting certain eligibility requirements. Under the Plan, participants are permitted to make pre-tax contributions to their plan accounts. The Company will match 50% of a participant's contributions up to a maximum Company matching contribution of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of annual compensation. In addition, the Company, at its sole discretion, may make an annual profit sharing contribution to the Plan out of its current or accumulated profits. The annual contribution, if any, is allocated to participants based upon each participant's annual compensation.
The Company has not made an annual contribution and currently has no plans to do so. The Company did not make a contribution to the account of the individual listed in the preceding cash compensation table for the year ended December 31, 1995.

Stock Purchase Plan

The Company has an employee stock purchase plan which is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $50 per week and shares are purchased at the market price, by a nonaffiliated dealer on the open market. No shares were purchased in 1995.

Stock Options

The following is a brief summary of the Company's 1994 Stock Option Plan. The closing bid price of the Company's common stock on the NASDAQ National Market System on February 29, 1996 was $1.5 per share.

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options granted and not exercised under the Company's previous plan were canceled and new options were granted. The Company's Board of Directors appoints the Stock Option Committee which is authorized to grant incentive stock options and non qualified stock options under the Plan, select optionees, determine the number of shares to be granted to each nominee, select the term of the option (up to ten years), and determine the price to be paid on the exercise of the option, provided that such price must not be less than 100% of the market value of the shares subject to the option at the time it is granted. Each option is exercisable from time to time subject to such restrictions on exercisability as the Stock Option Committee may impose at the grant date. This plan expires in April 2004.

As of February 29, 1996, options to purchase a total of 14,062 shares were outstanding to 6 employees and directors.

The following table sets forth information as to all options to purchase Common Stock under the Plan which were granted to certain officers and directors and to all officers and directors as a group and which were outstanding as of February 29, 1996:

                                                                     Average
 Name               Capacities                              Shares   Price

Erle M. Constable   Director and Assistant Treasurer        1,562(1)  $1.25
Carl E. Matthusen   Director                                1,250(2)  $1.25
Santo J. Adams      Vice President Manufacturing            3,750(3)  $1.25

All officers and directors
as a group (3 individuals)                                  6,562(4)  $1.25

(1) 1,562 shares granted May 6, 1994. All shares became exercisable on May 6, 1995 and expire May 6, 1997.
(2) 1,250 shares granted May 6, 1994. All shares became exercisable on May 6, 1995 and expire May 6, 1997.
(3) 3,750 shares granted June 1, 1994. All shares became exercisable on May 6, 1995 and expire May 6, 1997.
(4) An additional 7,500 shares may be acquired by employees exercising options which expire May 6, 1997.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A. Security Ownership of Certain Beneficial Owners

As of February 29, 1996, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock:

                                                  Amount and
                         Name and Address of      Nature of          Percent of
Title of Class           Beneficial Owner         Beneficial Owner    Class(1)
$.10 par value common    Ronald R. Jones          187,500            31.4%
$.10 par value common    Gary D. Clarkson         121,312            20.3%

                                     All of
                          Circuit Research Labs, Inc.
                           2522 West Geneva Drive
                            Tempe, Arizona 85282

(1)  On the basis of 597,682 shares outstanding on February 29, 1996.

B. Security  Ownership of Management

The stock ownership by directors and officers of the Company as of February 29, 1996 is set forth below. Each person named exercises sole voting power over all shares beneficially owned.

                                                  Amount and
                         Name and                 Nature of            Percent

                         Address of               Beneficial          of Class
Title of Class           Beneficial Owner         Owner                   (5)

$.10 par value common    Ronald R. Jones          187,500             31.2%
$.10 par value common    Gary D. Clarkson         121,312             20.2%
$.10 par value common    Santo J. Adams             5,000(1)            .8%
$.10 par value common    Erle M. Constable          2,500(2)            .4%

$.10 par value common    Carl E. Matthusen          1,250(3)            .2%

                                    All of
                          Circuit Research Labs, Inc.
                           2522 West Geneva Drive
                            Tempe, Arizona 85282

Officer and directors as a group (5 persons)      317,562(4)          52.8%

(1)  1,250 shares owned; 3,750 shares under exercisable options.
(2) 938 shares owned; 1,562 shares under exercisable options. Held as community property with Eugenia Constable.
(3)  No shares owned; 1,250 shares under exercisable options.
(4)  Includes 2,812 shares which may be acquired by exercising stock options.
(5) Percentage is calculated on the basis that all director and officer shares under stock options presently exercisable are deemed outstanding, a total of 600,494 shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to Stockholder Notes Receivable on page 19 of the 1995 Report and to Notes 6, 8 and 9 of the Consolidated Financial Statements on pages 19-21 of the 1995 Report.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 1995 and are incorporated by reference in Item 7:

            Consolidated balance sheets - December 31, 1995 and 1994. Consolidated statements of operations - Years ended December 31,
               1995 and 1994.
            Consolidated statements of stockholders' equity - Years ended
               December 31, 1995 and 1994.
            Consolidated statements of cash flows - Years ended December 31,
               1995 and 1994.
            Notes to consolidated financial statements - Years ended December
               31, 1995 and 1994.
                                 Exhibit Index
 (a) Exhibit No.

     11   Schedule of computation of per share earnings - see page 18.

     23   Consent of Deloitte & Touche LLP - see page 17

     In addition to the exhibits previously described, the Company hereby incorporates the following exhibits by reference pursuant to Rule 12B-32, each of which was filed as an exhibit to the Company's Registration Statement on Form S-18 which was effective October
     14, 1983, and subsequent filings in a timely manner.

      3 Articles of Incorporation as Amended and Bylaws previously filed and incorporated herein by reference

     10 Stock Option Plan previously filed and incorporated herein by reference 1994 Stock Option Plan previously filed and incorporated herein by reference

     13 1995 Annual Report to Security Holders incorporated by reference Previous Annual Reports to Security Holders and Forms 10-Q were previously filed in a timely manner and are incorporated herein by reference.

     21 Subsidiaries of the Registrant - CRL International, Inc. the Company's wholly-owned Foreign Sales Corporation was incorporated in Guam in January 1991.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1995.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-82176 of Circuit Research Labs, Inc. on Form S-8 of our report dated March 1, 1996 incorporated by reference in this Annual Report on Form 10-KSB of Circuit

Research Labs, Inc. for the year ended December 31, 1995.



DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 26, 1996

CIRCUIT RESEARCH LABS, INC.

SCHEDULE OF COMPUTATION OF PER SHARE EARNINGS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                1995        994
PRIMARY(1)
     Average shares outstanding                 597,682   597,682

     Net effect of  stock options is
     antidilutive
     TOTAL                                       597,682  597,682

NET LOSS                                     $ (306,720) $(92,427)

LOSS PER COMMON SHARE                             $(.51)   $(.15)

(1) Fully diluted approximates primary.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CIRCUIT RESEARCH LABS, INC.
                                              Registrant
Date:    March 29, 1996                       By   /s/Ronald R. Jones
                                              Ronald R. Jones, Chief Executive
                                              Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 29, 1996                        By  /s/Ronald R. Jones
                                               Ronald R. Jones. Chief Executive
                                               Officer and Director
                                               (Principal Executive Officer)

Date:    March 29, 1996                        By  /s/Gary D. Clarkson
                                               Gary D, Clarkson, Secretary/
                                               Treasurer and Director

Date:    March 29, 1996                        By  /s/Dennis L. Drew
                                               Dennis L. Drew, Controller. Vice
                                               President of Operations

Date:    March 29, 1996                        By  /s/Erle M. Constable
                                               Erle M. Constable, Director

Date:    March 29, 1996                        By  /s/Carl E. Matthusen,
                                               Carl E. Matthusen, Director

Date:    March 29, 1996                        By  /s/Gary M. Hamker
                                               Gary M. Hamker, Director

                          CIRCUIT RESEARCH LABS, INC.

CORPORATE PROFILE

Circuit Research Labs, Inc. (the "Company") is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets world wide.

The Company's main product lines control the audio quality and range of radio and television audio reception including generators allowing radio and television stations to broadcast in stereo. Professional sound reinforcement and digital audio test equipment is also produced having a wide range of applications.

SELECTED FINANCIAL INFORMATION

                                 YEARS ENDED DECEMBER 31

                          1995   1994    1993      1992     1991
    Operating Highlights

  Net sales             $1,884,402 $2,074,716 $2,089,390  $2,098,422  $2,225,191
  Other income              26,524     29,596     29,119       47,38      44,313
  Total revenues         1,910,926  2,104,312  2,118,509   2,145,808   2,269,504

  Net (loss) income      (306,720)   (92,427)  (126,062)    (92,340)     192,744

  Net (loss) income per
     common share(1)         (.51)      (.15)      (.21)       (.15)         .32

  Weighted average
  number of common
  shares outstanding(1)    597,682    597,682    597,682     597,685     603,600

  Balance Sheet Highlights

  Current assets        $1,389,754 $1,466,831 $1,533,432  $1,666,304  $1,783,106
  Current liabilities      321,974    133,355    154,272     145,007     153,280
  Total assets           2,149,670  2,236,761  2,357,265   2,514,126   2,610,985
  Long-term obligations    138,458    112,354    119,514     159,578     157,238
  Total liabilities        460,432    245,709    273,786     304,585     310,518

  Stockholders' equity   1,689,238  1,991,052  2,083,479   2,209,541   2,300,467

  No cash dividends have been declared.

  Key Statistics

  Current ratio               4.32      11.00       9.94        11.5        11.6
  Book value per share(1)    $2.83      $3.33      $3.49       $3.70       $3.81
  Working capital       $1,067,780 $1,333,476 $1,379,160  $1,521,297  $1,629,826
  Order backlog           $566,720   $103,000   $227,000    $312,000    $104,000
  Employees                     25         20         26          24          25

(1)Adjusted for the one for eight reverse stock split effective September 1992.

CIRCUIT RESEARCH LABS, INC.

Dear Shareholders:

Our Company turned in a disappointing financial performance in 1995. This occurred despite the downsizing in 1994 that appeared to be an answer to profit. The new products we had planned to bring on line in 1995 were delayed but are now moving into the market place. As this is written, we have already shipped a large number of new units.

For many years CRL has depended on high quality engineered products based on technology proven in the early 1980's. While downsizing we had to move into the digital era which has strained our limited resources both manpower wise and financially. We now have digital products proven by extensive field tests of which we are extremely proud. These new products will provide a major marketing tool not only for 1996 but for years into the future. Our products will place us as a technological leader in not only the audio processing field but also in the arena of paging and remote advertising sign operation.

In a move to diversify, we purchased late in 1995 the assets, name and backlog of a small subcontractor, Desert Assemblies. Desert Assemblies has been CRL's contract printed circuit board assembler for several years with proven high quality and ontime delivery. With the downsizing of many electronic manufacturers in the Phoenix area, the potential market for subcontract work expanded beyond the capacity of Desert Assemblies. CRL had excess manufacturing capacity, including inventory handling. This purchase allows a consolidation of the subcontract operation into the CRL facility making for a more efficient operation for both CRL and Desert Assemblies. Desert Assemblies will be operated as a division of CRL

As in 1994, the international market provided a major portion of our sales with over 54% of total sales revenue of $1,910,927 derived from sales outside the
U.S.   I am optimistic that the domestic market will again provide a large portion of sales in 1996 due to the new product lines.

With our new products definitely on line in 1996, our new contract division, our financial strength and our core of faithful experienced personnel, our outlook for a return to profitable operations, in my opinion, seems promising.

We again thank our shareholders who have maintained their investment during this trying period.


Very truly yours,



Ronald R. Jones
Chairman and President

CIRCUIT RESEARCH LABS, INC.

Corporate Overview

Founded in 1974 as broadcast industry consultants, Circuit Research Labs built upon its understanding of the broadcast industry's needs by expanding into product development and manufacturing. In 1978, Circuit Research Labs, Inc., herein after referred to as the Company or CRL, was incorporated , and in late 1983 became registered as a public company on the NASDAQ stock exchange.

Since the first product, which was designed to improve the "coverage and quality" of low powered AM radio stations, CRL has been committed to improving broadcast quality. CRL's product lines have grown to include digital and analog audio processing and encoding devices for mono or stereo AM or FM radio, international short-wave and mono or stereo television, RDS/RBDS generators and receivers and digital audio analyzers. These products are labeled "CRL Systems".

Corporate Strategy

CRL is dedicated to serving the audio processing needs of the broadcast and professional audio markets with the highest quality products utilizing state-of-the-art technology. To achieve this goal requires a high level of research and development and CRL commits a large portion of its revenues to developing new products and constantly improving existing product performances. CRL also monitors new technology frontiers in our existing markets and others for possible product improvements. CRL has confidence in its engineers' expertise to develop new products on the leading edge of technology for the broadcast industry.

In order to prevent dependency on one market, when appropriate, consultants, licensing of technology and acquisition of product lines are also used to diversify operations. CRL also encourages product engineering and development for other complementary broadcast manufacturers. Examples include the development of digital audio analyzers and the acquisition of Desert Assemblies. CRL's production capabilities are constantly being improved and new marketing concepts are being developed to provide increased market share. Trusting in our dealers internationally and domestically for final product distribution, the CRL marketing and sales staff works directly in sales efforts with potential customers along with and for its dealers. Supported by an efficient customer service department, CRL maintains a reputation for excellent business ethics and selling standards.

The Broadcast Industry and CRL

CRL was a major participant in the National Radio Systems Committee (NRSC) which developed standards for AM stations adopted by the FCC. During 1987, CRL developed and produced equipment enabling AM stations to meet certain NRSC standards and, as a result, enjoyed an increase in sales and continued to be a market leader in AM processing.

CRL is a member of the National Association of Broadcasters (NAB). The NAB is the world's largest, most extensive broadcaster's association, offering a wide variety of services to radio and television stations, as well as organizations that provide products and/or services to the broadcast industry. CRL's staff contribute articles and technical papers to various NAB publications and participate in technical conferences.

CRL is a member of the (Radio Data Systems) RDS Forum. The Forum promotes the exchange of experience between broadcasters and manufacturers on RDS system implementation and provides guidance to manufacturers on broadcasters' operational needs. RDS is a system which enables a radio station to transmit digital data without interfering with the current audio signal.

In 1985 CRL purchased all rights to the patented dynafexR chip. The dynafexR noise reduction system effectively reduces tap hiss and other background noises from virtually any audio source. Two products are being produced under the dynafexR label and most CRL processors utilize the dynafexR chip.

In the last quarter of 1995 CRL acquired Desert Assemblies, a contract electronic assemblies company. The acquisition of Desert Assemblies expands and enhances CRL's production capabilities. CRL now possesses the ability to design, build and test products for other companies (turnkey production).

CRL holds several patents on component designs for CRL products within the broadcast industry.

The Principal Products

AUDIO PROCESSING PRODUCTS

CRL's audio processing equipment for radio broadcast can be separated into four different series or product families, Digital Series, Modular Series, Amigo

Series and the Signature Series.

Digital Series

The newest addition to CRL's radio processors is the Digital Series. CRL digital products are on the leading edge of technology with 100% digital architecture. The principal products are:

     DP-100 Digital Processor The DP-100 FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The DP-100 uses the latest digital technology to its fullest potential to produce the most advanced digital processor on the market. The DP-100 includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement and improved digital version of CRL's patented dynafexR noise reduction system.

     SC-100 RDS/RBDS (Radio Data Systems/Radio Broadcast Data Systems) allows a FM radio station to transmit additional streams of digital information giving the station new promotional methods, new public service opportunities and exciting new revenue possibilities. CRL's SC-100 is a RDS/RBDS generator using the latest in DSP (Digital Signal Processing) digital technology. The visual text message that the SC-100 sends to the new "smart radios" can be used for call letter and slogan recognition, traffic and weather reports, emergency alert messages and display advertising. The SC-100 can also be used for paging, billboard sign control, global positioning plus other exciting applications.

Modular Series

In its Modular Series, CRL designed the entire AM or FM processing chain as building blocks. As a result, the station can start simply, with just a limiter and stereo generator, for instance, and then add a compressor later as its processing needs change and its budget allows. The modular approach allows the radio station to buy just what it needs. The principal Modular systems are:

     FM1g A basic FM audio processing system consisting of CRL's automatic gain controller (AGC) /limiter and digitally synthesized stereo generator.
     FM2g A complete system with an AGC, a limiting system and digitally synthesized stereo generator.
     FM2g+ A comprehensive FM system with an AGC, a limiter, a digitally synthesized stereo generator and four band compressor.

     AM2m An AGC and a peak limiter are the two components of this basic mono AM system.
     AM4m CRL's most popular AM system is a three unit system consisting of an AGC, a modulation limiter and four band compressor.
     AM2s CRL's basic stereo AM system includes a stereo AGC and a limiter. AM4s Three components form CRL's enhanced stereo AM system. The system includes a stereo AGC, four band compressor/equalizer and matrix limiter.

Amigo Series

The next family of radio processing is the Amigo Series. The Amigo family of processors is an integrated "one box" processing system designed for the small to mid-size station in both international and domestic markets. The Amigo family of processors is the best performing processor in its class. The principal Amigo systems are:

     Amigo The Amigo is a combination of a dual band AGC, a variable pre-emphasis multi-band limiter and digitally synthesized stereo generator. The single unit contains a complete FM audio processing system. The Amigo is flexible and powerful, yet designed for easy set up and use. The Amigo FM is one of CRL's most popular selling systems.

     Amigo AM   The Amigo AM is a complete matrix stereo audio processing
     system. It includes a dual band AGC, patented 3 band matrix limiter, single channel limiting and NRSC (National Radio Systems Committee) output filtering.

     BAP-2000 A complete stand alone audio processor for any mono FM. The system consists of an advanced dual band audio AGC and limiter. Internal options selected by the radio station allow the BAP-2000 to be tailored to handle most any mono audio control job.

Signature Series

The Signature Series is a high performance audio processing system. The principal products are:

     Audio Signature The Audio Signature gives the power of digital control with multi-band compression and limiting for high performance power. The FM Audio Signature includes a stereo AGC and four band compressor with a sophisticated set of processing controls to produce the radio station's own unique and distinctive sound.

     Modulation Signature The Modulation Signature features a digitally modulated stereo generator and a fully adjustable limiting system.

     Real Time Event Sequencer The Real Time Event Sequencer is a programmable event timer that can control any combination of eight outputs and store up to 255 events. Events can be programmed to the second for each day of the week, for each different month of the year.

TELEVISION PRODUCTS
CRL has a complete line of quality audio processing for the television broadcast industry. The principal products are:

     TVS-3001 The TVS-3001 is a state-of-the-art stereo television processing system that offers maximum control of the audio program material. It includes a precision tri-band AGC with horizontal sync rejection filter, exclusive CRL/CBS loudness control circuitry, reversed phase audio corrector and audio asymmetry removal circuits.

     TVS-3003 The TVS-3003 is a digitally synthesized MTS generator with dbx encoding, advanced transfer function pre-emphasis limiter and a proprietary stereo sound field enhancer.

     TVS-3004 The TVS-3004 Professional Channel (PRO) generator is a digitally synthesized subcarrier generator for non-public use with integrated input limiter, data and telemetry inputs.

     TVS-3005 The TVS-3005 is a digitally synthesized subcarrier generator for a secondary audio program (SAP) channel, primarily designed for public second language usage.

     BAP-2000 The BAP-2000 is a complete audio processor with horizontal sync rejection filter for mono television applications.

NOISE REDUCTION SYSTEMS
     DX1 & DX2 For the professional audio and music industry, CRL manufactures noise reduction systems incorporating an integrated circuit patented under the dynafexR name. The dynafexR noise reduction system effectively reduces tap hiss and other background noises from virtually any audio source. The dynafex system is available in mono (DX1) and stereo (DX2). The dynafex chip is also utilized in all CRL products where possible.

TEST AND MEASUREMENT
     DAA-50 With the conversion of audio technology to digital, CRL recognized the need for an inexpensive test and analysis tool and developed the DAA-50. The DAA-50 receives and decodes audio data. A variety of information about the signal can be determined through easily defined LED status indicator lights. Compact and light weight the DAA-50 can be used when and wherever it's needed.

TECHNOLOGY RESEARCH AND DEVELOPMENT

     Tektronix AM70 CRL licensed certain digital audio testing technology to Tektronix. Tektronix's Pathfinder AM70 Audio Analyzer/Generator is the product of this combined effort. The AM70 is a handheld programmable audio product that operates in three modes: generator (serves as source of analog and digital signals), monitor (provides visual and audible output), and modify (allows real-time editing).

New Products

CRL introduced its DP-100 Digital Processor for the international and domestic FM market. Also new features and improvements were added to CRL's SC-100 RDS/RBDS generator for paging and billboard sign control. In addition CRL is continuing to research and develop new products for release in the coming years.

CIRCUIT RESEARCH LABS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 1995 AND 1994

RESULTS OF OPERATIONS

The following tables set forth financial information for each of the four quarters of the year ended December 31, 1995 and for the years ended December 31, 1995 and 1994.

                                                         1995 Quarters Ended

                            March 31      June 30  September 30  December 31

Net sales                   $537,185     $422,865      $488,577     $435,775
Other income                   6,006        7,167         4,887        8,464

Total revenues              $543,191     $430,032      $493,464     $444,239

Gross margin on net sales   $358,627     $283,925      $306,042     $239,672
Gross margin percent             67%          67%           63%          55%

Net income  (loss)            $2,483    $(47,261)     $(85,713)   $(176,229)
Net  income (loss) percent        0%        (11)%         (17)%        (40)%

Income (Loss) per share         $.00       $(.08)        $(.14)       $(.29)

                                                     Years Ended December 31
                                                           1995         1994

Net sales                                            $1,884,402   $2,074,716
Other income                                             26,524       29,596

Total revenues                                       $1,910,926   $2,104,312

Gross margin on net sales                            $1,188,266   $1,308,855
Gross margin percent                                        63%          63%

Net loss                                             $(306,720)   $( 92,427)
Net loss percent                                          (16)%         (4)%
Loss per share                                           $(.51)      $.(.15)

Net sales in 1995 at $1,884,402 were lower compared to $2,074,716 for 1994. The decrease was the result of lower international demand for the Company's radio products. The percentage of international sales also decreased to 55% or $1,028,842 compared to 66%, or $1,364,200 for 1994.

Cost of goods sold in 1995 was 37% which was comparable to 1994 at 37%.

Selling, general and administrative expense in 1995 of $1,056,000 was comparable to the selling, general and administrative expense in 1994 of $1,074,700.

Research and development expense for the period ended December 31, 1995 was $429,600, an increase of $70,900 compared to the same period of 1994 of $358,700. The increase was the result of contract engineering work on the new products, the DP100 and the RDS/RBDS units.

Interest and other income of $26,500 for the period ended December 31, 1995 was comparable for the same period of 1994 of $29,600.

FINANCIAL CONDITION

As of  December 31, 1995, the Company had net working capital of $1,067,800 and
a current ratio of 4.32 to 1.   CRL believes that its financial resources are
adequate to fund its operations in 1996 and will continue to finance operations from its existing sources of cash. The increase in liabilities was due to the purchase of Desert Assemblies.

Receivables at December 31, 1995 of $162,200 decreased $47,400 over the same period in 1994 of $209,600 as a result of decreased sales in 1995 and a receivable for royalties due on the licensing agreement with Tektronics in 1994. Our credit policy remains the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

Inventory of $836,600 at December 31, 1995 increased $125,600 compared to $711,000 of inventory at December 31, 1994. The increase is the result of raw material purchases for the production of the new product, the DP100.

The Company's credit line of $200,000 was renewed on July 1, 1995 and is effective through July 1, 1996. As of December 31, 1995, CRL had no borrowings under the credit line.

CRL purchased late in 1995 the assets, name and backlog of a small subcontractor, Desert Assemblies. Desert Assemblies has been CRL's contract printed circuit board assembler for several years with proven high quality and ontime delivery. With the downsizing of many electronic manufacturers in the Phoenix area, the potential market for subcontract work expanded beyond the capacity of Desert Assemblies. CRL had excess manufacturing capacity, including inventory handling. This purchase allows a consolidation of the subcontract operation into the CRL facility making for a more efficient operation for both CRL and Desert Assemblies. Desert Assemblies will be operated as a division of CRL.

There were no other major capital expenditures in 1995 and none are contemplated for 1996.

CIRCUIT RESEARCH LABS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 1994 AND 1993

RESULTS OF OPERATIONS

The following tables set forth financial information for each of the four quarters of the year ended December 31, 1994 and for the years ended December 31, 1994 and 1993.

                                                          1994 Quarters Ended
                              March 31     June 30  September 30   December 31

Net sales                     $454,563    $441,928      $555,560      $622,665
Other income                     4,222       6,551        26,114       (7,291)

Total revenues                $458,785    $448,479      $581,674      $615,374


Gross margin on net sales     $296,424    $271,649      $352,981      $387,801
Gross margin percent               65%         61%           64%           59%

Net (loss) income            $(85,679)   $(73,410)       $30,006      $36,656
Net (loss) income  percent       (19)%       (17)%            5%            6%

(Loss) income  per share        $(.14)      $(.12)          $.05          $.06

                                                       Years Ended December 31
                                                            1994          1993

Net sales                                             $2,074,716    $2,089,390
Other income                                              29,596        29,119

Total revenues                                        $2,104,312    $2,118,509

Gross margin on net sales                             $1,308,855    $1,362,670
Gross margin percent                                         63%           65%

Net loss                                               $(92,427)    $(126,062)
Net loss percent                                            (4)%          (6)%
Loss per share                                            $(.15)       $.(.21)

Net sales remained level in 1994 at $2,074,716 compared to $2,089,390 for 1993. The percentage of international sales also remained level at 66%, or $1,364,200 for 1994 and 66%, or $1,382,300 for 1993.

Cost of goods sold in 1994 was 37% which was comparable to 1993 at 35%.

Selling, general and administrative expense in 1994 of $1,074,700 was a decrease of $111,700 from the selling, general and administrative expense in 1993 of $1,186,400. This decrease was the result of cutbacks by management in specific areas. A reduction in support personnel in accounting, administration, and marketing resulted in a $69,000 decrease in salaries and benefits in 1994 compared to the same period in 1993. Travel and personnel attending trade shows was also reduced for the year ended December 31, 1994 resulting in a decrease of $27,000 compared to the same period in 1993. Advertising and promotion expenses were lower in 1994 by $14,600 compared to 1993.

Research and development expense for the period ended December 31, 1994 was $358,700 which was comparable to the same period of 1993 of $355,400.

Interest and other income of $29,600 for the period ended December 31, 1994 was comparable for the same period of 1993 of $29,100.

FINANCIAL CONDITION

As of December 31, 1994, the Company had net working capital of $1,333,476 and a current ratio of 11.00 to 1.

Receivables at December 31, 1994 of $209,600 increased $35,800 over the same period in 1993 of $173,800 as a result of increased sales and a receivable for royalties due on the licensing agreement with Tektronics. Our credit policy remained the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

Inventory of $711,000 at December 31, 1994 was comparable to $718,300 of inventory at December 31, 1993.

The Company's credit line of $500,000 was renewed on July 1, 1994 and was effective through July 1, 1995. As of December 31, 1994, CRL had no borrowings under the credit line.

There were no major capital expenditures in 1994.

 INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Circuit Research Labs, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 1996

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS                                                 1995          1994

CURRENT ASSETS:
    Cash                                           $    25,974   $   122,217
    Securities available-for-sale (Note 3)             297,667       321,712
    Accounts receivable, less allowance for
    doubtful accounts of $16,520 in 1995 and
    $16,500 in 1994 (Note 7)                           162,242       209,597
    Income taxes receivable (Note 10)                                 13,000
    Inventories (Note 4)                               836,628       711,046
    Deferred income taxes (Note 10)                                   15,000
    Prepaid expenses and other                          67,243        74,259
         Total current assets                        1,389,754     1,466,831

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 5 and 8)    594,152       631,467

STOCKHOLDER NOTES RECEIVABLE (Note 6)                    1,081         4,462
DEFERRED INCOME TAXES (Note 10)                                       15,000
OTHER ASSETS - Net                                     164,683       119,001
TOTAL                                               $2,149,670    $2,236,761

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $  91,401      $  14,839
    Accrued salaries and benefits                      58,004         47,696
    Accrued professional fees                          27,405         37,216
    Accrued customer deposits                          99,818          8,582
    Other accrued expenses and liabilities             26,210         17,853

    Current portion of long-term debt (Notes 6 and 8)  19,136          7,169
         Total current liabilities                    321,974        133,355

LONG-TERM DEBT, Net of current portion (Notes 6 and 8)138,458        112,354
         Total liabilities                            460,432        245,709

STOCKHOLDERS' EQUITY (Note 9):
    Preferred stock, $100 par value -
    authorized, 500,000 shares,       none issued
    Common stock, $.10 par value - authorized,
    20,000,000 shares, 597,682  shares issued and
    outstanding                                        59,768         59,768

    Additional paid-in capital                      1,247,240      1,247,240
    Retained earnings                                 377,324        684,044
    Unrealized appreciation on securities
    available-for-sale                                  4,906
         Total stockholders' equity                 1,689,238      1,991,052
TOTAL                                              $2,149,670     $2,236,761

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                           1995        1994
NET SALES (Note 11)                                  $1,884,402  $2,074,716

COST OF GOODS SOLD                                      696,136     765,861

              Gross profit                            1,188,266   1,308,855

OPERATING EXPENSES (Note 12):
    Selling, general and administrative               1,055,950   1,074,694
    Research and development                            429,630     358,729

              Total operating expenses                1,485,580   1,433,423

LOSS FROM OPERATIONS                                  (297,314)   (124,568)

OTHER INCOME (EXPENSE):
   Interest and other income (Note 6)                   26,524      29,596
   Interest expense                                                (13,989)
    (20,655)

              Total other income  (expense)              12,535       8,941

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)            (284,779)   (115,627)

INCOME TAX PROVISION (BENEFIT) (Note 10):
   Current                                              (8,059)    (10,200)

   Deferred                                             30,000      (13,000)
              Total income tax provision (benefit)      21,941     (23,200)

NET LOSS                                            $ (306,720)  $ (92,427)

LOSS PER COMMON SHARE                                    $(.51)      $(.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          597,682     597,682

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                       Unrealized
                             Additional              Appreciation On
                     Common   Paid-in    Retained       Securities
                    Stock     Capital     Earnings  Available-for-Sale    Total

BALANCE,
JANUARY 1, 1994     $59,768  $1,247,240  $ 776,471                  $2,083,479

Net loss                                  (92,427)                    (92,427)

BALANCE,

DECEMBER 31, 1994    59,768   1,247,240    684,044      1,991,052

Unrealized appreciation
on securities available-
for-sale                                                   $4,906        4,906

Net loss                                                (306,720)    (306,720)

BALANCE,
DECEMBER 31, 1995   $59,768  $1,247,240  $ 377,324         $4,906   $1,689,238

 See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                           1995        1994
OPERATING ACTIVITIES:
Net loss                                                $(306,720)   $(92,427)
Adjustments to reconcile net loss  to net cash used in
   operating activities:
   Depreciation and amortization                            77,867      90,580
   Deferred income taxes                                    30,000    (13,000)
   Changes in assets and liabilities:
         Accounts receivable                                47,355    (35,765)
         Income taxes receivable                            13,000      35,000
         Inventories                                     (125,582)       7,226
         Prepaid expenses and other                          7,016      13,364
         Other assets                                        (452)    (19,494)
         Accounts payable and accrued expenses             176,652    (21,768)

                 Net cash used in operating activities    (80,864)    (36,284)

INVESTING ACTIVITIES:
    Capital expenditures                                  (40,552)    (15,637)
    Purchase of securities                               (396,049)   (146,712)
    Proceeds from sale or maturity of securities           425,000     140,505
    Payments received on stockholder notes                   3,381       3,454

                 Net cash used in investing activities     (8,220)     (18,390)

FINANCING ACTIVITIES -
     Principal payments on long-term debt                  (7,159)     (6,309)

                     NET DECREASE IN CASH                 (96,243)    (60,983)

CASH, BEGINNING OF YEAR                                    122,217     183,200
CASH, END OF YEAR                                        $  25,974  $  122,217

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                              $  13,989  $   16,496

     Debt issued to purchase Desert Assemblies           $  45,230

 See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly-owned subsidiaries: CRL Systems, Inc., National Communications Research Center, Inc. ("NCRC") and CRL International, Inc. (collectively, the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

   Securities available-for-sale are securities being held for indefinite periods of time, including securities that management intends to use for liquidity needs or that may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value, with the net, after-tax unrealized gain or loss recorded as a separate component of stockholders' equity with no effect on current results of operations.. Realized gains and losses are included in other income and are computed using specific identification.

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 years to 31.5 years.

   Other assets consist principally of cash surrender values on officers' life insurance, patents which are stated at cost less amortization computed on the straight-line method over the underlying asset's estimated useful life and certain intangibles acquired from Desert Assemblies. See Note 2. Accumulated amortization of patents was $35,831 and $34,416 at December 31, 1995 and 1994, respectively.

   Income Taxes - Income tax expense is calculated under the liability method as required under Statement of Financial Accounting Standards ("SFAS") No.
   109. Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the tax rates that will be in effect when these differences reverse. These differences arise principally from the use of accelerated depreciation methods for income tax purposes and capitalization of costs in inventories for income tax purposes in excess of those capitalized for financial reporting purposes.

   Revenue is recognized on sales of products at the time of shipment.

   New accounting pronouncements - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company has not completed the process of evaluating the impact that will result from adopting this Statement. However, management does not believe the adoption will have a significant impact on the Company's financial position and results of operations. SFAS No. 121 is required to be adopted in the first quarter of 1996. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation. SFAS No. 123 will require additional disclosures in the 1996 financial statements.

   Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Financial instruments - SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" was adopted for the year ended December 31, 1995. SFAS No. 107 requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, securities available-for-sale, receivables, accounts payable and long-term debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

   Research and development costs are charged to expense as incurred.

   Loss per common share is based on the weighted average number of shares outstanding during each period, after giving effect for any dilutive stock options, which are considered to be common stock equivalents. For the years ended December 31, 1995 and 1994, options that would otherwise qualify as common stock equivalents are excluded because their inclusion would be antidilutive.

   Reclassifications - Certain reclassifications were made to the 1994 financial statements to conform with the 1995 presentation.

2. DESCRIPTION OF BUSINESS

    The Company develops, manufactures and markets audio processing and transmission encoding equipment for the broadcast and professional entertainment industries. On December 4, 1995, the Company purchased certain assets of Desert Assemblies, a former contractor and sub-assembler for the Company. The results of operations related to the acquired assets of Desert Assemblies are included in the consolidated statement of operations of the Company for the period from December 4, 1995 through December 31, 1995.

3. SECURITIES  AVAILABLE-FOR-SALE

   The Financial Accounting Standards Board issued SFAS No. 115 in May 1993 establishing certain new financial accounting and reporting standards for investments in debt and equity securities. SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held-to-maturity, available-for-sale or trading -- with different reporting requirements for each classification. All of the Company's marketable securities are classified as available-for-sale. The Company adopted SFAS No. 115 as of January 1, 1994. The fair value of the Company's securities are estimated based on quoted market prices for those or similar instruments.

   A summary of the Company's  securities is as follows at December 31:

                                                             1995      1994
   Amortized cost:
       Preferred stocks                                 $  50,000   $50,000
       United States Treasury bonds                       242,761   271,712
   Total                                                 $292,761  $321,712

    Estimated fair value:
       Preferred stocks                                 $  54,500  $ 50,000
       United States Treasury bonds                       243,167   271,712
   Total                                                 $297,667  $321,712

   Gross unrealized holding gains                         $4,906          0

    At December 31, 1995, the United States Treasury bonds mature within one year.

4. INVENTORIES

   Inventories consist of the following at December 31:

                                                           1995      1994

   Raw materials and supplies                            $437,368  $354,298
   Work in process                                        169,640    97,433
   Finished goods                                         229,620   259,315
   Total                                                 $836,628  $711,046

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following at December 31:

                                                       1995         1994

   Land                                          $   130,869    $   130,869
   Building and improvements                          497,004       497,004
   Furniture and fixtures                             383,523       379,435
   Machinery and equipment                            564,734       528,270

   Total                                            1,576,130     1,535,578
   Less accumulated depreciation                      981,978       904,111

   Property, plant and equipment - net             $  594,152    $  631,467

6. STOCKHOLDER NOTES RECEIVABLE

    In February 1993, the Board of Directors of the Company elected to provide compensation to two principal stockholders for their continuing guarantee of the long-term notes payable for the Company's operating facility. Such compensation is calculated at 3% of the outstanding balance of the long-term notes payable at each fiscal year-end and is used to reduce the stockholder notes receivable based upon the stockholders' proportionate shares of stock owned. The notes receivable accrue interest at 10% per annum. Interest income recognized on these notes for the years ended December 31, 1995 and 1994 was $171 and $292, respectively.

7. CREDIT ARRANGEMENTS

    The Company maintains a $200,000 line of credit with a commercial bank. Borrowings accrue interest at the bank's prime rate (8.5% at December 31, 1995) plus 1%. There were no outstanding borrowings under this line of credit at December 31, 1995 and 1994. The line of credit commitment expires July 1, 1996 and is collateralized by accounts receivable. The line of credit commitment requires the maintenance of certain financial ratios and limits advances to 75% of eligible receivables. At December 31, 1995, the Company was in compliance with such requirements.

8. LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                              1995      1994
    12.7% mortgage note collateralized by the
    Company's operating facility requiring
    monthly principal and interest payments of
    $1,913 through April 2004                              $112,364  $119,523

    Noninterest-bearing note issued in connection
    with acquisition of Desert Assemblies, requiring
    annual payments of $11,000 through January 2000         55,000
    Less unamortized discount based on imputed interest
    rate of 10%                                            (9,770)

    Total                                                  157,594   119,523
    Less current portion                                  (19,136)   (7,169)
    Long-term debt, net of current portion                $138,458  $112,354

    Principal payments on long-term debt are scheduled as follows: 1996, $19,136; 1997, $16,325; 1998, $18,626; 1999, $20,894; 2000, $23,478 and
    $59,135, thereafter.

9. STOCKHOLDERS' EQUITY

    In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options granted and not exercised under the Company's previous plan were canceled and new options were granted. The Company's Board of Directors appointed the Stock Option Committee which is authorized to grant incentive stock options and non qualified stock options under the Plan, select optionees, determine the number of shares to be granted to each nominee, select the term of the option (up to ten years), and determine the price to be paid on the exercise of the option, provided that such price must not be less than 100% of the market value of the shares subject to the option at the time it is granted. Each option is exercisable from time to time subject to such restrictions on exercisability as the Stock Option
    Committee may impose at the grant date.    This plan expires in April 2004.

    Information with respect to stock option activity follows:

                                                              Option Price
                                                        Shares   Per Share

   Outstanding at January 1, 1994                      14,062        $1.25

   Cancelled                                          (14,062)       $1.25
   Issued                                              14,062        $1.25
   Outstanding at December 31, 1994                    14,062        $1.25
   Cancelled                                                0
   Issued                                                   0
   Outstanding at December 31, 1995                    14,062        $1.25

   The exercise date of all outstanding options is May 6, 1995, and the expiration date is May 6, 1997. The aggregate exercise price of options outstanding at December 31, 1995 was $17,578.

    Preferred stock may be issued in amounts with such designations, preferences, voting rights, privileges and such other restrictions and qualifications as the Board of Directors may establish. No preferred stock has been issued.

10.INCOME TAXES

   The principal reasons for the difference between the income tax (benefit) provision and the amounts computed by applying the statutory income tax rates to loss before income tax (benefit) provision for the years ended December 31, are as follows:

                                                         1995       1994

Federal tax at statutory rates                         $(88,300)  $(39,300)
  State tax at statutory rates                          (25,600)
           Dividends deduction                           (1,300)    (2,600)
      Officers' life insurance                            3,400      3,700
Other                                                    (6,259)     2,000
Increase in valuation allowance                         140,000      13,000
                                 Total                 $ 21,941   $(23,200)

At December 31, the deferred taxes represent the tax effect of temporary differences related to:

                                                        1995        1994
   Current deferred taxes:
      Inventory capitalization                        $  25,900   $  26,900
      Prepaid expenses                                  (26,900)   (27,300)
      Inventory obsolescence reserve                     30,200      32,000
      Allowance for doubtful accounts                     6,600       6,600
      Other                                                             800
      Deferred tax valuation allowance                 (35,800)    (24,000)

   Total                                           $         0   $   15,000


   Non-current deferred taxes:
      Depreciation                                     (22,000)    (11,900)
      State operating loss carryforward                  65,300     39,500
      Federal general business credit carryforward       85,000     85,000
      Federal operating loss carryforward                96,200
      Other                                               3,200      1,900
      Deferred tax valuation allowance                (227,700)    (99,500)
      Total                                      $           0   $  15,000

   At December 31, 1995, a valuation allowance totaling $263,500 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carryforwards for which the utilization is not reasonably assured.

   For the year ended December 31, 1994 a benefit of $10,000 was recognized as a result of carrying back the 1994 net operating loss. Net operating loss carryforwards of approximately $310,000 and $725,000 which expire through 2010 are available for federal and state purposes respectively.

11.SALES TO MAJOR CUSTOMERS AND EXPORT SALES

   Sales during the two years ended December 31, 1995 were conducted primarily through wholesale distributors and dealers. One wholesale distributor accounted for approximately 17% of net sales for the year ended December 31, 1995 and 25% of net sales for the year ended December 31,1994.

   International sales in 1995 and 1994 totaled approximately $1,029,000 and $1,364,200, respectively. Foreign sales are made through the Company's wholly-owned foreign sales corporation. The Company requires that all sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 1995 or 1994. The Company's export sales by region are as follows:

Export Sales

   Region                              1995     %            1994       %

   Europe                        $  233,100     23%     $ 157,100       12%
   Pacific Rim                      363,900     35        620,900       45
   Latin and South America          121,800     12        107,500        8
   Canada and Mexico                124,600     12        140,400       10

   Other                            185,600     18        338,300       25

   Total                         $1,029,000    100%    $1,364,200      100%


12.EMPLOYEE BENEFIT PLAN

   As of January 1, 1991, the Company adopted a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company will match 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $15,498 and $16,008 in 1995 and 1994, respectively.

CIRCUIT RESEARCH LABS, INC.

STOCK MARKET INFORMATION

The Company's common stock is publicly traded in the over-the-counter market (NASDAQ symbol: CRLI) and commenced trading on November 4, 1983. As of February 29, 1995, there were 597,682 shares of common stock issued and outstanding, with an estimated 324 stockholders of record. The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers Automated Quotations (NASDAQ).

                                    1995 - Quarters Ended

                       March 31 June 30 September 30 December 31
Bid Quotation Range

High                    $1.75    $2.00      $1.68      $1.63
Low                     $1.38    $1.63      $1.13      $1.38

                            1994 - Quarters Ended
                     March 31  June 30 September 30 December 31
Bid Quotation Range

High                    $1.50    $1.50      $1.50      $1.63
Low                     $1.25    $1.25      $1.25      $1.38

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


 DIVIDENDS

The Company has not paid any dividends on its common stock for the two most recent fiscal years and intends to retain its earnings for use in the development of its business. Therefore, the Company does not expect to pay cash dividends at any time in the foreseeable future. No contractual restrictions or limitations exist on the Company's present or future ability to pay dividends.

CIRCUIT RESEARCH LABS, INC.

                              CORPORATE DIRECTORY
OFFICERS AND DIRECTORS:

Ronald R. Jones

Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer

Gary D. Clarkson
Secretary/Treasurer and Director

Erle M. Constable
Assistant Treasurer and Director

Carl E. Matthusen
Director
General Manager KJZZ/Sun Sounds

Gary M. Hamker
Director

Santo J. Adams
Vice President Manufacturing

Dennis L. Drew
Vice President Operations and Assistant Secretary/Treasurer

                             CORPORATE INFORMATION
                            Corporate Headquarters:
                          Circuit Research Labs, Inc.
                            2522 West Geneva Drive

                             Tempe, Arizona  85282

Transfer Agent and Registrar:         Independent Auditors:
   Bank One                              Deloitte & Touche LLP
    Trust Department                    2901 North Central Avenue
    Post Office Box 71                  Suite 1200
    Phoenix, Arizona  85001             Phoenix, Arizona 85012

Financial Public Relations Counsel:   Corporate Counsel:
    The Equity Group Inc.               James S. Freedman, Esquire
    919 Third Avenue                    4455 East Camelback Rd., Suite E160
    New York City, New York 10022       Phoenix, Arizona  85018

   Additional Information:

A copy of Circuit Research Labs, Inc.'s current Form 10-KSB has been filed with the Securities and Exchange Commission and is available on request without charge by writing to the Company's corporate headquarters and marked:
Attention:  Investor Relations.