Form 10QSB
period 1996-03-31
CIRCUIT RESEARCH LABS INC
filed 1996-05-14
CIK 725897

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter Ended March 31, 1996
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

                  YES    X                           NO

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                              Outstanding at
                  Class                       March 31, 1996

             Common stock, $.10 par value      597,682

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                       INDEX

                                                              Page


       Part I.  FINANCIAL INFORMATION:


          Item 1. Financial Statements

               Consolidated Condensed Balance Sheets
                March 31, 1996 (Unaudited) and
                December 31, 1995                             3

               Consolidated Condensed Statements of
                Operations - Three months ended
                March 31, 1996 and 1995 (Unaudited)           5

               Consolidated Condensed Statements of Cash
                Flows - Three months ended March 31, 1996

                and 1995 (Unaudited)                          6

          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 7


       Part II. OTHER INFORMATION:

          Item 6.  Exhibits and Reports on Form 8-K           9

          Signatures                                         10

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES



       The Consolidated Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 1996 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 1996 and 1995 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1996 and 1995 have been prepared without audit.

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

       In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results of operations for such interim periods. Net operating results for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,  December 31
                                                        1996       1995
                                                      (Unaudited)
       ASSETS

       CURRENT ASSETS:
           Cash and cash equivalents                  $107,155     $ 25,974
           Securities available-for-sale               293,509      297,667
           Accounts receivable, less allowance for
             doubtful accounts of $16,520              138,690      162,242

           Inventories:
             Raw materials and supplies                429,983      437,368
             Work in process                           171,343      169,640
             Finished goods                            208,530      229,620

             Total inventories                         809,856      836,628

           Prepaid expenses and other                   79,821       67,243

             Total current assets                    1,429,031    1,389,754


       PROPERTY, PLANT AND EQUIPMENT:
           Land                                        130,869      130,869
           Building and improvements                   497,004      497,004
           Furniture and fixtures                      383,523      383,523
           Machinery and equipment                     602,238      564,734

                     Total                           1,613,634    1,576,130
           Less accumulated depreciation             1,000,848      981,978

             Property, plant and equipment - net       612,786      594,152

       OTHER ASSETS - NET                              163,783      164,683

       STOCKHOLDER NOTES RECEIVABLE                                   1,081

       TOTAL                                        $2,205,600   $2,149,670

                                                     (continued)

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,  December 31,
                                                           1996         1995

           (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY


       CURRENT LIABILITIES:
           Accounts payable                           $114,435    $  91,401
           Accrued salaries and benefits                21,878       58,004
           Accrued professional fees                    11,308       27,405
           Accrued customer deposits                   168,072       99,818
           Other accrued expenses and liabilities       39,540       26,210
           Long-term debt - current portion             19,385       19,136

           Total current liabilities                   374,618      321,974


       LONG-TERM DEBT - LESS CURRENT PORTION           125,418      138,458


       STOCKHOLDERS' EQUITY:
           Preferred stock, $100 par value -
             authorized 500,000 shares, none issued
           Common stock, $.10 par value - authorized
             20,000,000 shares, 597,682 shares issued
              and outstanding                           59,768       59,768
           Additional paid-in capital                1,247,240    1,247,240
           Retained earnings                           398,556      377,324
           Unrealized appreciation on securities
              available-for sale                                      4,906


           Total stockholders' equity                1,705,564    1,689,238

       TOTAL                                         $2,205,60   $2,149,670

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         1996         1995

       NET SALES                                       $607,264    $537,185

       COST OF GOODS SOLD                               216,343     178,558

          Gross profit                                  390,921     358,627

       OPERATING EXPENSES:
          Selling, general and administrative           275,358     246,484
          Research and development                       92,299     106,733

          Total operating expenses                      367,657     353,217

       INCOME FROM OPERATIONS                            23,264       5,410

       OTHER INCOME (EXPENSE):

          Interest and other income                       5,005       6,006
          Interest expense                               (7,037)     (7,333)

          Total other income (expense)                   (2,032)     (1,327)

       INCOME  BEFORE INCOME TAXES                       21,232       4,083

       INCOME TAX EXPENSE                                            (1,600)

       NET  INCOME                                      $21,232    $  2,483

       EARNINGS  PER COMMON SHARE                          $.04       $.00

       WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES  OUTSTANDING                    597,682      597,682


                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                           1996      1995

       OPERATING  ACTIVITIES:

       NET  INCOME                                     $ 21,232   $   2,483
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY  OPERATING ACTIVITIES:

          Depreciation and amortization                  21,595      22,239
          Deferred income taxes                                       1,600
          Changes in assets and liabilities:
             Accounts receivable                         23,552      31,181
             Inventories                                 26,772     (12,582)
             Prepaid expenses and other                 (12,578)        753
             Other assets                                (1,825)       (997)
             Accounts payable, accrued expenses and
             customer deposits                           52,395       1,212

       NET CASH PROVIDED BY OPERATING ACTIVITIES         131,143     45,889

       INVESTING ACTIVITIES:

          Purchase of securities                                    (74,318)
          Proceeds from sale or maturity of securities               74,008
          Capital expenditures                          (37,504)     (8,800)
          Payments received on stockholders' notes        1,081       3,381

       NET CASH USED IN
          INVESTING ACTIVITIES                          (36,423)     (5,729)

       FINANCING ACTIVITIES:
          Principal payments on  long-term debt         (13,539)     (1,706)

       NET INCREASE IN CASH AND CASH EQUIVALENTS         81,181      38,454


       CASH AND CASH EQUIVALENTS
          AT BEGINNING OF PERIOD                         25,974     122,217

       CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                             $107,155    $160,671

       SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for interest                         $7,037      $7,333

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Financial Condition

             The Company had net working capital of $1,054,000 and the ratio of current assets to current liabilities was 3.81 to 1 at March 31, 1996. At December 31, 1995, the Company had net working capital of $1,067,800 and a current ratio of 4.32 to 1.

             Total inventories of $809,900 at March 31, 1996 were comparable to total inventories of $836,600 at December 31, 1995.

             The Company's credit line of $200,000 was not utilized during the quarter, and at March 31, 1996 had no outstanding balance. The credit agreement expires on July 1, 1996, and is collateralized by accounts receivable and inventories, and bears interest at prime plus 1%. Management does not contemplate usage of the line for anything other than offsetting investment maturity timing and cash flow management.

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

             The Company adopted SFAS No. 115 as of January 1, 1995. At December 31, 1995, the unrealized appreciation on securities available-for -sale was $4,900. The estimated fair value of the Company's securities approximates cost at March 31, 1996.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Results of Operations

             Net sales for the first quarter of 1996 totaled $607,300 and were 13% higher than the first quarter sales in 1995 of $537,000. The increase was due to the first shipments of CRL's digital processor, the DP100.

             Cost of goods sold was 36% of net sales for the first quarter ended March 31, 1996 compared to 33% for the same period in 1995 and illustrates that production costs were comparable to the prior year's period.

             Selling, general and administrative expenses were $275,400 in the first quarter of 1996 compared to selling, general and administrative expenses of $246,500 for the first quarter of 1995. The increase of $28,900 in 1996 is the result of increased costs in international sales and marketing.

             Research and development expense in the first quarter of 1996 totaled $92,300, and was comparable to the 1995 first quarter total of $106,700.

             Interest and other income of $5,000 for the first quarter of 1996 was comparable to $6,000 for the first quarter of 1995.

             Interest  expense  consisted  of  the  interest   cost  on  the
       long-term mortgage  collateralized    by the  Company's  headquarters
       facility.

             The Company's income tax provision for the three months ended March 31, 1996 is offset by the partial reversal of the deferred tax valuation allowance recorded at December 31, 1995.

             Net income for the first quarter was $21,200 as compared to net income of $2,500 for the first quarter of 1995.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                              II. OTHER INFORMATION


             Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits included herein - None.

             (b) Reports on Form 8-K - None.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES



                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                               Registrant

                                               CIRCUIT RESEARCH LABS, INC.

                                               DATE:  MAY 14, 1996
                                               BY /s/Gary D. Clarkson
                                               Gary D. Clarkson

                                               Treasurer (Authorized Officer
                                               for signature)