Form 10QSB
period 1996-06-30
CIRCUIT RESEARCH LABS INC
filed 1996-08-14
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996
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

                     YES    X                           NO

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                              Outstanding at
                  Class                       June 30, 1996
             Common stock, $.10 par value      597,682

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                      INDEX

                                                              Page
                                                             number



       Part I.  FINANCIAL INFORMATION:

          Item 1. Financial Statements

               Consolidated Condensed Balance Sheets
                June 30, 1996 (Unaudited) and
                December 31, 1995                             3

               Consolidated Condensed Statements of
                Operations - Three and six months ended
                June 30, 1996 and 1995 (Unaudited)            5

               Consolidated Condensed Statements of Cash
                Flows - Six months ended June 30, 1996
                and 1995 (Unaudited)                          6

          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 7


       Part II. OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K           9

          Signatures                                         10


                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                         PART I.   FINANCIAL INFORMATION

       The Consolidated Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 1996 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 1996 and 1995 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995 have been prepared without audit.

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

       In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results of operations for such interim periods. Certain reclassifications have been made to the financial statements for the six months ended June 30, 1996 to conform to the statement classifications used in the second quarter. Net operating results for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,  December 31,
                                                     1996        1995
                                                         (Unaudited)

       ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents                  $ 75,732   $ 25,974
           Securities available-for-sale               193,691    297,667
           Accounts receivable, less allowance for

             doubtful accounts of $16,520              140,128    162,242

           Inventories:
             Raw materials and supplies                380,595    437,368
             Work in process                           325,955    169,640
             Finished goods                            208,363    229,620

             Total inventories                         914,913    836,628

           Prepaid expenses and other                   71,263     67,243

             Total current assets                    1,395,727  1,389,754


       PROPERTY, PLANT AND EQUIPMENT:
           Land                                        130,869    130,869
           Building and improvements                   497,004    497,004
           Furniture and fixtures                      388,522    383,523
           Machinery and equipment                     605,025    564,734

           Total                                     1,621,420  1,576,130
           Less accumulated depreciation             1,019,080    981,978

             Property, plant and equipment - net       602,340    594,152



       OTHER ASSETS - NET                              158,845    164,683

       STOCKHOLDER NOTES RECEIVABLE                                 1,081

       TOTAL                                        $2,156,912 $2,149,670

                                                        (continued)

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June  30, December 31,
                                                     1996        1995
                                                        (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable                         $   89,671$    91,401
           Accrued salaries and benefits                48,274     58,004
           Accrued professional fees                     7,729     27,405
           Accrued customer deposits                    84,319     99,818
           Other accrued expenses and liabilities       47,580     26,210
           Long-term debt - current portion             19,663     19,136

           Total current liabilities                   297,236    321,974

       LONG-TERM DEBT - LESS CURRENT PORTION           123,142    138,458

       STOCKHOLDERS' EQUITY:

           Preferred stock, $100 par value -
           authorized
           500,000 shares, none issued
           Common stock, $.10 par value - authorized
           20,000,000 shares, 597,682 shares
           issued and outstanding                       59,768     59,768
           Additional paid-in capital                1,247,240  1,247,240
           Retained earnings                           429,526    377,324
           Unrealized appreciation on securities
           available-for sale                                       4,906

           Total stockholders' equity                1,736,534  1,689,238


       TOTAL                                        $2,156,912 $2,149,670


                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended  Six Months ended
                                         June 30,         June 30,
                                     1996      1995       1996    1995

       NET SALES                   $599,761  $422,865 $1,238,292 $960,050

       COST OF GOODS SOLD           245,301   138,940   505,585   317,498


       Gross profit                 354,460   283,925   732,707   642,552

       OPERATING EXPENSES:
           Selling, general and
           administrative           261,282   249,682   523,966   496,166
           Research and development  60,369    94,541   152,668   201,274

           Total operating expenses 321,651   344,223   676,634   697,440


       INCOME (LOSS) FROM OPERATIONS 32,809   (60,298)   56,073   (54,888)


       OTHER INCOME (EXPENSE):
           Interest and other income  3,461     7,167     8,466    13,173
           Interest expense          (5,250)   (3,730)  (12,287)  (11,063)

           Total other (expense)
           income                    (1,789)    3,437    (3,821)    2,110

       INCOME (LOSS) BEFORE INCOME
       TAXES                         31,020   (56,861)   52,252   (52,778)

       INCOME TAX  EXPENSE (BENEFIT)     50    (9,600)       50    (8,000)


       NET INCOME (LOSS)           $ 30,970  $(47,261)$  52,202  $(44,778)


       INCOME (LOSS) PER COMMON
       SHARE                           $.05     $(.08)      $.09    $(07)


       WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING    597,682   597,682    597,682  597,682

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES



                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                      1996       1995
       OPERATING  ACTIVITIES:
       NET  INCOME                                 $  52,202   $(44,778)
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET

       CASH USED IN OPERATING ACTIVITIES:
          Depreciation and amortization               42,508     43,890
          Changes in assets and liabilities:
             Accounts receivable                      22,114     61,269
             Income taxes receivable                            ( 8,000)
             Inventories                            (123,575)   (34,359)
             Prepaid expenses and other assets       ( 3,588)   (18,526)
             Accounts payable, accrued expenses
             and customer deposits                   (25,265)    (2,852)

       NET CASH USED IN OPERATING ACTIVITIES         (35,604)   ( 3,356)

       INVESTING ACTIVITIES:

          Purchase of securities                     (75,000)   (74,318)
          Proceeds from sale or maturity of
          securities                                 174,070    146,712
          Capital expenditures                                  (20,840)
          Payments received on stockholders' notes     1,081      3,381

       NET CASH PROVIDED BY INVESTING ACTIVITIES     100,151     54,935

       FINANCING ACTIVITIES:
          Principal payments on  long-term debt      (14,789)    (3,466)

       NET INCREASE IN CASH AND CASH EQUIVALENTS      49,758     48,113

       CASH AND CASH EQUIVALENTS
          AT BEGINNING OF PERIOD                      25,974    122,217

       CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                          $ 75,732   $170,330

       SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for interest                     $12,288    $11,063

          Test equipment transferred from Inventories
          to Engineering Equipment                    $45,290

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Financial Condition

             The Company had net working capital of $1,098,000 and the ratio of current assets to current liabilities was 4.70 to 1 at June 30, 1996. At December 31, 1995, the Company had net working capital of $1,067,800 and a current ratio of 4.32 to 1.

             Total inventories of $914,900 at June 30, 1996 were $78,300 higher than total inventories of $836,600 at December 31, 1995. The increase in work in process and decrease in raw materials inventories are due to production runs for the DP100 and SC100.

             The Company's credit line of $200,000 was not utilized during the quarter, and at June 30, 1996 had no outstanding balance. The credit agreement expired on July 1, 1996, and since it had not been used, the Company did not pursue its renewal. The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances.

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

             The Company adopted SFAS No. 115 as of January 1, 1995. At December 31, 1995, the unrealized appreciation on securities available-for -sale was $4,900. The estimated fair value of the Company's securities approximates cost at June 30, 1996.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations

             Net sales for the second quarter of 1996 totaled $599,800 and were 42% higher than the second quarter sales in 1995 of $422,900. Of the total increase, 62% was due to shipments of CRL's digital processor, the DP100, and CRL's RBDS unit, the SC100, and 38% was due to increased international demand for CRL's other products.

             Cost of goods sold was 41% of net sales for the second quarter ended June 30, 1996 compared to 33% for the same period in 1995. The increase is the result of the expected lower profit margins in the Desert Assemblies division. The profit margin on CRL's main product lines for the second quarter ended June 30, 1996 was 67% which was consistent with the same period of 1995.

             Selling, general and administrative expenses were $261,300 in the second quarter of 1996 compared to selling, general and administrative expenses of $249,700 for the second quarter of 1995. The increase was due primarily to increased international marketing costs.

             Research and development expense in the second quarter of 1996 totaled $60,400, and was $34,100 lower compared to the 1995 second quarter total of $94,500. The decrease was due to lower developmental cost on the new product lines and lower labor cost resulting from not having contract engineers on staff.

             Total other expense of $1,800 for the second quarter of 1996 was $5,200 less than other income of $3,400 for the second quarter of 1995. The decrease was due to lower interest income from investments.

             Interest  expense  consisted  of the  interest  cost  on  the
       long-term mortgage  collateralized   by the  Company's headquarters
       facility.

             The Company's income tax provision for the three and six months ended June 30, 1996 is offset by the partial reversal of the deferred tax valuation allowance recorded at December 31, 1995.

             Net income for the second quarter was $31,000 as compared to a net loss of $47,300 for the second quarter of 1995.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                            II. OTHER INFORMATION

             Item  4. Submission   of  matters to  a  vote of  security
                      holders

             (a)  The Company's Annual Meeting, May 3, 1996

             (b)  Meeting involved the election of Directors:

                  Mr. Ronald R. Jones
                  Mr. Gary D. Clarkson
                  Mr. Erle M. Constable
                  Mr. Carl E. Matthusen
                  Mr. Gary Hamker

                  Votes for          550,587
                  Votes against        -0-
                  Abstaining          1,582

                  All of the above were renominated and reelected.

             (c) Approval of Deloitte & Touche LLP as the Company's independent auditors by the following vote:

                  Votes for          551,131
                  Votes against           438
                  Abstaining              662

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




                                               Registrant

                                               CIRCUIT RESEARCH LABS INC.

                                               DATE:  August, 1996
                                               BY /s/Gary D. Clarkson

                                               Gary D. Clarkson
                                               Treasurer (Authorized
                                               Officer for signature)