Form 10QSB
period 1996-09-30
CIRCUIT RESEARCH LABS INC
filed 1996-11-14
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996
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

                                              Outstanding at
                  Class                       September 30, 1996

             Common stock, $.10 par value      597,682

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                      INDEX


                                                              Page
                                                             number



       Part I.  FINANCIAL INFORMATION:

          Item 1. Financial Statements

               Consolidated Condensed Balance Sheets
                September 30, 1996 (Unaudited) and
                December 31, 1995                             3

               Consolidated Condensed Statements of
                Operations - Three and nine months ended
                September 30, 1996 and 1995 (Unaudited)       5

               Consolidated Condensed Statements of Cash
                Flows - Nine months ended September 30, 1996

                and 1995 (Unaudited)                          6


          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 7


       Part II. OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K           9

          Signatures                                         10



                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                         PART I.   FINANCIAL INFORMATION


       The Consolidated Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 1996 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1996 and 1995 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 have been prepared without audit.

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

       In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results of operations for such interim periods. Certain reclassifications have been made to the financial statements for the nine months ended September 30, 1995 to conform to the statement classifications used in 1996. Net operating results for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               September 30, December 31,
                                                   1996          1995
                                                      (Unaudited)
       ASSETS

       CURRENT ASSETS:
           Cash and cash equivalents                $ 54,769     $ 25,974
           Securities available-for-sale             196,851      297,667
           Accounts receivable, less allowance for

             doubtful accounts of $16,520            243,821      162,242

           Inventories:
             Raw materials and supplies              356,538      437,368
             Work in process                         341,345      169,640
             Finished goods                          236,424      229,620

             Total inventories                       934,307      836,628

           Prepaid expenses and other                 58,160       67,243

             Total current assets                  1,487,908    1,389,754


       PROPERTY, PLANT AND EQUIPMENT:
           Land                                      130,869      130,869
           Building and improvements                 497,004      497,004
           Furniture and fixtures                    390,450      383,523
           Machinery and equipment                   609,064      564,734

           Total                                   1,627,387    1,576,130
           Less accumulated depreciation           1,043,089      981,978

             Property, plant and equipment - net     584,298      594,152



       OTHER ASSETS - NET                            159,814      164,683

       STOCKHOLDER NOTES RECEIVABLE                                 1,081

       TOTAL                                      $2,232,020   $2,149,670

                                                        (continued)

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               September 30, December 31,
                                                    1996         1995
                                                      (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable                         $111,721  $    91,401
           Accrued salaries and benefits              43,813       58,004
           Accrued professional fees                  17,476       27,405
           Accrued customer deposits                  88,767       99,818
           Other accrued expenses and liabilities     32,982       26,210
           Long-term debt - current portion           14,941       19,136

           Total current liabilities                 309,700      321,974


       LONG-TERM DEBT - LESS CURRENT PORTION         120,802      138,458


       STOCKHOLDERS' EQUITY:
           Preferred stock, $100 par value -
           authorized 500,000 shares, none issued
           Common stock, $.10 par value - authorized
           20,000,000 shares, 597,682 shares
           issued and outstanding                     59,768       59,768
           Additional paid-in capital              1,247,240    1,247,240
           Retained earnings                         494,510      377,324
           Unrealized appreciation on securities
           available-for sale                                       4,906

           Total stockholders' equity              1,801,518    1,689,238


       TOTAL                                      $2,232,020   $2,149,670

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                    1996     1995      1996       1995

       NET SALES                  $631,295 $488,576 $1,869,587 $1,448,626

       COST OF GOODS SOLD           270,308 182,534    775,893    500,032

           Gross profit             360,987 306,042  1,093,694    948,594

       OPERATING EXPENSES:
           Selling, general and
           administrative           238,270 292,716    762,236    788,882
           Research and development  58,419 100,252    211,087    301,526

           Total operating expenses 296,689 392,968    973,323  1,090,408

       INCOME (LOSS) FROM OPERATIONS 64,298 (86,926)   120,371   (141,814)

       OTHER INCOME (EXPENSE):
           Interest and other income  4,215    4,887    12,681     18,060
           Interest expense          (3,529) (3,674)   (15,816)   (14,737)

           Total other income
           (expense)                 0  686   1,213     (3,135)     3,323

       INCOME (LOSS) BEFORE INCOME
           TAXES                      64,984(85,713)   117,236   (138,491)

       INCOME TAX  EXPENSE (BENEFIT)                        50    ( 8,000)


       NET INCOME (LOSS)           $ 64,984$(85,713) $ 117,186  $(130,491)

       INCOME (LOSS) PER COMMON
       SHARE                          $.11    $(.14)       $.20    $(.22)

       WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES  OUTSTANDING   597,682  597,682    597,682   597,682


                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                      September 30,
                                                        1996       1995
       OPERATING  ACTIVITIES:
       NET  INCOME (LOSS)                              $ 117,186 $(130,491)
       ADJUSTMENTS TO RECONCILE NET INCOME
       (LOSS) TO NET
       CASH (USED IN) PROVIDED BY OPERATING

       ACTIVITIES:
          Depreciation and amortization                  69,199    64,503
          Changes in assets and liabilities:
             Accounts receivable                        (81,579)   37,028
               Income taxes receivable                             13,000
             Inventories                               (142,969)  (74,551)
             Prepaid expenses and other                   9,083     8,399
             Other assets                                (3,219)     (816)
            Accounts payable, accrued expenses and
            customer deposits                            (8,079)  107,560

       NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                        (40,378)  24,632


       INVESTING ACTIVITIES:
          Purchase of securities                       (146,970) (386,309)
          Proceeds from sale or maturity of securities  242,880   346,031
          Capital expenditures                           (5,967)  (25,038)
          Payments received on stockholders' notes        1,081     3,381

       NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                         91,024  (61,935)

       FINANCING ACTIVITIES:
          Principal payments on  long-term debt          (21,851)  (5,284)

       NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                              28,795   (42,587)

       CASH AND CASH EQUIVALENTS
          AT BEGINNING OF PERIOD                          25,974  122,217

       CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                             $ 54,769  $ 79,630

       SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for interest                        $15,816   $14,737

          Test equipment transferred from Inventories
          to Engineering Equipment                      $45,290


                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Financial Condition

             The Company had net working capital of $1,178,200 and the ratio of current assets to current liabilities was 4.80 to 1 at September 30, 1996. At December 31, 1995, the Company had net working capital of $1,067,800 and a current ratio of 4.32 to 1.

             Accounts receivable increased $81,600 from $162,200 at December 31, 1995, to $243,800 at September 30, 1996. The increase is the direct result of an increase in sales in the third quarter of 1996 compared to the third quarter of 1995. The average age of accounts receivable is consistent in both periods.

             Total inventories of $934,300 at September 30, 1996 were $97,700 higher than total inventories of $836,600 at December 31, 1995. The increase in work in process and decrease in raw materials inventories are due to production runs for the DP100 and SC100.

             The Company's credit line expired on July 1, 1996, and since it had not been used, the Company did not pursue its renewal. The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances.

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

             The Company adopted SFAS No. 115 as of January 1, 1995. At December 31, 1995, the unrealized appreciation on securities available-for-sale was $4,900. The estimated fair value of the Company's securities approximates cost at September 30, 1996. Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

       cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (i) the results of the Company's efforts to implement its business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions;
        (iii) changes in governmental regulation, tax rates and similar matters; and (iv) other risks detailed in the Company's other filings with the Commission.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations

             Net sales for the third quarter of 1996 totaled $631,300 and were 29% higher than the third quarter sales in 1995 of $488,600. The increase was due to shipments of CRL's digital processor, the DP100, which CRL began shipping in the first quarter of 1996.
       .
             Cost of goods sold was 43% of net sales for the third quarter ended September 30, 1996 compared to 37% for the same period in 1995. The increase is the result of the expected lower profit margins in the Desert Assemblies division. The profit margin on CRL's main product lines for the third quarter ended September 30, 1996 was 64% which was consistent with the same period of 1995.

             Selling, general and administrative expenses were $238,300 in the third quarter of 1996 compared to selling, general and administrative expenses of $292,700 for the third quarter of 1995.

       The decrease was due primarily to a decrease in domestic and international marketing costs including travel and trade show costs.

             Research and development expense in the third quarter of 1996 totaled $58,400, and was $41,900 lower compared to the 1995 third quarter total of $100,300. The decrease was due to lower developmental cost on the new product lines and lower labor cost resulting from not having contract engineers on staff. The Company does not anticipate incurring increases in engineering cost in the near future.

             Total other  income (expense) of  $700 for the  third quarter
       of 1996  was comparable to   other  income (expense) of  $1,200 for
       the third quarter of 1995.

             Interest  expense  consists  of  the  interest  cost  on  the
       long-term mortgage  collateralized   by the  Company's headquarters
       facility.

             The Company's income tax provision for the three and nine months ended September 30, 1996 is offset by the partial reversal of the deferred tax valuation allowance recorded at December 31, 1995.

             Net income for the third quarter of 1996 was $65,000 as compared to a net loss of $85,700 for the third quarter of 1995. Net income for the nine months ended September 30, 1996 increased $248,000 over the same period of 1995 due to the events explained above: increased revenue due to the shipments of the DP100; reduction in selling, general and administrative expenses; and reduction in research and development expense.

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




                                               Registrant

                                               CIRCUIT RESEARCH LABS,INC.

                                               DATE:  November 12, 1996
                                               BY /s/Gary D. Clarkson

                                               Gary D. Clarkson

                                               Treasurer (Authorized
                                               Officer for signature)