Form 10KSB
period 1996-12-31
CIRCUIT RESEARCH LABS INC
filed 1997-03-28
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


             December 31, 1996                                      0-11353
             (For the year ended)                    (Commission File No.)

                           CIRCUIT  RESEARCH  LABS,  INC.
        Arizona                                           86-0344671
        State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization


                      Address of principal executive offices:
                    2522 West Geneva Drive Tempe, Arizona 85282

                     Registrant's Telephone No.  (602) 438-0888


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


        The registrant's revenues for fiscal 1996 were $ 2,541,730.

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on February 28, 1997, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $611,855.


        At February 28, 1997, 597,682 shares of the registrant's common stock were issued and outstanding.

        The registrant's December 31, 1996 Annual Report to Stockholders is incorporated by reference in Parts I, II and III.

                      Exhibit Index located on page Seventeen.



                            CIRCUIT RESEARCH LABS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-KSB

        PART I                                                 Page

        Item 1         Description of Business                   3
        Item 2         Description of Property                   9
        Item 3         Legal Proceedings                        10
        Item 4         Submission of Matters to a Vote of
                       Security Holders                         10


        PART II

        Item 5         Market for Common Equity and Related
                       Stockholder Matters                      11
        Item 6         Management's Discussion and Analysis
                       or Plan of Operations                    11
        Item 7         Financial Statements                     11
        Item 8         Changes in and Disagreements with
                       Accountants on Accounting
                       and Financial Disclosure                 11

        PART III

        Item 9         Directors, Executive Officers,
                       Promoters and Control Persons:
                       Compliance with Section 16(a) of
                       the Exchange Act                         12
        Item 10        Executive Compensation                   14
        Item 11        Security Ownership of Certain
                       Beneficial Owners and Management         16
        Item 12        Certain Relationships and Related
                       Transactions                             17
        Item 13        Exhibits and Reports on Form 8-K         17

                                      PART  I

        ITEM 1 - DESCRIPTION OF BUSINESS

        General

        This information is incorporated by reference to "Corporate Profile" and "Selected Financial Information" on page 1 of the Company's 1996 Annual Report to Stockholders (the "1996 Report"); "Corporate Overview" on page 3 of the 1996 Report; and Notes 1, 2 and 8 to the Company's Consolidated Financial Statements on pages 17-22 of the 1996 Report. In addition, reference is made to "Patents and Trademarks" on page 7, "Competition" on page 7, and "Dependence on Major Customers" on page 8 of this Form 10-KSB.

        Audio Processing

        Audio processing equipment produced by the Company is used by radio and television stations, entertainers and recording studios. The Company's equipment "repackages" audio signals produced by microphones, recordings and other audio sources. The equipment alters such signals to control audio loudness (amplitude) and tonal balance (equalization) prior to transmission. Audio processing shapes the audio sound wave when it is in electrical impulse form before it is transmitted by a carrier wave.
        Radio stations utilize audio processing equipment to control the electrical amplitude limit of audio signals (modulation limit) as required by government regulations and to control the quality of radio station signals received by listeners. All radio stations utilize some type of audio processing to comply with governmental and environmental regulations and to improve the apparent quality of their signals. Approximately 10,800 AM and FM stations in the United States use audio processing, as well as more than 19,000 radio stations in other countries. Of the approximately 1,600 television stations in the United States, about two-thirds of them now broadcast in stereo, which requires audio processing. Based on replacement equipment orders, the Company estimates that the average useful life of audio processing equipment is less than five years. Other recently developed products are appropriate for the audio processing needs of the recording and performing industry.

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

        Digital Series

        The newest addition to CRL's radio processors is the Digital Series. CRL digital products are on the leading edge of technology with 100% digital architecture. The principal products are:

             DP-100 Digital Processor The CRL DP-100 digital processor is the newest addition to our FM processing line. It is currently the only digital audio processor to use 32 bit floating-point technology. Its advance design allows the unit to serve a long life in it customer's hands. The modular construction makes it possible for CRL to offer specific PCB upgrades without changing the main chassis. This design approach allows CRL to sell additional upgrade products to current users of the DP-100. The DP-100 FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The DP-100 uses the latest digital technology to its fullest potential to produce the most advanced digital processor on the market. The DP-100 includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement and unique dynamic gating system.

             SC-100 RDS/RBDS (Radio Data Systems/Radio Broadcast Data Systems) allows a FM radio station to transmit additional streams of digital information giving the station new promotional methods, new public service opportunities and exciting new revenue possibilities. CRL's SC-100 is a RDS/RBDS generator using the latest in DSP (Digital Signal Processing) digital technology. The visual text message that the SC-100 sends to the new "smart radios" can be used for call letter and slogan recognition, traffic and weather reports, emergency alert messages and display advertising. The SC-100 can also be used for paging, billboard sign control, global positioning plus other exciting applications. In addition, CRL has become a value added reseller of equipment to build RDS/RBDS paging systems. CRL configures the system to the customer's requirements and, for an additional fee can oversees the installation of the system.

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


         Amigo Series
        The next family of radio processing is the Amigo Series. The Amigo family of processors is an integrated "one box" processing system designed for the small to mid-size station in both international and domestic markets. The Amigo family of processors is one of the best performing processors in its class. The principal Amigo systems are:

             Amigo The Amigo is a combination of a dual band AGC, a variable pre-emphasis multi-band limiter and digitally synthesized stereo generator. The single unit contains a complete FM audio processing system. The Amigo is flexible and powerful, yet designed for easy set up and use. The Amigo FM is one of CRL's most popular selling systems.

             Amigo AM The Amigo AM is a complete stereo audio processing system. It includes CRL's patented AM stereo processing circuitry as found in the modular AM systems. The system includes a dual band AGC, triband limiter, and NRSC (National Radio Systems Committee) output filtering.

             The Amigo AM can be used on mono for customers waiting to convert to stereo.

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

         Television Products
        CRL has a complete line of quality audio processing, plus Stereo, SAP (secondary audio program, primarily designed for public second language usage) and PRO channel (non-public use with integrated input limiter, data and telemetry inputs) generators. The audio processing was designed with surround sound compatibility in mind. Many first generation stereo users are converting over to the TVS-3000 series of products because of it surrond sound capabilities.

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

         Test and Measurement

              DAA-50 With the conversion of audio technology to digital, CRL recognized the need for an inexpensive test and analysis tool and developed the DAA-50. The DAA-50 receives and decodes audio data. A variety of information about the signal can be determined through easily defined LED status indicator lights. Because of its compact size, light weight and partability, the DAA-50 can be used when and wherever it's needed.

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


        New Products

        CRL introduced its DP-100 Digital Processor for the international and domestic FM market. Also new features and improvements were added to CRL's SC-100 RDS/RBDS generator for paging and billboard sign control. In addition, CRL is continuing to research and develop new products for release in the coming years.

        Research and Development

        This information is incorporated by reference to "Corporate Strategy" on page 3 of the 1996 Report and to that part of "Management's Discussion and Analysis" on page 8 of the 1996 Report.

        Patents and Trademarks

        The Company holds eight United States patents including three acquired by purchase in July 1985 and a British patent. These patents cover circuitry components that appear basic to the design of the Company's current audio processing equipment, AM Stereo and its dynafexR chip. During 1993, the Company entered into a licensing agreement with Tektronics. This information is incorporated by reference on page 7 of the 1996 Report.


        "CRL Systems", "CRL Audio" and "dynafexR" are registered trade names utilized by the Company.

        Backlog and Backlog Comparisons

        The backlog at December 31, 1996 was approximately $228,350 compared to $566,720 at December 31, 1995. The current backlog is expected to be filled within the current fiscal year. Additional information is incorporated by reference to "Selected Financial Information" on page 1 of the 1996 Report.

        Effect of Existing or Probable Government Regulations


        The Company's current and forthcoming products are not regulated by any government. The Company's domestic customers are highly regulated by the Federal Communications Commission ("FCC") and the Company's products perform certain audio processing to control a radio station's signals within FCC limits. The Company's stereo generators assist its domestic customers in maintaining certain specifications set by the FCC. The Company's AM limiters and FM TV stereo generators assist its domestic customers in maintaining certain specifications set by the FCC.

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


        Marketing and Distribution

        This information is incorporated by reference to "Management's Discussion and Analysis" relative to results of operations on page 8 of the 1996 Report and to Note 10 to the Company's Consolidated Financial Statements on page 22 of the 1996 Report. In addition, reference is made to "Foreign Operations and Export Sales" on page 9 of this Form 10-KSB.


        Warranties and Service

        The Company provides a one-year limited warranty against defects in product, materials and workmanship on it radio line equipment. The standard warranty for the DP-100, SC-100 and TV series products is three years. Company employees perform all warranty and repair service at the Company's facilities. Warranty claims have been minimal throughout the history of the Company.

        Delivery and Installation

        The Company delivers FOB its audio processing equipment for installation by the user. For a fee, the Company will provide installation service or assistance.


        Seasonality


        Historically, sales of the Company's equipment have been seasonal in that demand tends to increase before and after market rating periods for radio stations. The market rating periods for various areas are now staggered, making such seasonality less important. However, sales do increase after major trade shows, such as the National Association of Broadcasters.


        Sales Terms

        Company products are currently sold and shipped domestically with payment due 30 days from the invoice date. Products returned in 1996 were approximately 3.2% of sales. International shipments are made against letters of credit or are prepaid by wire transfers.

        Dependence on Major Customers

        The current industry market is primarily comprised of individual and small group ownership's of the broadcast properties. The Company, however, markets its products through wholesale distributors and agents. Its largest wholesale distributor, Harris Allied Broadcast Equipment, Richmond, Indiana, accounted for 9% of net sales for the year ended December 31, 1996 and 17% of net sales for the year ended December 31, 1995 . Additional information is incorporated by reference to Note 10 of the Company's Consolidated Financial Statements on page 22 of the 1996 Report.

        Production and Assembly


        The Company produces products at facilities in Tempe, Arizona. The Company assembles certain components, particularly those utilizing proprietary information, and subcontracts certain other subassemblies. Other components are purchased from manufacturers and included in the Company's final assembly.

        In a move to diversify, CRL purchased late in 1995, the assets, name and backlog of a small subcontractor, Desert Assemblies. Desert Assemblies has been CRL's contract printed circuit board assembler for several years with proven high quality and ontime delivery. With the downsizing of many electronic manufacturers in the Phoenix area, the potential market for subcontract work expanded beyond the capacity of Desert Assemblies. CRL had excess manufacturing capacity, including inventory handling. This purchase allows a consolidation of the subcontract operation into the CRL facility making for a more efficient operation for both CRL and Desert Assemblies. Desert Assemblies operates as a division of CRL.

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

        Employees
        The Company employs 35 persons, 31 of whom are full-time, including clerical, sales, technical and manufacturing personnel, all in Tempe, Arizona. The Company has not had, and does not expect to have difficulty in recruiting and training its labor force.


        Governmental Approval of Principal Products

        No governmental approval is required for the production and sale of any of the Company's products. Certain international shipments require export licenses.

        Foreign Operations and Export Sales


        The Company has no foreign operations.  For the year ended December
         31, 1996, the Company's export sales totaled approximately $1,549,400 which was 61% of total sales. All foreign sales were made through CRL International, Inc., the Company's wholly-owned Foreign Sales Corporation, which was incorporated in Guam in January 1991. The Company's 1996 export sales by region are as follows:

             Region                        Export Sales        Percentage

             Europe                        $  378,800               24%
             Pacific Rim                      716,100               46
             Latin and South America          139,000                9
             Canada and Mexico                151,300               10
             Other                            164,200               11

             Total                         $1,549,400              100%

        ITEM 2 - DESCRIPTION OF PROPERTY

        In June 1983, the Company contracted for the purchase of land and construction of a building at 2522 West Geneva Drive, Tempe, Arizona. In February 1984, the Company moved its operations into this 5,300 square foot building on a 37,500 square foot parcel of land that currently houses the Company's executive, administrative, sales and research facilities. This property is subject to a mortgage collateralizing the property and is referred to in Note 7 to the Company's Consolidated Financial Statements on page 20 of the 1996 Report.

        In August 1990, the Company entered into a contract for the construction of an addition to the existing building at 2522 West Geneva Drive. The project was completed in January 1991 and was financed through cash reserves. The 5,000 square foot addition is being utilized by corporate manufacturing. The Company believes its plant, equipment and offices are in good condition and are adequate for the Company's foreseeable future.

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

                                      PART  II


        ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        This information is incorporated by reference to "Stock Market Information" on page 23 of the 1996 Report.
        Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


        ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


        This information is incorporated by reference to "Management's Discussion and Analysis" on pages 8 through 11 of the 1996 Report.


        ITEM 7 - FINANCIAL STATEMENTS


        This information is incorporated by reference to the Consolidated Financial Statements on pages 12 through 22 of the 1996 Report.


        ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                      PART  III

        ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS:            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT

             Name                Age                 Position


        Ronald R. Jones          49             Chief Executive Officer,
                                                President and a Director
        Gary D. Clarkson         44             Secretary/Treasurer and a
                                                Director
        Erle M. Constable        78             Assistant Treasurer and a
                                                Director
        Carl E. Matthusen        53             Director

        Gary M. Hamker           60             Director
        Dennis L. Drew           51             Vice President Operations,
                                                Assistant
                                                Secretary/Treasurer

                                     DIRECTORS


        Ronald R. Jones has been Chief Executive Officer and a director of the Company since its incorporation in 1978. Mr. Jones founded Circuit Research Labs in 1974. Since 1976, he has devoted his sole business efforts to the Company and its affiliates. Prior to that time, Mr. Jones served as a consultant chief engineer for numerous radio stations. He also taught courses in broadcast engineering at Phoenix College and the Institute of Broadcast Arts from 1974 to 1976. Mr. Jones holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona. He is a member of the Institute of Electrical and Electronics Engineers and the Audio Engineering Society. Mr. Jones is President and a director of CRL International, Inc., the Company's wholly owned foreign sales corporation.


        Gary D. Clarkson has been Secretary and a director of the Company since its incorporation and in July 1992 was elected Treasurer.
        Mr. Clarkson founded Circuit Research Labs with Mr. Jones in 1974, and has devoted substantially all of his business efforts to the Company's business since that time. He has been a design engineer for Circuit Research Labs from 1974 to present. He holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona. Mr. Clarkson served as assistant and chief engineer at many radio stations from 1971 until 1978. Mr. Clarkson is Treasurer and a director of CRL International, Inc., the Company's wholly owned foreign sales corporation.

        Erle M. Constable has served as a director of the Company since 1983 and Treasurer from January 1987 to November 1988 when he reduced his activity to Assistant Treasurer. In 1983, Mr. Constable retired from Dynalectron Corporation (now DYNCORP), then a publicly-held diversified technical services company where he served as Vice President of Finance and Corporate Development. He was employed by Dynalectron in 1973, and was in charge of an acquisition program which merged 15 companies into Dynalectron. Prior to joining Dynalectron, Mr. Constable worked for Fairchild Industries, Lockheed Aircraft Corporation, Glenn L. Martin Company and Trans World Airlines. He holds undergraduate and masters degrees in business administration received in 1939 and 1940 from the University of Nebraska. Periodically, Mr. Constable acts as a consultant to the Company and receives an hourly consulting fee for his services. Mr. Constable is a director of CRL International, Inc., the Company's wholly owned foreign sales corporation.


        Carl E. Matthusen has served as a director of the Company since February 1988. Mr. Matthusen began his career in the broadcast industry in 1963 serving in various capacities at seven radio broadcast stations in Arizona, Wisconsin, Minnesota and Virginia. Since 1978, he has been General Manager of KJZZ/Sun Sounds operated by the Mesa Community College in Mesa, Arizona. In addition, he is a guest lecturer at Mesa Community College, Phoenix College and Arizona State University as well as a consultant to Arizona Western Community College and the Arizona Commission on Post-secondary Education. Mr. Matthusen also served as Chairman of the Board of Directors of the National Public Radio Network from 1992 to 1996, where he has been a director from 1990 to 1996.

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

        ITEM 10 - EXECUTIVE COMPENSATION

        The Company did not pay any individual cash compensation in excess of $100,000 for services provided during the fiscal year. The following table sets forth compensation paid or accrued to the chief executive officer during each of the three years ended December 31, 1996.


                             Summary Compensation Table
        Name and                                               Other
        Principal Position  Year      Salary         Bonus     Compensation

        Ronald R. Jones
        President and
        Chairman of
        the Board           1996     $ 72,696           -0-      $ 2,022(1)
                            1995       72,696           -0-        2,152(1)
                            1994       72,696           -0-        2,270(1)

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

        Compensation of Directors

        During the year ended December 31, 1996, directors received no compensation for attending meetings.


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

        The Company has not made an annual contribution and currently has no plans to do so. The Company did not make a contribution to the account of the individual listed in the preceding cash compensation table for the year ended December 31, 1996.

        Stock Purchase Plan


        The Company has an employee stock purchase plan which is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $50 per week and shares are purchased at the market price, by a nonaffiliated dealer on the open market. During 1996, two employees participated in this plan.

        Stock Options

        The following is a brief summary of the Company's 1994 Stock Option Plan. The closing bid price of the Company's common stock on the NASDAQ National Market System on February 28, 1997 was $2.125 per share.

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


        As of February 28, 1997, options to purchase a total of 10,312 shares were outstanding to 5 employees and directors.

        The following table sets forth information as to all options to purchase Common Stock under the Plan which were granted to certain officers and directors and to all officers and directors as a group and which were outstanding as of February 28, 1997:

                                                                      Average
        Name                Capacities               Shares           Price

        Erle M. Constable   Director and
                            Assistant Treasurer     1,562(1)          $1.25

        Carl E. Matthusen   Director                1,250(2)          $1.25

        All officers and directors
        as a group (2 individuals)                  2,812(3)          $1.25

        (1) 1,562 shares granted  May 6, 1994.  All shares became
            exercisable on  May 6, 1995 and expire  May 6, 1997.
        (2) 1,250 shares granted  May 6, 1994.  All shares  became exercisable on  May 6, 1995 and expire  May 6, 1997.
        (3) An additional 7,500 shares may be acquired by employees exercising options which expire May 6, 1997.

        ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

        A. Security Ownership of Certain Beneficial Owners

        As of February 28, 1997, the following persons were known by the

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
                                         All of
                             Circuit Research Labs, Inc.
                               2522 West Geneva Drive
                                Tempe, Arizona 85282
        (1) On the basis of 597,682 shares outstanding on February 28, 1997.

        B. Security  Ownership of Management

        The stock ownership by directors and officers of the Company as of February 28, 1997 is set forth below. Each person named exercises sole voting power over all shares beneficially owned.
                                                  Amount and
                         Name and                 Nature of       Percent
                         Address of               Beneficial     of Class
        Title of Class   Beneficial Owner         Owner              (4)

        $.10 par value

        common           Ronald R. Jones           187,500        31.2%
        $.10 par value
        common           Gary D. Clarkson          121,312        20.2%
        $.10 par value
        common           Erle M. Constable           2,500(1)        .4%
        $.10 par value
        common           Carl E. Matthusen           1,250(2)        .2%
                                        All of

                             Circuit Research Labs, Inc.
                               2522 West Geneva Drive
                                 Tempe, Arizona 85282

        Officer and directors as
        a group (4 persons)                        312,562(3)      52%

        (1)  938 shares owned; 1,562 shares under exercisable options.
             Held as community property with Eugenia Constable.
        (2)  No shares owned; 1,250 shares under exercisable options.
        (3) Includes 2,812 shares which may be acquired by exercising stock options.
        (4) Percentage is calculated on the basis that all director and officer shares under stock options presently exercisable are deemed outstanding, a total of 600,494 shares.



        ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference to Notes 7 and 8 of the Consolidated Financial Statements on pages 20-21 of the 1996 Report.

        ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

        The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 1996 and are incorporated by reference in Item 7:

                     Consolidated balance sheets - December 31, 1996 and
                       1995.
                     Consolidated statements of operations - Years ended
                       December 31, 1996 and 1995.
                     Consolidated statements of stockholders' equity -
                       Years ended December 31, 1996 and 1995.
                     Consolidated statements of cash flows - Years ended
                       December 31, 1996 and 1995.
                     Notes to consolidated financial statements - Years
                       ended December 31, 1996 and 1995.


                                   Exhibit Index
         (a) Exhibit No.

             11   Schedule of computation of per share earnings - see page
                  19.

             23   Consent of Deloitte & Touche LLP - see page 18


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

              3 Articles of Incorporation as Amended and Bylaws previously filed and incorporated herein by reference

             10 Stock Option Plan previously filed and incorporated herein by reference 1994 Stock Option Plan previously filed and incorporated herein by reference


             13 1996 Annual Report to Security Holders incorporated by reference Previous Annual Reports to Security Holders and Forms 10-Q were previously filed in a timely manner and are incorporated herein by reference.

             21 Subsidiaries of the Registrant - CRL International, Inc. the Company's wholly-owned Foreign Sales Corporation was incorporated in Guam in January 1991.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of 1996.

        INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Registration Statement No. 33-82176 of Circuit Research Labs, Inc. on Form S-8 of our report dated March 1, 1997 incorporated by reference in this Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 1996.



        DELOITTE & TOUCHE LLP

        Phoenix, Arizona

        March 26, 1997

        CIRCUIT RESEARCH LABS, INC.

        SCHEDULE OF COMPUTATION OF PER SHARE EARNINGS
        YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                           1996        1995
        PRIMARY(1)
             Average shares outstanding                  597,682     597,682

             Net effect of stock options which
             are dilutive                                  2,222

        TOTAL                                            599,904     597,682


        NET INCOME (LOSS)                             $  123,160    $306,720

        INCOME (LOSS PER COMMON SHARE)                      $.21      $(.51)

        (1) Fully diluted approximates primary.

        Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CIRCUIT RESEARCH LABS, INC.
                                           Registrant
        Date:     March 29, 1997           By   /s/ Ronald R. Jones
                                           Ronald R. Jones, Chief Executive
                                           Officer and Chairman of the
                                           Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Date:     March 29, 1997           By   /s/ Ronald R. Jones
                                           Ronald R. Jones, Chief Executive
                                           Officer and Director (Principal
                                           Executive Officer)

        Date:     March 29, 1997           By   /s/ Gary D. Clarkson
                                           Gary D. Clarkson,

                                           Secretary/Treasurer and
                                           Director

        Date:     March 29, 1997           By   /s/ Dennis L. Drew
                                           Dennis L. Drew, Controller, Vice
                                           President Operations


        Date:     March 29, 1997           By   /s/ Erle M. Constable
                                           Erle M. Constable, Director

        Date:     March 29, 1996           By   /s/ Carl E. Matthusen
                                           Carl E. Matthusen, Director

        Date:     March 29, 1997           By   /s/ Gary M. Hamker
                                           Gary M. Hamker, Director

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


        SELECTED FINANCIAL INFFORMATION

                                          YEARS ENDED DECEMBER 31
                         1996        1995        19  94     1993       1992

        Operating Highlights

  Net sales        $2,524,870  $1,884,402  $2,074,716  $2,089,390 $2,098,422
  Other income         16,860      26,524      29,596      29,119     47,386
  Total revenues    2,541,730   1,910,926   2,104,312   2,118,509  2,145,808

  Net income (loss)   123,160    (306,720)    (92,427)   (126,062)   (92,340)

  Net income (loss)
  per common share(1)     .21        (.51)       (.15)       (.21)      (.15)

  Weighted average
  number of common
  shares outstanding(1) 599,904    597,682     597,682     597,682    597,685

  Balance Sheet Highlights

  Current assets    $1,431,175  $1,389,754  $1,466,831  $1,533,432  $1,666,304
  Current liabilities  239,811     321,974     133,355     154,272     145,007
  Total assets       2,169,590   2,149,670   2,236,761   2,357,265   2,514,126
  Long-term
  obligations          122,287     138,458     112,354     119,514     159,578
  Total liabilities    362,098     460,432     245,709     273,786     304,585
  Stockholders'
  equity             1,807,492   1,689,238   1,991,052   2,083,479   2,209,541
  No cash dividends have been declared.

            Key Statistics
  Current ratio          5.97         4.32       11.00        9.94        11.5
  Book value per
  share(1)              $3.02        $2.83       $3.33       $3.49       $3.70
  Working capital  $1,191,364   $1,067,780  $1,333,476  $1,379,160  $1,521,297
  Order backlog      $228,350     $566,720    $103,000    $227,000    $312,000
  Employees                35           25          20          26          24

                                CIRCUIT RESEARCH LABS, INC.



        Dear Shareholders:

        Your company was able to make delivery on a large number of the new DP-100 audio processors during 1996 utilizing our many hours of research and design. This is a major step forward in technology enabling us to design and produce equipment in the digital mode so important to our customers and our competitive position.

        As an indication of the acceptance of the newly designed product by the marketplace, CRL's net sales increased from $1.9 million in 1995 to over $2.5 million in 1996, an increase of about 31 percent. The net profit of $123,160 compares with a 1995 loss of $306,720.

        Our shipments continue to be primarily in the international marketplace with over 61% of sales being made outside the U.S.
        I personally have spent a great portion of my sales effort abroad as the number of radio and TV stations overseas far outnumber the ones in the U.S. Many of these stations are improving their equipment, opening up opportunities for sales of many of our products.

        The Company has other digital design based products in process for introduction in the near future which should assist in maintaining the momentum gained in 1996.

        CRL's work force is due a big "thank you" from all of us since the positive gains in 1996 are the result of everyone putting in a full effort to make this all happen.

        We again thank our shareholders who have maintained their investment during this period.

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

        CRL is a member of the (Radio Data Systems) RDS Forum. The Forum promotes the exchange of experience between broadcasters and manufacturers on RDS system implementation and provides guidance to manufacturers on broadcasters' operational needs. RDS is a system which enables a FM radio station to transmit digital data without interfering with the current audio signal.

        In 1985, CRL purchased all rights to the patented dynafexR chip. The dynafexR noise reduction system effectively reduces tap hiss and other background noises from virtually any audio source. Two products are being produced under the dynafexR label and most CRL processors utilize the dynafexR chip.

        In the last quarter of 1995, CRL acquired Desert Assemblies, a contract electronic assemblies company. The acquisition of Desert Assemblies expands and enhances CRL's production capabilities. CRL now possesses the ability to design, build and test products for other companies (turnkey production).

        CRL holds several patents on component designs for CRL products within the broadcast industry.

        The Principal Products

        AUDIO PROCESSING PRODUCTS

        CRL's audio processing equipment for radio broadcast can be separated into four different series or product families, Digital Series, Modular Series, Amigo Series and the Signature Series.

        Page 5

        Digital Series

        The newest addition to CRL's radio processors is the Digital Series. CRL digital products are on the leading edge of technology with 100% digital architecture. The principal products are:

             DP-100 Digital Processor The CRL DP-100 digital processor is the newest addition to our FM processing line. It is currently the only digital audio processor to use 32 bit floating-point technology. Its advance design allows the unit to serve a long life in it customer's hands. The modular construction makes it possible for CRL to offer specific PCB upgrades without changing the main chassis. This design approach allows CRL to sell additional upgrade products to current users of the DP-100. The DP-100 FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The DP-100 uses the latest digital technology to its fullest potential to produce the most advanced digital processor on the market. The DP-100 includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement and unique dynamic gating system.

             SC-100 RDS/RBDS (Radio Data Systems/Radio Broadcast Data Systems) allows a FM radio station to transmit additional streams of digital information giving the station new promotional methods, new public service opportunities and exciting new revenue possibilities. CRL's SC-100 is a RDS/RBDS generator using the latest in DSP (Digital Signal Processing) digital technology. The visual text message that the SC-100 sends to the new "smart radios" can be used for call letter and slogan recognition, traffic and weather reports, emergency alert messages and display advertising. The SC-100 can also be used for paging, billboard sign control, global positioning plus other exciting applications. In addition, CRL has become a value added reseller of equipment to build RDS/RBDS paging systems. CRL configures the system to the customer's requirements and, for an additional fee, oversees the installation of the system.

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

             Amigo AM The Amigo AM is a complete stereo audio processing system. It includes CRL's patented AM stereo processing circuitry as found in the modular AM systems. The system includes a dual band AGC, triband limiter, and NRSC (National Radio Systems Committee) output filtering. The Amigo AM can be used on mono for customers waiting to convert to stereo.

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

        Signature Series

        The Signature Series is a high performance audio processing system. The principal products are:

             Audio Signature The Audio Signature gives the power of RESULTS OF OPERATIONS digital control with multi-band compression and limiting for high performance power. The FM Audio Signature includes a stereo AGC and four band compressor with a sophisticated set of processing controls to produce the radio station's own unique and distinctive sound.

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

        Television Products

        CRL has a complete line of quality audio processing, plus Stereo, SAP (secondary audio program, primarily designed for public second language usage) and PRO channel (non-public use with integrated input limiter, data and telemetry inputs) generators. The audio processing was designed with surround sound compatibility in mind. Many first generation stereo users are converting over to the TVS-3000 series of products because of it surround sound capabilities.

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

        Test and Measurement

             DAA-50 With the conversion of audio technology to digital, CRL recognized the need for an inexpensive test and analysis tool and developed the DAA-50. The DAA-50 receives and decodes audio data. A variety of information about the signal can be determined through easily defined LED status indicator lights. Compact and light weight, the DAA-50 can be used when and wherever it's needed.

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


        New Products

        New features and improvements were added to CRL's DP100 Digital Processor and SC-100 RDS/RBDS generator for paging. In addition, CRL is continuing to research and develop new products for release in the coming years.

        CIRCUIT RESEARCH LABS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
        YEARS ENDED DECEMBER 31, 1996 AND 1995

        RESULTS OF OPERATIONS

        The following tables set forth financial information for each of the four quarters of the year ended December 31, 1996 and for the years ended December 31, 1996 and 1995.

                                       1996 Quarters Ended

                                March 31   June 30  September 30  December 31

    Net sales                   $607,264  $599,761      $631,295     $686,550

    Other income                   5,005     3,461         4,215        4,179

    Total revenues              $612,269  $603,222      $635,510     $690,729

    Gross margin on net sales   $390,921  $354,460      $360,987     $291,296
    Gross margin percent            64%       59%          57%          42%

    Net income                   $21,232  $ 30,970       $64,984       $5,974
    Net  income percent              3%        5%           10%         .01%

    Income per share               $.04      $.05         $.10         $.01

                                                   Years Ended    December 31
                                                           1996         1995

        Net sales                                     $2,524,870    $1,884,402
        Other income                                      16,860        26,524
        Total revenues                                $2,541,730    $1,910,926

        Gross margin on net sales                     $1,397,664    $1,188,266
        Gross margin percent                                 55%        63%


        Net income (loss)                               $123,160     $(306,720)
        Net income (loss) percent                             5%         (16)%
        Income (loss) per share                             $.21      $.(.51)

        Net sales in 1996 increased 34% to $2,525,000 compared to $1,884,000 for 1995. The increase is the result of increased sales of CRL's audio processing equipment, the sales of package paging systems that compliment the sales of CRL's SC100, and revenues from CRL's circuit board assembly division.

        Cost of goods sold in 1996 was 45% of net sales compared to 37% in 1995. The increase is the result of the expected lower profit margins in the sales of package paging systems and CRL's circuit board assembly division. The cost of goods sold on CRL's main product lines for the year ended December 31, 1996 was 38% which was consistent with 37% for the same period of 1995.

        Selling, general and administrative expense in 1996 of $996,000 was comparable to the selling, general and administrative expense in 1995 of $1,056,000. The $60,000 decrease was due primarily to a decrease in domestic and international marketing costs including travel and trade show costs.

        Research and development expense for the period ended December 31, 1996 was $272,000 a decrease of $158,000 compared to the same period of 1995 of $430,000. The decrease was the result of lower developmental cost on the new product lines and lower labor cost resulting from not having contract engineers on staff.

        Interest and other income of $17,000 for the period ended December 31, 1996 was $10,000 lower than for the same period of 1995 of $27,000. The decrease was due to lower income from investments as a result of the decrease in funds invested.

        FINANCIAL CONDITION

        At December 31, 1996, the Company had net working capital of
        $1,191,000 and a current ratio of 5.97 to 1.   CRL believes that
        its financial resources are adequate to fund its operations in 1997 and will continue to finance operations from its existing sources of cash.

        The Company's credit line expired on July 1, 1996, and since it had not been used, the Company did not pursue its renewal. The Company believes future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances.

        Receivables at December 31, 1996 of $190,000 were consistent with the December 31, 1995 balance of $162,000. Our credit policy remains the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

        Inventories of $956,000 at December 31, 1996 increased $119,000 compared to $837,000 of inventories at December 31, 1995. The increase is the result of raw material purchases for the production of the new product, the DP-100.

        There were no major capital expenditures in 1996 and none are contemplated for 1997.

        The document includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

        Research and development expense for the period ended December 31, 1995 was $429,600, an increase of $70,900 compared to the same period of 1994 of $358,700. The increase was the result of contract engineering work on the new products, the DP-100 and the RDS/RBDS units.

        Interest and other income of $26,500 for the period ended December 31, 1995 was comparable to the same period of 1994 of $29,600.

        FINANCIAL CONDITION

        At December 31, 1995, the Company had net working capital of $1,067,800 and a current ratio of 4.32 to 1. The increase in liabilities was due to the purchase of Desert Assemblies.

        Receivables at December 31, 1995 of $162,200 decreased $47,400 from December 31, 1994 balance of $209,600 as a result of decreased sales in 1995 and a receivable for royalties due on the licensing agreement with Tektronics in 1994.

        Inventory of $836,600 at December 31, 1995 increased $125,600 compared to $711,000 of inventory at December 31, 1994. The increase is the result of raw material purchases for the production of the new product, the DP-100.

        CRL purchased late in 1995 the assets, name and backlog of a small subcontractor, Desert Assemblies. Desert Assemblies has been CRL's contract printed circuit board assembler for several years with proven high quality and ontime delivery. With the downsizing of many electronic manufacturers in the Phoenix area, the potential market for subcontract work expanded beyond the capacity of Desert Assemblies. CRL had excess manufacturing capacity, including inventory handling. This purchase allows a consolidation of the subcontract operation into the CRL facility making for a more efficient operation for both CRL and Desert Assemblies. Desert Assemblies will be operated as a division of CRL

        There were no other major capital expenditures in 1995.

        INDEPENDENT AUDITORS' REPORT

        Board of Directors and Stockholders
        Circuit Research Labs, Inc.
        Tempe, Arizona

        We have audited the accompanying consolidated balance sheets of Circuit Research Labs, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




        DELOITTE & TOUCHE LLP
        Phoenix, Arizona

        March 1, 1997

        CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS
        DECEMBER 31, 1996 AND 1995


        ASSETS                                            1996        1995

        CURRENT ASSETS:
            Cash                                    $    48,048  $   25,974
            Securities available-for-sale (Note 3) 167,961 297,667 Accounts receivable, less allowance for doubtful accounts of $6,520 in
             1996 and $16,500 in 1995                   189,616     162,242
            Inventories (Note 4)                        955,922     836,628
            Prepaid expenses and other                   69,628      67,243
                 Total current assets                 1,431,175   1,389,754


        PROPERTY, PLANT AND EQUIPMENT - Net
        (Notes 5 and 7)                                 578,564     594,152
        OTHER ASSETS - Net                              159,851     165,764
        TOTAL                                        $2,169,590  $2,149,670

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
            Accounts payable                       $     64,650  $   91,401
            Accrued salaries and benefits                65,699      58,004
            Accrued professional fees                    21,976      27,405
            Customer deposits                            40,432      99,818
            Other accrued expenses and liabilities       31,826      26,210
            Current portion of long-term debt (Note 7)   15,228      19,136
            Total current liabilities                   239,811     321,974

        LONG-TERM DEBT, Net of current portion (Note 7) 122,287     138,458
                 Total liabilities                      362,098     460,432

        STOCKHOLDERS' EQUITY (Note 8):
            Preferred stock, $100 par value -
            authorized, 500,000 shares, none issued
            Common stock, $.10 par value -
            authorized, 20,000,000 shares, 597,682
            shares issued and outstanding                59,768      59,768
            Additional paid-in capital                1,247,240   1,247,240
            Retained earnings                           500,484     377,324
            Unrealized appreciation on securities
            available-for-sale                                        4,906
                  Total stockholders' equity          1,807,492   1,689,238
        TOTAL                                        $2,169,590  $2,149,670

        See notes to consolidated financial statements.

        CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS
        YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                          1996           1995

        NET SALES (Note 10)                          $2,524,870     $1,884,402

        COST OF GOODS SOLD                            1,127,206        696,136

                       Gross profit                   1,397,664      1,188,266

        OPERATING EXPENSES (Note 11):
            Selling, general and administrative         995,882      1,055,950
            Research and development                    272,354        429,630


                       Total operating expenses       1,268,236      1,485,580

        INCOME (LOSS) FROM OPERATIONS                   129,428       (297,314)

        OTHER INCOME (EXPENSE):
           Interest and other income                    16,860          26,524
           Interest expense                            (23,078)        (13,989)

                       Total other (expense) income     (6,218)         12,535

        INCOME (LOSS) BEFORE INCOME TAX
        PROVISION (BENEFIT)                             123,210       (284,779)

        INCOME TAX PROVISION (BENEFIT) (Note 9):
           Current                                           50        ( 8,059)
           Deferred                                                     30,000
                       Total income tax provision
                       (benefit)                             50         21,941

        NET INCOME (LOSS)                            $  123,160     $ (306,720)

        INCOME (LOSS) PER COMMON SHARE                    $ .21          $(.51)

        WEIGHTED AVERAGE NUMBER OF COMMON
        AND COMMON EQUIVALENT SHARES OUTSTANDING        599,904        597,682

        See notes to consolidated financial statements.

        CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES


        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                  Unrealized
                            Additional           Appreciation
                   Common   Paid-in    Retained  On Securities
                    Stock   Capital    Earnings  Available-for-Sale   Total

BALANCE,
JANUARY 1, 1995    $59,768  $1,247,240   $ 684,044                  $1,991,052

Unrealized
appreciation on
securities
available-for-sale                                       $4,906          4,906

Net los s                                 (306,720)                   (306,720)

BALANCE,
DECEMBER 31, 1995    59,768   1,247,240    377,324        4,906      1,689,238

Unrealized
depreciation on
securities
available-for-sale                                       (4,906)        (4,906)

Net income                                 123,160                     123,160

BALANCE,
DECEMBER 31, 1996    59,768 $1,247,240   $ 500,484         $0       $1,807,492

See notes to consolidated financial statements.

        CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                      1996          1995

        OPERATING ACTIVITIES:
        Net income (loss)                           $123,160    $ (306,720)
        Adjustments to reconcile net income (
        loss)  to net cash used in
           operating activities:
           Depreciation and amortization              80,958         77,867
           Deferred income taxes                                     30,000
           Changes in assets and liabilities:
                 Accounts receivable                 (27,374)        47,355
                 Income taxes receivable                             13,000
                 Inventories                        (119,294)      (125,582)
                 Prepaid expenses and other           (2,385)         7,016
                 Other assets                          4,832           (452)
                 Accounts payable and accrued
                 expenses                            (78,255)       176,652

                         Net cash used in operating
                         activities                  (18,358)       (80,864)

        INVESTING ACTIVITIES:
            Capital expenditures                     (65,370)        (40,552)
            Purchase of securities                  (264,931)       (396,049)
            Proceeds from sale or maturity
            of securities                            389,731         425,000
            Payments received on stockholder notes     1,081           3,381
                         Net cash provided by
                        (used in) investing
                         activities                   60,511          (8,220)

        FINANCING ACTIVITIES -
             Principal payments on long-term debt    (20,079)         (7,159)

               NET INCREASE (DECREASE) IN CASH        22,074         (96,243)

        CASH, BEGINNING OF YEAR                       25,974          122,217
        CASH, END OF YEAR                          $  48,048        $  25,974


        SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid for interest                $  23,078       $   13,989

             Debt issued to purchase Desert
             Assemblies                                            $   45,230

         See notes to consolidated financial statements.

        CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        YEARS ENDED DECEMBER 31, 1996 AND 1995


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

            Other assets consist principally of cash surrender values on officers' life insurance, patents which are stated at cost less amortization computed on the straight-line method over the underlying asset's estimated useful life and certain intangibles acquired from Desert Assemblies. Accumulated amortization of patents was $36,979 and $35,831 at December 31, 1996 and 1995, respectively.

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

            New accounting pronouncements - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation.

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

            Income (loss) per common share is based on the weighted average number of shares outstanding during each period, after giving effect for any dilutive stock options, which are considered to be common stock equivalents. For the year ended December 31, 1995, options that would otherwise qualify as common stock equivalents are excluded because their inclusion would be antidilutive.

            Reclassifications - Certain reclassifications were made to the 1995 financial statements to conform with the 1996 presentation.

        2.  DESCRIPTION OF BUSINESS

            The Company develops, manufactures and markets audio processing and transmission encoding equipment for the broadcast and professional entertainment industries. In addition ,the Company has become a value added reseller of equipment to build RDS/RBDS paging systems. CRL configures the system to the customer's requirements and for an additional fee, can oversee the installation of the system. The Company also acts as a subcontractor for circuit board assemblies, since December 4, 1995 when it purchased certain assets of Desert Assemblies, a former contractor and sub-assembler for the Company.

        3.  SECURITIES  AVAILABLE-FOR-SALE

            SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the classification of securities at acquisition into one of three categories: held-to-maturity, available-for-sale or trading -- with different reporting requirements for each classification. All of the Company's marketable securities are classified as available-for-sale. The fair value of the Company's securities are estimated based on quoted market prices for those or similar instruments.

            A summary of the Company's securities is as follows at December 31:

                                                         1996      1995
            Amortized cost:
                Preferred stocks                       $ 50,000 $  50,000
                United States Treasury bonds            117,961   242,761
                       Total                           $167,961  $292,761

                Estimated fair value:
                Preferred stocks                       $ 50,000 $  54,500
                United States Treasury bonds            117,961   243,167
                       Total                           $167,961  $297,667

            Gross unrealized holding gains                         $4,906

            At December 31, 1996, the United States Treasury bonds mature within one year.

        4.  INVENTORIES

            Inventories consist of the following at December 31:

                                                           1996      1995
            Raw materials and supplies                 $335,072  $437,368
            Work in process                             314,291   169,640
            Finished goods                              306,559   229,620
            Total                                      $955,922  $836,628


        5.  PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consist of the following at December 31:

                                                         1996       1995

            Land                                   $  130,869  $ 130,869
            Building and improvements                 497,004    497,004
            Furniture and fixtures                    397,546    383,523
            Machinery and equipment                   616,081    564,734
            Total                                   1,641,500  1,576,130
            Less accumulated depreciation           1,062,936    981,978
            Property, plant and equipment - net   $   578,564 $  594,152

        6.  CREDIT ARRANGEMENTS

            The Company's line of credit commitment expired July 1, 1996 and since it had not been used, the Company did not pursue it renewal. The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments and existing cash balances.

        Paage 19

        7.  LONG-TERM DEBT

            Long-term debt consists of the following at December 31:
                                                            1996     1995
            12.7% mortgage note collateralized by
            the Company's operating facility requiring
            monthly principal and interest payments of
            $1,913 through April 2004                   $104,385  $112,364

            Noninterest-bearing note issued in
            connection with acquisition of Desert
            Assemblies, requiring annual payments of
            $11,000 through January 2000                  39,000    55,000

            Less unamortized discount based on
            imputed interest rate of 10%                 (5,870)    (9,770)
            Total                                       137,515    157,594
            Less current portion                        (15,228)   (19,136)
            Long-term debt, net of current portion     $122,287   $138,458

            Principal payments on long-term debt are scheduled as follows:
            1997, $15,228; 1998, $18,626; 1999, $20,894; 2000, $23,478,
            2001, $15,287 and $44,002, thereafter.

            The Board of Directors of the Company has elected to provide compensation to two principal stockholders for their continuing guarantee of the long-term note payable for the Company's operating facility. Such compensation is calculated at 3% of the outstanding balance of the long-term note payable at each fiscal year-end .

        8.  STOCKHOLDERS' EQUITY

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

            Information with respect to stock option activity follows:

                                                             Option Price
                                                      Shares    Per Share


            Outstanding at January 1, 1995            14,062       $1.25
            Cancelled                                      0
            Issued                                         0
            Outstanding at December 31, 1995          14,062       $1.25
            Cancelled                                  3,750       $1.25
            Issued                                         0
            Outstanding at December 31, 1996          10,312       $1.25

            All options are currently exercisable, and the expiration date is May 6, 1997. The aggregate exercise price of options outstanding at December 31, 1996 was $12,890.

            Preferred stock may be issued in amounts with such designations, preferences, voting rights, privileges and such other restrictions and qualifications as the Board of Directors may establish. No preferred stock has been issued.

        9.  INCOME TAXES

            The principal reasons for the difference between the income tax provision (benefit) and the amounts computed by applying the statutory income tax rates to income (loss) before income tax provision (benefit) for the years ended December 31, are as follows:
                                                         1996       1995

            Federal tax at statutory rates            $31,000    $(88,300)
            State tax at statutory rates               11,000     (25,600)
            Dividends deduction                         1,200      (1,300)
            Officers' life insurance                    4,300       3,400
            Use of net operating loss                 (47,450)
            Other                                                  (6,259)
            Increase in valuation allowance                       140,000

            Total                                         $50      21,941

        At December 31, the deferred taxes represent the tax effect of temporary differences related to:


                                                         1996       1995
            Current deferred taxes:
               Inventory capitalization             $  22,300  $  25,900
               Prepaid expenses                       (24,900)   (26,900)
               Inventory obsolescence reserve          40,100     30,200
               Allowance for doubtful accounts          2,600      6,600
               Other                                      500
               Deferred tax valuation allowance       (40,600)   (35,800)

            Total                                      $    0  $      0

              Non-current deferred taxes:
               Depreciation                        $  (28,000)   $(22,000)
               Operating loss carryforward             70,500     161,500
               Federal general business credit
               carryforward                            85,000      85,000
               Other                                    2,700       3,200
               Deferred tax valuation allowance      (130,200)   (227,700)
            Total                                   $       0    $      0

            At December 31, 1996, a valuation allowance totaling $ 170,800 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carryforwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $170,000 which expire through 2010 are available for federal income tax purposes.

         10.SALES TO MAJOR CUSTOMERS AND EXPORT SALES

            Sales during the two years ended December 31, 1996 were conducted primarily through wholesale distributors and dealers. One wholesale distributor accounted for approximately 9% of net sales for the year ended December 31, 1996 and 17% of net sales for the year ended December 31, 1995.

            International sales in 1996 and 1995 totaled approximately $1,549,400 and $1,029,000, respectively. Foreign sales are made through the Company's wholly-owned foreign sales corporation.
            The Company requires that all sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 1996 or 1995. The Company's export sales by region are as follows:

                                           Export   Sales

            Region                      1996        %     1995        %

            Europe                    $ 378,800   24%$   233,100    23%
            Pacific Rim                 716,100   46     363,900    35
            Latin and South America     139,000    9     121,800    12
            Canada and Mexico           151,300   10     124,600    12
            Other                       164,200   11     185,600    18
                                Total $1,549,400 100% $1,029,000    100%

            11. EMPLOYEE BENEFIT PLAN

           As of January 1, 1991, the Company adopted a 401(k) profit
           sharing plan (the "Plan") for the   benefit of all employees who
           meet certain eligibility requirements.  The Company will match
           50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $13,189 and $15,498 in 1996 and 1995, respectively.

        CIRCUIT RESEARCH LABS, INC.

        STOCK INFORMATION

        The Company's common stock is publicly traded in the over-the-counter market (NASDAQ symbol: CRLI) and commenced trading on November 4, 1983. As of February 28, 1997, there were 597,682 shares of common stock issued and outstanding, with an estimated 324 stockholders of record. The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers Automated Quotations (NASDAQ).

                                             1996 - Quarters Ended

                               March 31  June 30  September 30  December 31
        Bid Quotation Range

        High                     $1.63    $1.75      $1.63        $1.94
        Low                      $1.25    $1.50      $1.50        $1.63

                                             1995 - Quarters Ended

                               March 31  June 30  September 30  December 31
        Bid Quotation Range

        High                     $1.75    $2.00      $1.68      $1.63
        Low                      $1.38    $1.63      $1.13      $1.38


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


        Transfer Agent and Registrar:          Independent Auditors:
            Harris Trust and Savings Bank        Deloitte & Touche LLP
            111 West Monroe Street               2901 North Central Avenue
            Chicago, Illinois 60603              Suite 1200
                                                 Phoenix, Arizona 85012

        Financial Public Relations Counsel:    Corporate Counsel:
            The Equity Group Inc.                James S. Freedman, Esquire
            919 Third Avenue                     4455 East Camelback Rd., E160
            New York City, New York 10022        Phoenix, Arizona  85018


        Additional Information:

        A copy of Circuit Research Labs, Inc.'s current Form 10-KSB has been filed with the Securities and Exchange Commission and is available on request without charge by writing to the company's corporate headquarters and marked: Attention: Investor Relations.