Form 10QSB
period 1997-03-31
CIRCUIT RESEARCH LABS INC
filed 1997-05-15
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

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


                                              Outstanding at
                  Class                       March 31, 1997


             Common stock, $.10 par value      597,682

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                      INDEX



                                                              Page
                                                             number



       Part I.  FINANCIAL INFORMATION:



          Item 1. Financial Statements

               Consolidated Condensed Balance Sheets
                March 31, 1997 (Unaudited) and
                December 31, 1996                             3

               Consolidated Condensed Statements of
                Operations - Three months ended
                March 31, 1997 and 1996 (Unaudited)           5

               Consolidated Condensed Statements of Cash
                Flows - Three months ended March 31, 1997

                and 1996 (Unaudited)                          6


          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 7



       Part II. OTHER INFORMATION:



          Item 6.  Exhibits and Reports on Form 8-K           9

          Signatures                                         10

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                         PART I.   FINANCIAL INFORMATION



       The Consolidated Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 1997 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 1997 and 1996 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1997 and 1996 have been prepared without audit.


       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996.


       In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results of operations for such interim periods. Net operating results for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year. Certain reclassifications were made to the 1996 financial statements to conform with the 1997 presentation.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,  December 31,
                                                     1997       1996
                                                 (Unaudited)
       ASSETS

       CURRENT ASSETS:
           Cash and cash equivalents            $   84,843     $   48,048
           Securities available-for-sale            58,347        167,961
           Accounts receivable, less allowance for
             doubtful accounts of $16,520          152,532        189,616

           Inventories:
             Raw materials and supplies            292,812        335,072
             Work in process                       406,245        314,291
             Finished goods                        322,946        306,559

             Total inventories                   1,022,003        955,922

           Prepaid expenses and other               69,617         69,628

             Total current assets                1,387,342      1,431,175

       PROPERTY, PLANT AND EQUIPMENT:
           Land                                    130,869        130,869
           Building and improvements               497,004        497,004
           Furniture and fixtures                  398,933        397,546
           Machinery and equipment                 619,580        616,081

           Total                                 1,646,386      1,641,500
           Less accumulated depreciation         1,081,603      1,062,936

             Property, plant and equipment - net   564,783        578,564

       OTHER ASSETS - NET                          157,170        159,851

       TOTAL                                    $2,109,295     $2,169,590


                                                        (continued)

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   March 31, December 31,
                                                     1997        1996
                                                    (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable                  $      88,564    $    64,650
           Accrued salaries and benefits            29,539         65,699
           Accrued professional fees                 3,972         21,976
           Customer deposits                        35,230         40,432
           Other accrued expenses and liabilities   14,367         31,826
           Long-term debt - current portion         20,524         15,228

             Total current liabilities             192,196        239,811

       LONG-TERM DEBT - LESS CURRENT PORTION       108,794        122,287

       STOCKHOLDERS' EQUITY:
           Preferred stock, $100 par value
           - authorized 500,000 shares, none
          issued Common stock, $.10 par value
          - authorized 20,000,000 shares,
          597,682 shares issued and outstanding     59,768         59,768
           Additional paid-in capital            1,247,240      1,247,240
           Retained earnings                       501,297        500,484
             Total stockholders' equity          1,808,305      1,807,492

       TOTAL                                    $2,109,295     $2,169,590

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                      March 31,
                                                         1997       1996


       NET SALES                                      $510,852   $638,530

       COST OF GOODS SOLD                              206,837    260,286

                    Gross profit                       304,015    378,244

       OPERATING EXPENSES:
                    Selling, general and
                    administrative                     247,736    262,681
                    Research and development            50,700     92,299

                    Total operating expenses           298,436    354,980

       INCOME FROM OPERATIONS                            5,579     23,264

       OTHER INCOME (EXPENSE):
                    Interest and other income            1,587      5,005
                    Interest expense                    (3,303)    (7,037)

                    Total other income (expense)        (1,716)    (2,032)

       INCOME  BEFORE INCOME TAXES                       3,863     21,232

       INCOME TAX EXPENSE                                3,050

       NET  INCOME                                      $  813   $ 21,232

       INCOME  PER COMMON SHARE                           $.00       $.04

       WEIGHTED AVERAGE NUMBER OF
       COMMON AND COMMON EQUIVALENT
       SHARES  OUTSTANDING                              597,682   597,682

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                           1997     1996

       OPERATING  ACTIVITIES:

       NET  INCOME                                     $    813  $ 21,232
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET

       CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES:
          Depreciation and amortization                  21,348    21,595
          Changes in assets and liabilities:
             Accounts receivable                         37,084    23,552
               Inventories                              (66,081)   26,772
             Prepaid expenses and other                      11   (12,578)
             Other assets                                     0    (1,825)
             Accounts payable, accrued expenses and
             customer deposits                          (52,911)    52,395

       NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                        (59,736)  131,143

       INVESTING ACTIVITIES:
          Proceeds from sale or maturity of securities   109,614
          Capital expenditures                           (4,886)  (37,504)
          Payments received on stockholders' notes                  1,081

       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                           104,728   (36,423)

       FINANCING ACTIVITIES:
          Principal payments on  long-term debt          (8,197)  (13,539)

       NET INCREASE IN CASH AND CASH EQUIVALENTS         36,795    81,181

       CASH AND CASH EQUIVALENTS
          AT BEGINNING OF PERIOD                          48,048   25,974

       CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                              $ 84,843 $107,155

       SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for interest                         $ 3,303   $7,037

          Cash paid for income taxes                     $ 3,050

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Financial Condition

             The Company had net working capital of $1,195,000 and the ratio of current assets to current liabilities was 7.22 to 1 at March 31, 1997. At December 31, 1996, the Company had net working capital of $1,191,000 and a current ratio of 6.0 to 1.

             Accounts  receivable  decreased  $37,000   from  $190,000  at
       December 31, 1996, to $153,000 at March 31, 1997. The decrease is the direct result of lower sales in the first quarter of 1997, compared to sales in the fourth quarter of 1996.

             Total inventories of $1,022,000 at March 31, 1997 compared to total inventories of $956,000 at December 31, 1996. The increase was a result of sales that were lower than anticipated sales during the quarter ended March 31, 1997.

             The Company's credit agreement expired on July 1, 1996, and since it had not been used, the Company did not pursue its renewal. The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances.

             The estimated fair value of the Company's securities approximates cost at March 31, 1997.

                    CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations

             Net sales for the first quarter of 1997 totaled $511,000 and were 20% lower than the first quarter sales in 1996 of $639,000. The decrease was due to slower sales across CRL's product line, both domestic and international sales. In the first quarter of 1996 the Company shipped a number of DP100s to fill a backlog from 1995. In the first quarter of 1997, sales of the DP100 were delayed while a new version of software was being finished.
             Cost of goods sold was 40% of net sales for the first quarter ended March 31, 1997 compared to 41% for the same period in 1996 and illustrates that production costs were comparable to the prior year's period.
             Selling, general and administrative expenses were $248,000 in the first quarter of 1997 compared to selling, general and administrative expenses of $263,000 for the first quarter of 1996. The decrease was due to lower marketing expenses both in the domestic and international market place.
             Research and development expense in the first quarter of 1997 totaled $51,000, compared to the 1996 first quarter total of $92,000. The decrease was due to lower developmental cost on the new product lines and lower labor cost resulting from not having contract engineers on staff. The Company does not anticipate incurring increases in engineering cost in the near future.
             Interest and other income of $1,600 for the first quarter of 1997 compared to $5,000 for the first quarter of 1996. The lower interest income was the result of the Company having less funds invested in securities.
             Interest expense consists of the interest cost on the long-term mortgage collateralized by the Company's headquarters facility. Income tax expense for the three months ended March 31, 1997 is greater than the amount computed by applying the statutory income tax rate to income before income taxes due primarily to nondeductible expenses and final determination of prior year's estimates.
             Net income for the first quarter was $813 compared to net income of $21,000 for the first quarter of 1996.
             The document includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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




                                               Registrant

                                               CIRCUIT RESEARCH LABS, INC.

                                               DATE:  MAY 13, 1997
                                               BY /s/Gary D. Clarkson

                                               Gary D. Clarkson

                                               Treasurer (Authorized
                                               Officer for signature)