Form 10QSB
period 1997-06-30
CIRCUIT RESEARCH LABS INC
filed 1997-08-15
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997
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


                                              Outstanding at
                  Class                       June 30, 1997

             Common stock, $.10 par value      597,682



                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                                      INDEX



                                                              Page
                                                             number



       Part I.  FINANCIAL INFORMATION:



          Item 1. Financial Statements

               Consolidated Condensed Balance Sheets
                June 30, 1997 (Unaudited) and
                December 31, 1996                             2

               Consolidated Condensed Statements of
                Operations - Three and six months ended
                June 30, 1997 and 1996 (Unaudited)            4

               Consolidated Condensed Statements of Cash

                Flows -  Six months ended June 30,1997
                and 1996 (Unaudited)                          5

               Notes to Consolidated Condensed Financial
                Statements (Unaudited)                        6


          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 7




       Part II. OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K          11

          Signatures                                         12

                          PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 June  30,   December 31,
                                                   1997         1996
                                                 (Unaudited)
       ASSETS


       CURRENT ASSETS:
           Cash and cash equivalents                $ 92,021    $  48,048
           Securities available-for-sale              59,477      167,961
           Accounts receivable, less allowance
           for doubtful accounts of $12,520
           (1997) and $16,520 (1996)                 186,950      189,616

           Inventories:
             Raw materials and supplies              278,980      335,072
             Work in process                         361,524      314,291
             Finished goods                          304,714      306,559


             Total inventories                       945,218      955,922

           Prepaid expenses and other                 67,688       69,628

             Total current assets                  1,351,354    1,431,175

       PROPERTY, PLANT AND EQUIPMENT:
           Land                                      130,869      130,869
           Building and improvements                 497,004      497,004
           Furniture and fixtures                    399,148      397,546
           Machinery and equipment                   623,762      616,081


           Total                                   1,650,783    1,641,500
           Less accumulated depreciation           1,097,341    1,062,936

             Property, plant and equipment - net     553,442      578,564

       OTHER ASSETS - NET                            154,488      159,851

       TOTAL                                      $2,059,284   $2,169,590


                                                        (continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  June  30,  December 31,
                                                     1997         1996
                                                  (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
           Accounts payable                    $      86,885  $    64,650

           Accrued salaries and benefits              48,821       65,699
           Accrued professional fees                   5,614       21,976
           Customer deposits                           5,305       40,432
           Other accrued expenses and liabilities     28,521       31,826
           Long-term debt - current portion           20,830       15,228

             Total current liabilities               195,976      239,811


       LONG-TERM DEBT - LESS CURRENT PORTION         106,221      122,287

       STOCKHOLDERS' EQUITY:
           Preferred stock, $100 par value

           - authorized 500,000 shares, none
           issued Common stock, $.10 par value
           - authorized 20,000,000 shares,
           597,682 shares issued and outstanding      59,768       59,768
           Additional paid-in capital              1,247,240    1,247,240
           Retained earnings                         450,079      500,484
             Total stockholders' equity            1,757,087    1,807,492

       TOTAL                                      $2,059,284   $2,169,590

       See   accompanying  notes  to   consolidated  condensed   financial
       statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three Months Ended   Six Months ended
                                        June 30,          June 30,
                                    1997      1996        1997    1996


       NET SALES                 $506,287  $599,761 $1,017,139 $1,238,292


       COST OF GOODS SOLD         277,351   245,301    484,188    505,585

           Gross profit           228,936   354,460    532,951    732,707

       OPERATING EXPENSES:
           Selling, general and
           administrative         224,607   261,282    472,343    523,966
           Research and
           development             54,513    60,369    105,213    152,668

           Total operating
           expenses               279,120   321,651    577,556    676,634



       (LOSS)  INCOME FROM
           OPERATIONS             (50,184)   32,809    (44,605)   56,073

       OTHER INCOME (EXPENSE):
           Interest and other
           income                   2,189     3,461      3,776      8,466
           Interest expense        (3,223)   (5,250)   ( 6,526)   (12,287)

           Total other (expense)
           income                  (1,034)   (1,789)    (2,750)    (3,821)


       (LOSS) INCOME BEFORE
           INCOME TAXES           (51,218)   31,020    (47,355)    52,252

       INCOME TAX  EXPENSE              0        50      3,050         50

       NET (LOSS) INCOME        $ (51,218) $ 30,970   $(50,405)  $ 52,202

       (LOSS) INCOME PER
           COMMON SHARE            $(.09)     $ .05      $(.08)      $.09

       WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING  597,682   597,682     597,682   597,682



       See   accompanying  notes  to   consolidated  condensed   financial
       statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Six Months Ended
                                                            June 30,
                                                           1997     1996
       OPERATING  ACTIVITIES:

       NET  (LOSS) INCOME                              $ (50,405) $ 52,202
       ADJUSTMENTS TO RECONCILE
        NET (LOSS) INCOME TO NET CASH USED

        IN OPERATING ACTIVITIES:
          Depreciation and amortization                  39,768  42,508
          Changes in assets and liabilities:
             Accounts receivable                          2,666  22,114
            Inventories                                  10,704 (123,575)
             Prepaid expenses and other assets            1,940 ( 3,588)
             Accounts payable, accrued expenses
            and customer deposits                       (49,437) (25,265)

       NET CASH USED IN OPERATING ACTIVITIES            (44,764) (35,604)

       INVESTING ACTIVITIES:
          Purchase of securities                        (59,477)(75,000)

          Proceeds from sale or maturity of securities  167,961  174,070
          Capital expenditures                           (9,283)
          Payments received on stockholders' notes                 1,081

       NET CASH PROVIDED BY INVESTING ACTIVITIES         99,201  100,151

       FINANCING ACTIVITIES:
          Principal payments on  long-term debt         (10,464) (14,789)

       NET INCREASE IN CASH AND CASH EQUIVALENTS         43,973  49,758

       CASH AND CASH EQUIVALENTS

          AT BEGINNING OF PERIOD                          48,048  25,974

       CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                              $ 92,021$75,732

       SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for interest                        $ 6,526 $12,288

            Cash paid for income taxes                  $ 3,050

          Test equipment transferred from Inventories to
          Engineering Equipment                                $ 45,290


              See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES



       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

       1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 1997 and the Consolidated Condensed Statements of Operations for the three and six months ended June

       30, 1997 and 1996 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1997 and 1996 have been prepared without audit.

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended

       December 31, 1996.

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



       2. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This standard specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company will provide the required disclosures in its year-end report. The effect on the Company's earnings per share disclosure is not material for the periods presented.


       The FASB also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its financial statements.

       Item.  2

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



             Financial Condition



             The Company had net working capital of $1,155,000 and the ratio of current assets to current liabilities was 6.9 to 1 at June 30, 1997. At December 31, 1996, the Company had net working capital of $1,191,000 and a current ratio of 6.0 to 1.

             Accounts  receivable  of  $187,000  at   June  30,  1997  was
       comparable to the December 31, 1996 balance of $190,000.

             Total inventories of $945,000 at June 30, 1997 compared to total inventories of $956,000 at December 31, 1996.

             The Company's credit agreement expired on   July 1, 1996, and

       since it had not been used, the Company did not pursue its renewal. The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances.

             The estimated fair value of the Company's securities approximated cost at June 30, 1997.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations

             Net sales for the second quarter of 1997 totaled $506,000 and were 16% lower than the second quarter sales in 1996 of $600,000. The decrease was due to slower sales across CRL's product lines, in both domestic and international markets. In the second quarter of 1996, the Company had a large single international order that also contributed to the difference.

             Cost of goods sold was 55% of net sales for the second quarter ended June 30, 1997 compared to 41% for the same period in 1996. The increase was the result of a temporary increase in production costs on CRL's main product line. The cost of goods sold for CRL's main product line year-to-date 1997 was 38% compared to 1996 year-to-date cost of goods sold of 35%.

             Selling, general and administrative expenses were $225,000 in the second quarter of 1997 compared to selling, general and administrative expenses of $261,000 for the second quarter of 1996. The decrease was due to lower marketing expenses both in the domestic and international market place, primarily as the result of less media advertising and lower trade shows cost.

             Research and development expense in the second quarter of 1997 totaled $55,000, compared to the 1996 second quarter total of $60,000. The decrease was the result of shifting personnel from engineering to production in order to fill a vacancy in production.

             Interest and other income of $2,200 for the second quarter of 1997 compared to $3,500 for the second quarter of 1996. The lower interest income was the result of the Company having less funds invested in securities.

             Interest  expense  consists  of  the  interest  cost  on  the
       long-term mortgage  collateralized   by the  Company's headquarters
       facility.

             Net loss for the second quarter of 1997 was $51,000 compared to net income of $31,000 for the second quarter of 1996.

             Year-to-date net sales were approximately $221,000 lower in 1997 as compared to the same period in 1996. The decrease was due to slower sales across CRL's product lines, in both domestic and international markets. The Company also had a large single international order in 1996 that contributed to the difference. Cost of goods sold was 47% of net sales for the six months ended June 30, 1997 compared to 41% for the same period in 1996. The increase was the result of a temporary increase in production costs on CRL's main product line. The cost of goods sold for CRL's main product line year-to-date 1997 was 38% compared to 1996 year-to-date cost of goods sold of 35%. The decrease in gross profit was offset by an $100,000 decrease in operating expenses for the six months ended June 30, 1997 compared to the same period in 1996. The result of the decrease in sales, increase in percentage of cost of goods sold, and the decrease in operating expenses was a $45,000 loss from operations for the first six months of 1997, compared to a $56,000 profit for the same period of 1996. Increased marketing efforts and an increased acceptance of CRL's new products is expected to increase the levels of sales in future quarters.

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




                          Part II. OTHER INFORMATION


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




                                            Registrant

                                            CIRCUIT RESEARCH LABS, INC.

                                            DATE:  August 12, 1997
                                            BY /s/Gary D. Clarkson
                                            Gary D. Clarkson

                                            Treasurer (Authorized Officer
                                            for (signature)