Form 10QSB
period 1997-09-30
CIRCUIT RESEARCH LABS INC
filed 1997-11-13
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997
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

                                   172743 20 5
                                 (CUSIP Number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES    X                           NO
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                             Outstanding at
                  Class                      September 30, 1997
             Common stock, $.10 par value     597,682



                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                                      INDEX



                                                             Page
                                                            number



      Part I.  FINANCIAL INFORMATION:



          Item 1. Financial Statements

              Consolidated Condensed Balance Sheets
                September 30, 1997 (Unaudited) and
                December 31, 1996                             2

              Consolidated Condensed Statements of
                Operations - Three and nine months ended
                September 30, 1997 and 1996 (Unaudited)       4

              Consolidated Condensed Statements of Cash

                Flows -  Nine months ended September 30,
                1997 and 1996 (Unaudited)                     5

              Notes to Consolidated Condensed Financial
                Statements (Unaudited)                        6


          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 8




      Part II. OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K          11

          Signatures                                         12

                          PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              September 30,  December 31,
                                                  1997         1996
                                              (Unaudited)
      ASSETS


      CURRENT ASSETS:
          Cash and cash equivalents             $   67,827    $   48,048
          Securities available-for-sale             59,356       167,961
          Accounts receivable, less allowance
          for doubtful accounts of $12,520
          (1997) and $16,520 (1996)                237,426       189,616

          Inventories:
             Raw materials and supplies            266,879       335,072
             Work in process                       287,888       314,291
             Finished goods                        362,421       306,559


             Total inventories                     917,188       955,922

          Prepaid expenses and other                54,801        69,628

             Total current assets                1,336,598     1,431,175

      PROPERTY, PLANT AND EQUIPMENT:
          Land                                     130,869       130,869
          Building and improvements                497,004       497,004
          Furniture and fixtures                   399,148       397,546
          Machinery and equipment                  629,547       616,081


          Total                                  1,656,568     1,641,500
          Less accumulated depreciation          1,113,197     1,062,936

             Property, plant and equipment - net   543,371       578,564


      OTHER ASSETS - NET                           161,991       159,851

      TOTAL                                     $2,041,960    $2,169,590


                                                       (continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                              September 30,  December 31,
                                                  1997         1996
                                              (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payable                      $  105,917   $    64,650

          Accrued salaries and benefits             43,846        65,699
          Accrued professional fees                  8,361        21,976
          Customer deposits                          3,961        40,432
          Other accrued expenses and liabilities    17,860        31,826
          Long-term debt - current portion          18,145        15,228

             Total current liabilities             198,090       239,811


      LONG-TERM DEBT - LESS CURRENT PORTION        103,566       122,287

      STOCKHOLDERS' EQUITY:
          Preferred stock, $100 par value -

          authorized 500,000 shares, none issued
          Common stock, $.10 par value -
          authorized 20,000,000 shares, 597,682
          shares issued and outstanding             59,768        59,768
          Additional paid-in capital             1,247,240     1,247,240
          Retained earnings                        433,296       500,484
             Total stockholders' equity          1,740,304     1,807,492

      TOTAL                                     $2,041,960    $2,169,590

      See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,       September 30,
                                   1997       1996      1997      1996

      NET SALES                  $557,549  $631,295 $1,574,688 $1,869,587


      COST OF GOODS SOLD          267,040   270,308    751,228    775,893

          Gross profit            290,509   360,987    823,460  1,093,694

      OPERATING EXPENSES:
          Selling, general and
          administrative          252,787   238,270    725,130    762,236
          Research and
          development              52,501    58,419    157,714    211,087

          Total operating
          expenses                305,288   296,689    882,844    973,323

      (LOSS)  INCOME FROM
      OPERATIONS                  (14,779)   64,298    (59,384)   120,371

      OTHER INCOME (EXPENSE):
          Interest and other
          income                    1,147     4,215      4,923     12,681
          Interest expense         (3,151)   (3,529)   ( 9,677)   (15,816)

          Total other (expense)
          income                   (2,004)      686     (4,754)    (3,135)

      (LOSS) INCOME BEFORE INCOME
      TAXES                       (16,783)   64,984    (64,138)   117,236

      INCOME TAX  EXPENSE               0         0      3,050         50

      NET (LOSS) INCOME         $ (16,783)$  64,984 $  (67,188) $ 117,186

      (LOSS) INCOME PER
      COMMON SHARE                  $(.03)    $ .11      $(.11)      $.20

      WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING 597,682  597,682     597,682   597,682

           See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      Nine Months Ended
                                                      September 30,
                                                        1997       1996
      OPERATING  ACTIVITIES:

      NET  (LOSS) INCOME                            $ (67,188)  $117,186
      ADJUSTMENTS TO RECONCILE NET
      (LOSS) INCOME

      TO NET CASH USED IN OPERATING ACTIVITIES:
         Depreciation and amortization                 58,306     69,199
         Changes in assets and liabilities:
            Accounts receivable                       (47,810)   (81,579)
              Inventories                              38,734   (142,969)
            Prepaid expenses and other assets           4,642      5,864
            Accounts payable, accrued expenses
           and customer deposits                      (44,638)   ( 8,079)

      NET CASH USED IN OPERATING ACTIVITIES           (57,954)   (40,378)

      INVESTING ACTIVITIES:
         Purchase of securities                      (118,833)  (146,970)

         Proceeds from sale or maturity of
         securities                                   227,438    242,880
         Capital expenditures                         (15,068)    (5,967)
         Payments received on stockholders' notes                  1,081

      NET CASH PROVIDED BY INVESTING ACTIVITIES        93,537     91,024

      FINANCING ACTIVITIES:
         Principal payments on  long-term debt        (15,804)   (21,851)

      NET INCREASE IN CASH AND CASH EQUIVALENTS        19,779     28,795

      CASH AND CASH EQUIVALENTS
         AT BEGINNING OF PERIOD                        48,048     25,974

      CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                            $ 67,827   $ 54,769

      SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interest                       $ 9,677    $15,816
         Cash paid for income taxes                   $ 3,050
         Test equipment transferred from Inventories
         to Engineering Equipment                              $ 45,290

     See accompanying  notes to consolidated  condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

      1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 1997 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1997 and 1996 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 have been prepared without audit.

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

      3. It is anticipated that the Company's common shares will no longer be listed on the NASDAQ Small Cap market, but after February 23, 1998, the shares will be listed on the OTC Bulletin Board. See
      Part II, Other Information, Item 5 of this report for additional information.

      Item.  2

      CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



            Liquidity and Capital Resources



            The Company had net working capital of $1,139,000 and the ratio of current assets to current liabilities was 6.7 to 1 at September 30, 1997. At December 31, 1996, the Company had net working capital of $1,191,000 and a current ratio of 6.0 to 1.

            Securities decreased from $168,000 at December 31, 1996 to $59,000 at September 30, 1997. The maturity of certain investments was used to meet working capital requirements. The estimated fair value of the Company's securities approximated cost at September 30, 1997.

            Accounts receivable of $237,000 at September 30, 1997 was $47,000 higher compared to the December 31, 1996 balance of $190,000. The increase was due to a higher percentage of credit sales verses prepaid sales in 1997 compared to the previous period.

            Total inventories of $917,000 at September 30, 1997 compared to total inventories of $956,000 at December 31, 1996. The decrease is the result of management's continuing effort to reduce overall inventories.

            The Company's credit agreement expired on July 1, 1996, and since it had not been used, the Company did not pursue its renewal. The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances. The Company presently does not have any commitments for capital expenditures.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Results of Operations

            Net sales for the third quarter of 1997 totaled $558,000 and were 12% lower than the third quarter sales in 1996 of $631,000. The Company continues to experience slower demand across its product lines, in both domestic and international markets.

            Cost of goods sold was 48% of net sales for the third quarter ended September 30, 1997 which was comparable to 43% for the same period in 1996. The increase is the result of the expected lower profit margins in the Desert Assemblies division. The profit margin on CRL's main product lines for the third quarter ended September 30, 1997 was 61% which was consistent with the same period of 1996.

            Selling, general and administrative expenses were $253,000 in the third quarter of 1997 compared to selling, general and administrative expenses of $238,000 for the third quarter of 1996.

            Research and development expense in the third quarter of 1997 totaled $53,000, compared to the 1996 third quarter total of $58,000. The decrease was the result of shifting personnel from engineering to production in order to fill a vacancy in production.

             Interest and other income of $1,100 for the third quarter of 1997 compared to $4,200 for the third quarter of 1996. The lower interest income was the result of the Company having less funds invested in securities.

            Interest expense consists of the interest cost on the long-term mortgage collateralized by the Company's headquarters facility.

            Net loss for the third quarter of 1997 was $17,000 compared to net income of $65,000 for the third quarter of 1996.

            Year-to-date net sales were approximately $295,000 lower in 1997 as compared to the same period in 1996. The decrease was due to slower sales across CRL's product lines, in both domestic and international markets. The Company also had a large single international order in 1996 that contributed to the difference. Cost of goods sold was 48% of net sales for the nine months ended September 30, 1997 compared to 42% for the same period in 1996. The increase was the result of a temporary increase in production costs on CRL's main product line. The cost of goods sold for CRL's main product line year-to-date 1997 was 38% compared to 1996 year-to-date cost of goods sold of 35%. The decrease in gross profit was offset by a $90,000 decrease in operating expenses for the nine months ended September 30, 1997 compared to the same period in 1996. The result of the decrease in sales, increase in percentage of cost of goods sold, and the decrease in operating expenses was a $67,000 loss from operations for the first nine months of 1997, compared to a $117,000 profit for the same period of 1996.

            This 10QSB includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                          Part II. OTHER INFORMATION

      Item 5. Other Information

      Circuit Research Labs, Inc. is currently listed on the NASDAQ Small Cap market under the symbol CRLI. NASDAQ is raising its requirements for continued listing. It will require among other criteria,a public float of 500,000 shares, and the Company's public float is approximately 295,000 shares. "Public float" is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10% of the total shares outstanding.

      NASDAQ will require a minimum market value of the public float to be $1,000,000. The bid price on November 11, 1997 for the Company's common stock was $1 5/16. The highest bid price in 1997 was $1 5/8. The present market value of the Company's public float is approximately $388,000.

      In addition, the Company may not meet other new monetary tests.

      Based on present information, the Company will not be able to meet these new NASDAQ requirements which go into effect February 23, 1998.

      The Company's shares will be offered the services of another quotation service - the OTC Bulletin Board.
      It is anticipated that the shares will be listed on the OTC
      Bulletin Board after February 23, 1998.

      Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits included herein - None.

            (b) Reports on Form 8-K - None

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                              Registrant

                                              CIRCUIT RESEARCH LABS, INC.

                                              DATE:  November 12, 1997
                                              BY /s/Gary D. Clarkson
                                              Gary D. Clarkson

                                              Treasurer (Authorized
                                              Officer for signature)