Form 10KSB
period 1997-12-31
CIRCUIT RESEARCH LABS INC
filed 1998-03-31
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

                Annual Report Under Section 13 or 15(d) of
                    The Securities Exchange Act of 1934


     December 31, 1997                            0-11353
     For the year ended)                   (Commission File No.)
                       CIRCUIT  RESEARCH  LABS,  INC.
          Arizona                            86-0344671
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

The registrant's revenues for fiscal 1997 were $ 1,964,705.


The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on February 27, 1998, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $683,839.

At February 27, 1998, 597,682 shares of the registrant's common stock were issued and outstanding.


The registrant's December 31, 1997 Annual Report to Stockholders is incorporated by reference in Parts I, II and III.

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

                                  PART  I

ITEM 1 - DESCRIPTION OF BUSINESS

General

This information is incorporated by reference to "Corporate Profile" and

"Selected Financial Information" on page 1 of Circuit Research Labs, Inc's. ("CRL" or the "Company") 1997 Annual Report to Stockholders (the "1997 Report"); "Corporate Overview" on page 3 of the 1997 Report; and Notes 1, 2 and 7 to the Company's Consolidated Financial Statements on pages 17-24 of the 1997 Report. In addition, reference is made to "Patents and Trademarks" on page 7, "Competition" on page 7, and "Dependence on Major Customers" on page 8 of this Form 10-KSB.


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

Digital Series

The newest addition to CRL's radio processors is the Digital Series. CRL digital products are on the leading edge of technology with 100% digital architecture. The principal products are:

     DP-100 Digital Processor The CRL DP-100 digital processor is the newest addition to our FM processing line. It is currently the only digital audio processor to use 32 bit floating-point technology. Its advance design allows the unit to serve a long life in it customer's hands. The modular construction makes it possible for CRL to offer specific PCB upgrades without changing the main chassis. This design approach allows CRL to sell additional upgrade products to current users of the DP-100. The DP-100 FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The DP-100 uses the latest digital technology to its fullest potential to produce the most advanced digital processor on the market. The DP-100 includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement.


     SC-100 RDS/RBDS (Radio Data Systems/Radio Broadcast Data Systems) allows a FM radio station to transmit additional streams of digital information giving the station new promotional methods, new public service opportunities and exciting new revenue possibilities. CRL's SC-100 is a RDS/RBDS generator using the latest in DSP (Digital Signal Processing) digital technology. The visual text message that the SC-100 sends to the new "smart radios" can be used for call letter and slogan recognition, traffic and weather reports, emergency alert messages and display advertising. The SC-100 can also be used for paging, billboard sign control, global positioning, plus other exciting applications. In addition, CRL has become a value added reseller of equipment to build RDS/RBDS paging systems. CRL configures the system to the customer's requirements and, for an additional fee, oversees the installation of the system.

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




New Products

The Company continued to add new features and improvements to the DP100 Digital Processor and the SC-100 RDS/RBDS generator for paging. In addition, CRL is continuing to research and develop new products for release in the coming years.


Research and Development

This information is incorporated by reference to "Corporate Strategy" on page 3 of the 1997 Report and to that part of "Management's Discussion and Analysis" on page 9 of the 1997 Report.

Patents and Trademarks


The Company holds eight United States patents including three acquired by purchase in July 1985 and a British patent. These patents cover circuitry components that appear basic to the design of the Company's current audio processing equipment, AM Stereo and its dynafexR chip. During 1993, the Company entered into a licensing agreement with Tektronix. This information is incorporated by reference on page 7 of the 1997 Report.

"CRL Systems", "CRL Audio" and "dynafexR" are registered trade names utilized by the Company.

Backlog and Backlog Comparisons

The backlog at December 31, 1997 was approximately $138,570 compared to $228,350 at December 31, 1996. The current backlog is expected to be filled within the current fiscal year. Additional information is incorporated by reference to "Selected Financial Information" on page 1 of the 1997 Report.

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

Marketing and Distribution


This information is incorporated by reference to "Management's Discussion and Analysis" relative to results of operations on page 9 of the 1997 Report and to Note 10 to the Company's Consolidated Financial Statements on page 23 of the 1997 Report. In addition, reference is made to "Foreign Operations and Export Sales" on page 9 of this Form 10-KSB.

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

Sales Terms

Company products are currently sold and shipped domestically with payment due 30 days from the invoice date. Products returned in 1997 were approximately 3.0% of sales. International shipments are made against letters of credit or are prepaid by wire transfers.

Dependence on Major Customers

The current industry market is primarily comprised of individual and small group ownerships of the broadcast properties. The Company, however, markets
its products through wholesale distributors and agents.   Additional
information is incorporated by reference to Note 10 of the Company's Consolidated Financial Statements on page 23 of the 1997 Report.

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

Employees

The Company employs 24 persons, all of whom are full-time, including clerical, sales, technical and manufacturing personnel, all in Tempe, Arizona. The Company has not had, and does not expect to have difficulty in recruiting and training its labor force.

Governmental Approval of Principal Products

No governmental approval is required for the production and sale of any of the Company's products. Certain international shipments require export licenses.

Foreign Operations and Export Sales

The Company has no foreign operations. For the year ended December 31, 1997, the Company's export sales totaled approximately $1,140,000 which was 58% of total sales. All foreign sales were made through CRL International, Inc., the Company's wholly-owned Foreign Sales Corporation, which was incorporated in Guam in January 1991. The Company's 1997 export sales by region are as follows:
     Region              Export Sales               Percentage

     Europe               $  186,100                    16%
     Pacific Rim             507,500                    44
     Latin and South America  77,200                     7

     Canada and Mexico       214,000                    19
     Other                   155,200                    14
     Total                $1,140,000                   100%

ITEM 2 - DESCRIPTION OF PROPERTY

In June 1983, the Company contracted for the purchase of land and construction of a building at 2522 West Geneva Drive, Tempe, Arizona. In February 1984, the Company moved its operations into this 5,300 square foot building on a 37,500 square foot parcel of land that currently houses the Company's executive, administrative, sales and research facilities. This property is subject to a mortgage collateralizing the property and is referred to in Note 6 to the Company's Consolidated Financial Statements on page 21 of the 1997 Report.

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

                                  PART  II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


This information is incorporated by reference to "Stock Market Information" on page 25 of the 1997 Report.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This information is incorporated by reference to "Management's Discussion and Analysis" on pages 8 through 12 of the 1997 Report.


ITEM 7 - FINANCIAL STATEMENTS


This information is incorporated by reference to the Consolidated Financial Statements on pages 13 through 24 of the 1997 Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                  PART  III

 ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Name                Age                 Position


Gary D. Clarkson(1)      45                  Chief Executive Officer,
                                             President and a
                                             Director
Erle M. Constable        79                  Assistant Treasurer
                                             and Director
Carl E. Matthusen        54                  Director
Gary  M. Hamker          61                  Director
Royce T. Jones           48                  Director

Dennis L. Drew           52                  Secretary/Treasurer
                                             and Vice President of
                                             Operations

                                 DIRECTORS

Gary D. Clarkson In January 1998, following the death of Mr. Ronald R. Jones, Mr. Clarkson was elected to the positions of Chief Executive Officer, President and Chairman. Mr. Clarkson had been Secretary and a director of the Company since its incorporation and was elected Treasurer in July 1992. Mr. Clarkson founded Circuit Research Labs with Mr. Jones in 1974, and has devoted substantially all of his business efforts to the Company's business since that time. He has been a design engineer for Circuit Research Labs from 1974 to present. He holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona. Mr. Clarkson served as assistant and chief engineer at many radio stations from 1971 until 1978. Mr. Clarkson is Treasurer and a director of CRL International, Inc., the Company's wholly owned foreign sales corporation.

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

Carl E. Matthusen has served as a director of the Company since February 1988. Mr. Matthusen began his career in the broadcast industry in 1963 serving in various capacities at seven radio broadcast stations in Arizona, Wisconsin, Minnesota and Virginia. Since 1978, he has been General Manager of KJZZ/Sun Sounds operated by the Mesa Community College in Mesa, Arizona. In addition, he is a guest lecturer at Mesa Community College, Phoenix College and Arizona State University as well as a consultant to Arizona Western Community College and the Arizona Commission on Post-secondary Education. Mr. Matthusen also served as Chairman of the Board of Directors of the National Public Radio Network from 1992 to 1996, where he has been a director from 1990 to 1997.

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

Royce T. Jones was appointed to the Board of Directors on January 3, 1998 following the death of her husband, Ronald R. Jones. She is employed at the Wild Toucan restaurant in Sedona, Arizona. Previously she had been a flight attendant with Hughes Airwest and Northwest Airlines.

                          OTHER EXECUTIVE OFFICERS


Dennis L. Drew was appointed Secretary/Treasurer in January 1998. Mr. Drew joined the Company in 1993 as controller. In 1994, he was appointed to the positions of Vice President of Operations, and Assistant Secretary/Treasurer. Before joining the Company, Mr. Drew spent three years as a Project Manager for Computer Cable Specialists. Prior to Computer Cable Specialists, Mr. Drew held several senior financial management positions with companies in the computer leasing industry. These positions covered a wide range of responsibilities including implementing computerized internal controls to negotiating contracts and loan agreements. Mr. Drew has an MBA from Arizona State University.

(1) Ronald R. Jones had been Chief Executive Office, President, and a Director of Circuit Research Labs, Inc. since incorporation in 1978. Mr. Jones died on January 1, 1998.

ITEM 10 - EXECUTIVE COMPENSATION

The Company did not pay any individual cash compensation in excess of $100,000 for services provided during the fiscal year. The following table sets forth compensation paid or accrued to the chief executive officer during each of the three years ended December 31, 1997.


                         Summary Compensation Table
Name and                                               Other
Principal Position    Year    Salary    Bonus          Compensation

Ronald R. Jones(1)
President and
Chairman of the Board 1997    $ 72,696  -0-            $     0
                      1996      72,696  -0-               2,022(2)
                      1995      72,696  -0-               2,152(2)

(1)  Mr. Jones died on January 1, 1998.
(2)  Fee paid by Company for the personal guarantee of the SBA loan.

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

Compensation of Directors


During the year ended December 31, 1997, directors received no compensation for attending meetings.

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

The annual contribution, if any, is allocated to participants based upon each participant's annual compensation. The Company has not made an annual contribution and currently has no plans to do so. The Company did not make a contribution to the account of the individual listed in the preceding cash compensation table for the year ended December 31, 1997.

Stock Purchase Plan

The Company has an employee stock purchase plan which is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $50 per week and shares are purchased at the market price, by a nonaffiliated dealer on the open market. During 1997, two employees participated in this plan.


Stock Options

The following is a brief summary of the Company's 1994 Stock Option Plan. The closing bid price of the Company's common stock on the NASDAQ National Market System on February 27, 1998 was $2.375 per share.

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


As of February 27,1998, options to purchase a total of 15,312 shares were outstanding to 6 employees and directors.

The following table sets forth information as to all options to purchase Common Stock under the Plan which were granted to certain officers and directors and to all officers and directors as a group and which were outstanding as of February 28, 1998.

                                                        	   Average
Mame                Capacities          Shares               Price

Erle M. Constable   Director and
                    Assistant Treasurer 1,562(1)             $1.25
Carl E. Matthusen   Director            1,250(2)             $1.25
Dennis L. Drew      Secretary/Treasurer,
                    Vice President
                    Operations          5,000(3)             $2.00

All officers and directors
as a group (3 individuals)              7,812(4)              $1.73

(1) 1,562 shares granted May 6, 1994. All shares became exercisable on May 6, 1995 and expire May 6, 1999.
(2) 1,250 shares granted May 6, 1994. All shares became exercisable on May 6, 1995 and expire May 6, 1999.
(3) 5,000 shares granted June 12, 1997. All shares became exercisable on June 12, 1997 and expire May 6, 1999.
(4) An additional 7,500 shares may be acquired by employees exercising options which expire May 6, 1999.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain Beneficial Owners

As of February 27, 1998, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock:

                                        Amount and
               Name and Address of      Nature of        Percent of
Title of Class Beneficial Owner         Beneficial Owner   Class(1)


$.10 par value
common         Estate of Ronald
               R. Jones(2)               187,500           31.4%
                  of
               Charles R. Berry
               Titus, Brueckner & Berry, P.C.
               Scottsdale Center, Suite B-252
               7373 N. Scottsdale Road
               Scottsdale, Arizona 85253-3527

$.10 par value
common         Gary D. Clarkson           121,312          20.3%
                  of
               Circuit Research Labs, Inc.
               2522 West Geneva Drive
               Tempe, Arizona 85282

(1)  On the basis of 597,682 shares outstanding on February 28, 1998.
(2) It is anticipated that, pursuant to an agreement between the Company and Ronald R. Jones, the Company will repurchase all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for the price of approximately $181,640. The repurchase will take place on or before May 5, 1998. The Company had a key man life insurance policy on the life of Ronald R. Jones which is more than sufficient to cover the purchase of the stock.

B. Security  Ownership of Management

The stock ownership by directors and officers of the Company as of February 27, 1998 is set forth below. Each person named exercises sole voting power over all shares beneficially owned.

                                        Amount and
                    Name and            Nature of      Percent
                    Address of          Beneficial     of Class

Title of Class      Beneficial Owner    Owner           (4)

$.10 par value
common              Estate of Ronald
                    R. Jones            187,500(1)     31.2%
                      of
                    % Charles R. Berry
                    Titus, Brueckner & Berry, P.C.
                    Scottsdale Center, Suite B-252
                    7373 N. Scottsdale Road
                    Scottsdale, Arizona 85253-3527

$.10 par value
common              Gary D. Clarkson    121,312        20.2%
$.10 par value

common              Erle M. Constable     2,500(2)       .4%
$.10 par value
common              Carl E. Matthusen     1,250(3)       .2%
$.10 par value
common              Dennis L. Drew        5,000(4)       .8%
                           All of
                    Circuit Research Labs, Inc.
                    2522 West Geneva Drive
                    Tempe, Arizona 85282
Officer and directors
 as a group (5 persons)                  317,562(5)      53%(6)

(1) It is anticipated that, pursuant to an agreement between the Company and Ronald R. Jones, the Company will repurchase all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for the price of approximately $181,640. The repurchase will take place on or before May 5, 1998. The Company had a key man life insurance policy on the life of Ronald
R. Jones which is more than sufficient to cover the purchase of the stock. Royce T. Jones, a Director and widow of Ronald R. Jones, is the beneficiary of the estate of Ronald R. Jones.
(2) 938 shares owned; 1,562 shares under exercisable options. Held as community property with Eugenia Constable.
(3)  No shares owned; 1,250 shares under exercisable options.
(4)  No shares owned; 5,000 shares under exercisable options.
(5) Includes 7,812 shares which may be acquired by exercising stock options.
(6) Percentage is calculated on the basis that all director and officer shares under stock options presently exercisable are deemed outstanding, a total of 605,494 shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to Notes 6 and 7 of the Consolidated Financial Statements on pages 21-22 of the 1997 Report.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 1997 and are incorporated by reference in Item 7:

            Consolidated balance sheets - December 31, 1997 and
            1996.
            Consolidated statements of operations - Years ended December 31, 1997 and 1996.
            Consolidated statements of stockholders' equity - Years ended December 31, 1997 and 1996. Consolidated statements of cash flows - Years ended December 31, 1997 and 1996.
            Notes to consolidated financial statements - Years ended December 31, 1997 and 1996.

           Exhibit Index
 (a) Exhibit No.

     11   Schedule of computation of per share earnings - see page
          20.

     23   Consent of Deloitte & Touche LLP - see page 19.

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

      3 Articles of Incorporation as Amended and Bylaws previously filed and incorporated herein by reference

     10 Stock Option Plan previously filed and incorporated herein by reference 1994 Stock Option Plan previously filed and incorporated herein by reference


     13 1997 Annual Report to Security Holders incorporated by reference Previous Annual Reports to Security Holders and Forms 10-Q were previously filed in a timely manner and are incorporated herein by reference.

     21 Subsidiaries of the Registrant - CRL International, Inc. the Company's wholly-owned Foreign Sales Corporation was incorporated in Guam in January 1991.



 (b) Reports on Form 8-K


     No reports on Form 8-K were filed during the last quarter of 1997.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-82176 of Circuit Research Labs, Inc. on Form S-8 of our report dated March 20, 1998 incorporated by reference in this Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 1997.





DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 30, 1998

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   CIRCUIT RESEARCH LABS, INC.

                                   Registrant
Date:          March 29, 1998      By   /s/ Gary D. Clarkson
                                   Gary D. Clarkson, Chief
                                   Executive Officer and Chairman
                                   of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:          March 29, 1998           By   /s/ Gary D. Clarkson
                                             Gary D. Clarkson,
                                             Chief Executive
                                             Officer and Director
                                             (Principal Executive

                                             Officer)

Date:          March 29, 1998           By   /s/ Erle M. Constable
                                             Erle M. Constable,
                                             Director

Date:          March 29, 1998           By   /s/ Carl E. Matthusen

                                             Carl E. Matthusen,
                                             Director

Date:          March 29, 1998           By   /s/ Gary M. Hamker
                                             Gary M. Hamker,
                                             Director


Date:          March 29, 1998           By   /s/ Royce Jones
                                             Royce T. Jones,
                                             Director

Date:          March 29, 1998           By   /s/ Dennis L. Drew
                                             Dennis L. Drew,
                                             Secretary/Treasurer
                                             Vice President

                                             Operations Controller,


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

SELECTED FINANCIAL INFORMATION
                                 YEARS ENDED DECEMBER 31

                    1997      1996          1995      1994        1993
    Operating Highlights

 Net sales     $1,953,521  $2,524,870  $1,884,402 $2,074,716  $2,089,390
 Other income      11,184      16,860      26,524     29,596      29,119
 Total revenues 1,964,705   2,541,730   1,910,926  2,104,312   2,118,509

 Net(loss)income(262,296)     123,160   (306,720)    (92,427)   (126,062)
 Net(loss)income
 per common share
 basic and diluted  (.44)         .21       (.51)       (.15)      (.21)
 Weighted average
 number ofcommon shares
 outstanding      597,682     597,682     597,682     597,682    597,682


 Balance Sheet Highlights
 Current assets$1,263,249  $1,431,175  $1,389,754  $1,466,831 $1,533,432
 Current
 liabilities      195,746     239,811     321,974     133,355    154,272
 Total assets   1,846,598   2,169,590   2,149,670   2,236,761  2,357,265
 Long-term
 obligations      105,656     122,287     138,458     112,354    119,514

 Total liabilities301,402     362,098     460,432     245,709    273,786
 Stockholders'
 equity         1,545,196   1,807,492   1,689,238   1,991,052  2,083,479
 No cash dividends have been declared.

 Key Statistics
 Current ratio       6.45        5.97        4.32       11.00       9.94

 Book value per
 share              $2.59       $3.02       $2.83       $3.33      $3.49
 Working
 capital       $1,067,503  $1,191,364  $1,067,780  $1,333,476 $1,379,160
 Order backlog   $138,570    $228,350    $566,720    $103,000   $227,000
 Employees             24          35          25          20         26

To CRL Shareholders:

     1997 was a disappointing year-not only did we have a reduced sales volume of approximately $1.9 million ( a 23% decline from 1996) and a net loss of $262,300, but at the very end of the year we lost our co-founder, President and Chairman of the Board, Ronald R. Jones.


     Ron and I go way back to 1970 when we were students, learning about the mysteries of radio and television broadcasting. After completing our technical courses, and in some instances before we completed them, we served as engineers and technical consultants to local Phoenix, Arizona broadcasters. In 1978, Circuit Research Labs, Inc. was formed, becoming a public company in 1983 when you brought in much needed capital and support, which was greatly appreciated.


Your Company is dedicated to serving the audio processing requirements in the broadcast industry with high quality products, the best in customer service and integrity in it dealings. The loyal CRL workforce and I will do all we possibly can to maintain and improve our reputation and to return the operation to a profitable level.


During the last few years the majority of our sales have been in the international marketplace, a major portion of which included the Pacific Rim, which has recently been hard hit economically. Since marketing our limited product line worldwide is quite expensive, as we found out in 1997, we hope to develop a relationship with producers of other broadcast products for joint marketing efforts, reducing costs for all participants. With improved products and marketing, we believe that the US and Canada markets will provide increased sales volume in the near future.

Although we suffered a significant operating loss in 1997, the proceeds of key man life insurance have provided us with sufficient funds to purchase the shares in the Company from the estate of Ronald R. Jones, pay off the mortgage on the building leaving us debt free, and supply working capital to support our 1998 efforts.


Thank you all for your support


                                                  Very truly yours,


                                                  Gary Clarkson

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

Since the first product, which was designed to improve the "coverage and quality" of low powered AM radio stations, CRL has been committed to improving broadcast quality. CRL's product lines have grown to include digital and analog audio processing and encoding devices for monaural or stereo AM or FM radio, international short-wave and mono or stereo television, RDS/RBDS generators and receivers and digital audio analyzers. These products are labeled "CRL Systems".


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


The Broadcast Industry and CRL

CRL was a major participant in the National Radio Systems Committee (NRSC) which developed standards for AM stations adopted by the FCC. During 1987, CRL developed and produced equipment enabling AM stations to meet certain NRSC standards and continues to be a market leader in AM processing.

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

In 1985, CRL purchased all rights to the patented dynafexR chip. The dynafexR noise reduction system effectively reduces tape hiss and other background noises from virtually any audio source. Two products are being produced under the dynafexR label and most CRL processors utilize the dynafexR chip.

In the last quarter of 1995, CRL acquired Desert Assemblies, a contract electronic assemblies company. The acquisition of Desert Assemblies expanded and enhanced CRL's production capabilities. CRL now possesses the ability to design, build and test products for other companies (turnkey production).

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



Digital Series

The newest addition to CRL's radio processors is the Digital Series. CRL digital products are on the leading edge of technology with 100% digital architecture. The principal products are:

     DP-100 Digital Processor The CRL DP-100 digital processor is CRL's FM digital processing line. It is currently the only major digital audio processor to use 32 bit floating-point technology.

     Its advance design allows the unit to serve a long life in its customer's hands. The modular construction makes it possible for CRL to offer specific PCB upgrades without changing the main chassis. This design approach allows CRL to sell additional upgrade products to current users of the DP-100. The DP-100 FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The DP-100 uses the latest digital technology to its fullest potential to produce the most advanced digital processor on the market. The DP-100 includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement.

     SC-100 RDS/RBDS (Radio Data Systems/Radio Broadcast Data Systems) allows a FM radio station to transmit additional streams of digital information giving the station new promotional methods, new public service opportunities and exciting new revenue possibilities. CRL's SC-100 is a RDS/RBDS generator using the latest in DSP (Digital Signal Processing) digital technology. The visual text message that the SC-100 sends to the new "smart radios" can be used for call letter and slogan recognition, traffic and weather reports, emergency alert messages and display advertising. The SC-100 can also be used for paging, billboard sign control, global positioning, plus other exciting applications. In addition, CRL has become a value added reseller of equipment to build RDS/RBDS paging systems. CRL configures the system to the customer's requirements and, for an additional fee, oversees the installation of the system.

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

     Amigo The Amigo is a combination of a dual band AGC, a variable pre-emphasis multi-band limiter and digitally synthesized stereo generator. The single unit contains a complete FM audio processing system. The Company believes the Amigo is flexible and powerful, yet designed for easy set up and use. The Amigo FM is one of CRL's most popular selling systems.

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

New Products


The Company continued to add new features and improvements to the DP100 Digital Processor and the SC-100 RDS/RBDS generator for paging. In addition, CRL is continuing to research and develop new products for release in the coming years.

CIRCUIT RESEARCH LABS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 1997 AND 1996

RESULTS OF OPERATIONS


The following tables set forth financial information for each of the four quarters of the year ended December 31, 1997 and for the years ended December 31, 1997 and 1996.

                         1997 Quarters Ended

                            Mar 31    Jun 30      Sep 30   Dec 31


Net sales                  $510,851  $506,287  $557,549   $378,834
Other income                  1,587     2,189     1,147      6,261

Total revenues             $512,438  $508,476  $558,696   $385,095

Gross profit on net sales  $304,014  $228,936  $290,509   $139,436
Gross profit percent            60%       45%       52%        37%


Net income (loss)           $   812 $(51,218) $(16,783) $(195,107)
Net  income (loss) percent
of net sales                     0%     (10%)      (3%)      (51%)

Income (loss) per share        $.00    $(.09)    $(.03)     $(.32)


                                          Years Ended December 31
                                               1997       1996

Net sales                                    $1,953,521 $2,524,870
Other income                                     11,184     16,860
Total revenues                               $1,964,705 $2,541,730


Gross profit on net sales                    $  962,895 $1,397,664
Gross profit percent                                49%        55%

Net (loss) income                            $(262,296)   $123,160
Net (loss) income  percent                        (13%)         5%
(Loss) income  per share                         $(.44)      $. 21

The primary factors affecting the results of the Company's 1997 operations compared to 1996 are a decrease in sales and a decrease in the gross profit margin without any corresponding decrease in selling, general and administrative expenses.

Net sales in 1997 decreased 23% to $1,954,000 compared to $2,525,000 for 1996. The decrease is the result of slow demand for CRL's audio processing equipment, in both the domestic and international markets.

Cost of goods sold in 1997 was 51% of net sales compared to 45% in 1996. The increase is the result of the expected lower profit margins in the sales of package paging systems and CRL's circuit board assembly division. The current profit margins are expected to continue in the future. The Company also increased its reserve for obsolete inventory which also contributed to the increase in cost of goods sold. The cost of goods sold on CRL's main product lines for the year ended December 31, 1997 was 41% which was comparable to 38% for the same period of 1996.

Selling, general and administrative expense in 1997 of $996,000 was comparable to the selling, general and administrative expense in 1996 of $996,000.

Research and development expense for the year ended December 31, 1997 was $219,000, a decrease of $53,000 compared to $272,000 for the same period of 1996. The decrease was the result of lower developmental cost on new product lines and lower labor cost resulting from not having contract engineers on staff.

Interest and other income of $11,000 for the year ended December 31, 1997 was $6,000 lower than 1996 interest of $17,000. The decrease was due to lower income from investments as a result of the decrease in funds invested.

FINANCIAL CONDITION

At December 31, 1997, the Company had net working capital of $1,068,000 and a current ratio of 6.45 to 1. In 1997, net cash used in operating activities increased to $42,000 from $18,000 in 1996, primarily as the result of the Company's net loss versus net income offset in part by increased non- cash charges for depreciation, amortization and inventory reserves and changes in other working capital accounts.

     On February 6, 1998, the Company received $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald R. Jones. Pursuant to an agreement between the Company and Ronald R. Jones, the Company will repurchase all of Ronald R. Jones' 187,500 shares from the estate of Ronald
R. Jones for the price of approximately $181,640. The repurchase will take place on or before May 5, 1998. The Company also anticipates paying off the balance of the mortgage note collateralized by the Company's operating facility. The balance of the funds will be available for operations.

The Company's credit line expired on July 1, 1996, and since it had not been used, the Company did not pursue its renewal. The Company believes future liquidity needs will be met by a combination of cash generated from future operations, the reduction of investments and existing cash balances.

CRL believes that its financial resources are adequate to fund its operations in 1998.

Receivables at December 31, 1997 of $112,000 were $78,000 lower than the December 31, 1996 balance of $190,000. The decrease was due to the decrease in sales in the fourth quarter of 1997 compared to the fourth quarter of 1996 of $307,716. The Company's credit policy remains the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

Inventories of $883,000 at December 31, 1997 decreased $73,000 compared to $956,000 at December 31, 1996. The decrease was due to lower levels of raw materials and an increase in the allowance for inventory obsolescence, offset by an increase in finished goods.

There were no major capital expenditures in 1997, and none are anticipated for 1998.

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 compliance issue. The Company expects to be Year 2000 compliant by year end 1998 by continuing to upgrade its current accounting and financial software. The Company's accounting software for its financial systems is under a maintenance contract which covers Year 2000 compliance, so no additional costs are expected to be incurred.

The documents includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1996. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

CIRCUIT RESEARCH LABS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 1996 AND 1995

RESULTS OF OPERATIONS


The following tables set forth financial information for each of the four quarters of the year ended December 31, 1996 and for the years ended December 31, 1996 and 1995.

                                1996 Quarters Ended




                             Mar 31    Jun 30    Sep 30     Dec 31

Net sales                  $607,264  $599,761  $631,295   $686,550
Other income                  5,005     3,461     4,215      4,179

Total revenues             $612,269  $603,222  $635,510   $690,729


Gross profit on net sales  $390,921  $354,460  $360,987   $291,296
Gross profit percent            64%       59%       57%        42%

Net income                  $21,232  $ 30,970   $64,984     $5,974
Net  income percent              3%        5%       10%       .01%


Income per share               $.04      $.05      $.10       $.01

                                           Years Ended December 31
                                               1996       1995

Net sales                                    $2,524,870 $1,884,402
Other income                                      16,860     26,524

Total revenues                               $2,541,730 $1,910,926

Gross profit on net sales                    $1,397,664 $1,188,266
Gross profit percent                                55%        63%

Net income (loss)                              $123,160 $(306,720)
Net income (loss) percent of net sales
5%                    (16)%

Income (loss) per share                            $.21    $ (.51)

The primary factors affecting the results of the Company's 1996 operations compared to 1995 were an increase in sales, as well as reductions in selling, general and administrative expenses and research and development costs.

Net sales in 1996 increased 34% to $2,525,000 compared to $1,884,000 for 1995. The increase was the result of increased sales of CRL's audio processing equipment, the sales of package paging systems that compliment the sales of CRL's SC100, and revenues from CRL's circuit board assembly division.

Cost of goods sold in 1996 was 45% of net sales compared to 37% in 1995. The increase was the result of the expected lower profit margins in the sales of package paging systems and CRL's circuit board assembly division. The cost of goods sold on CRL's main product lines for the year ended December 31, 1996 was 38% which was consistent with 37% for the same period of 1995.

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

FINANCIAL CONDITION

At December 31, 1996, the Company had net working capital of $1,191,000 and a current ratio of 5.97 to 1. In 1996, net cash used in operating activities decreased to $18,000 from $81,000 in 1995, primarily as the result of the Company's net income versus net loss offset in part by net reductions in accounts payable and accrued expenses.

Receivables at December 31, 1996 of $190,000 increased from the December 31, 1995 balance of $162,000, based on fourth quarter sales of $687,000 in 1996 compared to $436,000 in 1995.

Inventories of $956,000 at December 31, 1996 increased $119,000 compared to $837,000 of inventories at December 31, 1995. The increase was the result of raw material purchases for the production of the Company's product, the

DP-100.

There were no major capital expenditures in 1996.

 INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Circuit Research Labs, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


As discussed in Note 12, the Company's Secretary/Treasurer was appointed President and Chief Executive Officer on January 2, 1998, following the death on the previous day of the Company's then President and Chief Executive Officer.


DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 20, 1998

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                          1997     1996


CURRENT ASSETS:
    Cash                                   $  119,851  $  48,048
    Securities available-for-sale (Note 3) 89,607 167,961 Accounts receivable, less allowance for
    doubtful accounts of $6,520               112,320    189,616
     Inventories (Note 4)                     883,125    955,922
     Prepaid expenses and other                58,346     69,628

         Total current assets               1,263,249  1,431,175

PROPERTY, PLANT AND EQUIPMENT - Net
Notes 5 and 6)                                531,555    578,564
OTHER ASSETS - Net                             51,794    159,851
TOTAL                                      $1,846,598 $2,169,590


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                        $  53,382   $ 64,650
    Accrued salaries and benefits              63,086     65,699
    Accrued professional fees                  29,302     21,976
    Customer deposits                          26,180     40,432

    Other accrued expenses and liabilities      7,315     31,826
    Current portion of long-term debt (Note 6) 16,481     15,228
Total current liabilities                     195,746    239,811

LONG-TERM DEBT - Net of current portion
(Note 6)                                      105,656    122,287
         Total liabilities                    301,402    362,098


STOCKHOLDERS' EQUITY (Note 7):
    Preferred stock, $100 par value -
    authorized, 500,000 shares, none issued
    Common stock, $.10 par value - authorized
    20,000,000 shares,597,682  shares issued
    and outstanding                            59,768     59,768
    Additional paid-in capital              1,247,240  1,247,240

    Retained earnings                         238,188    500,484
         Total stockholders' equity         1,545,196  1,807,492
TOTAL                                      $1,846,598 $2,169,590

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                1997      1996

NET SALES (Note 10)                        $1,953,521 $2,524,870

COST OF GOODS SOLD                            990,626  1,127,206

              Gross profit                    962,895  1,397,664

OPERATING EXPENSES (Note 11):
    Selling, general and administrative       995,550    995,882
    Research and development                  219,090    272,354

              Total operating expenses      1,214,640  1,268,236

 (LOSS) INCOME FROM OPERATIONS               (251,745)   129,428

OTHER INCOME (EXPENSE):
   Interest and other income                   11,184     16,860

   Interest expense                          (18,685)    (23,078)

              Total other expense             (7,501)     (6,218)

(LOSS) INCOME BEFORE INCOME TAX
PROVISION                                   (259,246)    123,210

INCOME TAX PROVISION  (Note 9):                3,050          50

NET (LOSS) INCOME                        $  (262,296) $  123,160

(LOSS) INCOME PER COMMON SHARE -
BASIC (Note 8)                                 $(.44)     $ .21

(LOSS) INCOME PER COMMON SHARE -

DILUTED (Note 8)                               $(.44)     $ .21


See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                             Unrealized
                                            Appreciation
                          Additional               On
                  Common   Paid-in   Retained  Securities
                   Stock   Capital  Earnings  Available-
                                               for-Sale   Total

BALANCE,

JANUARY 1, 1996   $59,768 $1,247,240 $ 377,324  $4,906  $1,689,238

Unrealized
depreciation on
securities available-
for-sale                                        (4,906)    (4,906)

Net income                             123,160             123,160

BALANCE,
DECEMBER 31, 1996  59,768  1,247,240   500,484           1,807,492

Net loss                              (262,296)           (262,296)

BALANCE,
DECEMBER 31, 1997 $59,768 $1,247,240 $  238,188    $0   $1,545,196

 See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
               1997      1996
OPERATING ACTIVITIES:
Net (loss)  income                        $(262,296)  $  123,160

 Adjustments to reconcile net
 (loss) income  to net cash used in
   operating activities:
   Depreciation and amortization             103,866       80,958
   Loss on disposal of assets                 10,382
   Increase in inventory reserves             44,000       25,000
   Changes in assets and liabilities:
         Accounts receivable                  77,296     (27,374)
         Inventories                          28,797    (144,294)
         Prepaid expenses and other           11,282      (2,385)
         Other assets                        (10,244)      4,832
         Accounts payable and accrued
         expenses                            (45,318)    (78,255)
           Net cash used in operating
           activities                        (42,235)    (18,358)

INVESTING ACTIVITIES:
    Capital expenditures                     (36,101)    (65,370)
    Proceeds on sale of fixed assets                       3,000
    Purchase of securities                  (208,437)   (264,931)
    Proceeds from sale or maturity
    of securities                            289,764      389,731

    Payments received on stockholder notes                  1,081
           Net cash provided by investing
           activities                         48,226       60,511

FINANCING ACTIVITIES:
     Principal payments on long-term debt    (15,378)    (20,079)
     Redemption of life insurance cash
     surrender value                          81,190
           Net cash provided by (used in)
           financing activities               65,812     (20,079)

           NET INCREASE  IN CASH              71,803      22 074

CASH, BEGINNING OF YEAR                       48,048       25,974
CASH, END OF YEAR                          $ 119,851    $  48,048

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                $  18,685   $   23,078
     Cash paid for income taxes               $3,050         $ 50

    See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996


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

   Securities available-for-sale are securities being held for indefinite periods of time, including securities that management intends to use for liquidity needs or that may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value, with the net, after-tax unrealized gain or loss recorded as a separate component of stockholders' equity with no effect on current results of operations. Realized gains and losses are included in other income and are computed using specific identification.

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 2 to 5 years for furniture, fixtures, machinery and equipment, and 31.5 years for building and improvements.

   Other assets consist principally of cash surrender values on officers' life insurance and patents which are stated at cost less amortization computed on the straight-line method over the underlying asset's estimated useful life. Accumulated amortization of patents was $38,079 and $36,979 at December 31, 1997 and 1996, respectively.

   Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. During 1997, the Company wrote off the remaining $26,000 of non-compete agreement related to its 1995 acquisition of Desert Assemblies as the results of this division were not as profitable as originally anticipated. Such amount has been included in cost of goods sold.

   Revenue is recognized on sales of products at the time of shipment.

   Research and development costs are charged to expense as incurred.

   Income Taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109. Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the tax rates that will be in effect when these differences reverse.

   Financial Instruments - SFAS No. 107 "Disclosures About Fair Value of

   Financial Instruments" was adopted for the year ended December 31, 1996. SFAS No. 107 requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, securities available-for-sale, receivables, accounts payable and long-term debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

   Income (Loss) Per Share - In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this Statement and, as required, has restated income (loss) per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. (See Note 8). Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted income per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method.

    Preferred stock may be issued in amounts with such designations, preferences, voting rights, privileges and such other restrictions and qualifications as the Board of Directors may establish. No preferred stock has been issued.

   New accounting pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which are effective for financial statements for periods beginning after December

   15, 1997. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
   (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company has not completed evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Company's financial position or results of operations.

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

   Reclassifications - Certain reclassifications were made to the 1996 financial statements to conform with the 1997 presentation.

2. DESCRIPTION OF BUSINESS

    The Company develops, manufactures and markets audio processing and transmission encoding equipment for the broadcast and professional entertainment industries. In addition,the Company has become a value added reseller of equipment to build RDS/RBDS paging systems. CRL configures the system to the customer's requirements and for an additional fee, can oversee the installation of the system. The Company also acts as a subcontractor for circuit board assemblies, since December 4, 1995 when it purchased certain assets of Desert Assemblies, a former contractor and sub-assembler for the Company.

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

   A summary of the Company's  securities is as follows at December 31:
                                                1997      1996
   Amortized cost and estimated fair value:
       United States Treasury bonds            $ 89,607 $117,961
        Preferred stocks                                  50,000
                            Total              $ 89,607 $167,961

   At December 31, 1997, the United States Treasury bonds mature in 1998.

4. INVENTORIES

   Inventories consist of the following at December 31:
                                                1997      1996

   Raw materials and supplies                 $176,439  $335,072
   Work in process                             289,690   314,291
   Finished goods                              416,996   306,559
   Total                                      $883,125  $955,922

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following at

   December 31:
                                                1997     1996

   Land                                       $130,869  $130,869
   Building and improvements                   497,004   497,004
   Furniture and fixtures                      300,628   397,546
   Machinery and equipment                     599,864   616,081


   Total                                     1,528,365 1,641,500
   Less accumulated depreciation               996,810 1,062,936

   Property, plant and equipment - net       $ 531,555 $ 578,564

6. LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                  1997     1996
    12.7% mortgage note collateralized by

    the Company's operating facility requiring
    monthly principal and interest payments of
    $1,913 through April 2004                  $ 95,166 $104,385

    Noninterest-bearing note issued in
    connection with acquisition of Desert

    Assemblies,requiring annual payments of
    $11,000 through January 2000                 30,000   39,000

    Less unamortized discount based on imputed
    interest rate of 10%                         (3,029) (5,870)
    T otal                                      122,137 137,515
    Less current portion                        (16,481)(15,228)

    Long-term debt, net of current portion     $105,656 $122,287

    Principal payments on long-term debt are scheduled as follows: 1998, $16,481; 1999, $21,838; 2000, $24,521, 2001, $15,465, 2002 $17,105 and
    $26,727 thereafter.

    The Board of Directors of the Company has elected to provide compensation to two principal stockholders for their continuing guarantee of the long-term note payable for the Company's oper ating facility. Such compensation is calculated at 3% of the outstanding balance of the long-term note payable at each fiscal year-end .

7. STOCK OPTIONS


    In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options granted and not exercised under the Company's previous plan were canceled and new options were granted. In accordance with the plan, 15,312 options have been granted. Information with respect to the stock option transactions is as follows:

                                                         Weighted
                                                     Average Exercise
                                           Shares          Price
   Outstanding at January 1, 1996          14,062          $1.25
   Canceled                                (3,750)         $1.25
   Outstanding at December 31, 1996        10,312          $1.25
   Granted                                  5,000          $2.00

   Outstanding at December 31, 1997        15,312          $1.49

   Options are typically exercisable upon the grant date for up to 3 years at a price equal to 100% of the fair market value at the date of grant. All options are currently exercisable, and the expiration date is May 6, 1999. The aggregate exercise price of options outstanding at December 31, 1997 was $22,890.

   The estimated fair value of options granted during 1997 was $.51 per share. The Company applies Accounting Principles Board
   Opinion No. 25 and related interpretations in accounting    for
   its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No.123, the Company's net loss per share for the year ended December 31, 1997 would have been increased to the pro forma amounts indicated below:

   Net loss - as reported                     $(262,296)
   Net loss - pro forma                        (264,846)

   Loss per share - as reported                   (0.44)
   Loss per share - pro forma                     (0.44)

   The fair market value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield, expected volatility of 35%, risk-free interest rate of 7%, and expected lives of two years.

8. INCOME (LOSS) PER SHARE

   As discussed in Note 1, the following is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the year ended December 31, 1996 as required by SFAS No. 128. Loss per share amounts for the year ended December 31, 1997 are calculated using only the weighted average outstanding shares of 597,682. Options to purchase 10,312 and 5,000 shares of common stock at $1.25 and $2.00 per share, respectively, were outstanding during the year ended December 31, 1997 but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

                            For the Year Ended December 31, 1996
                              Income    Shares      Per Share
                            (Numerator)(Denominator)  Amount
   Basic
   Income available to
   common stockholders        $ 123,160     597,682   $  0.21
   Effect of dilutive stock
   options                                    2,222

   Diluted
   Income available to common
   stockholders and assumed
   conversions                $ 123,160     599,904   $  0.21

9. INCOME TAXES

   The principal reasons for the difference between the income tax provision and the amounts computed by applying the statutory income tax rates to (loss) income before income tax provision for the years ended December 31, are as follows:
                                                 1997     1996

   Federal tax at statutory rates              $(88,000)$ 31,000
   State tax at statutory rates                 (15,600)  11,000
   Preferred foreign income                      22,700
   Officers' life insurance                       5,900    4,300
   Use of net operating loss                             (47,450)
   Increase in valuation allowance               83,700
   Other                                        ( 5,650)  1,200
   Total                                        $ 3,050     $ 50

     At December 31, deferred taxes represent the tax effect of temporary differences related to:
                                                 1997    1996
   Current deferred taxes:
      Inventory capitalization                 $ 20,600  $ 22,300
      Prepaid expenses                          (22,900)  (24,900)
      Inventory obsolescence reserve             57,800    40,100
      Allowance for doubtful accounts             2,600     2,600
      Other                                                   500
      Deferred tax valuation allowance          (58,100)  (40,600)
   Total                                       $      0 $       0

   Non-current deferred taxes:

      Depreciation and amortization            $(33,200) $(28,000)
      Operating loss carryforward              144,600    70,500
      Federal general business credit
      carryforward                              85,000    85,000
      Other                                                2,700
      Deferred tax valuation allowance         (196,400) (130,200)
    Total                                         $   0 $      0

   At December 31, 1997, a valuation allowance totaling $ 254,500 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carryforwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $362,000 which expire through 2012 are available for federal income tax purposes.

10.SALES TO MAJOR CUSTOMERS AND EXPORT SALES

   Sales during each of the two years ended December 31, 1997 were conducted primarily through wholesale distributors and dealers. Two wholesale distributors accounted for 13% and 14% of net sales for the year ended December 31, 1997 and 7% and 9%, respectively, for the year ended December 31, 1996.

   International sales in 1997 and 1996 totaled approximately $1,140,000 and $1,549,400, respectively. Foreign sales are made through the Company's wholly-owned foreign sales corporation. The Company requires that all sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 1997 or 1996. The Company's export sales by region are as follows:

                                      Export Sales

   Region                       1997      %       1996       %

   Europe                   $  186,100   16%  $  378,800    24%
   Pacific Rim                 507,500   44      716,100    46
   Latin and South America      77,200    7      139,000     9
   Canada and Mexico           214,000   19      151,300    10
   Other                       155,200   14      164,200    11
   Total                    $1,140,000  100%  $1,549,400   100%


11.EMPLOYEE BENEFIT PLAN

   As of January 1, 1991, the Company adopted a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain
   eligibility requirements.  The Company will match    50% of employee
   contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $22,132 and $13,189 in 1997 and 1996, respectively.

12.   SUBSEQUENT EVENTS

   Ronald R. Jones, who was the President and a Director and Chief Executive Officer of the Company, died on January 1, 1998. At a special meeting of the Board of Directors of the Company on January 2, 1998, Gary D. Clarkson was appointed President and Chief Executive Officer. Mr. Clarkson had been the Secretary/Treasurer and a Director of the Company, and was co-founder of the Company with Ronald Jones in 1974.

   On February 6, 1998, the Company received $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald Jones. Pursuant to an agreement between the Company and Ronald Jones, the Company will repurchase all of Ronald Jones' 187,500 shares from the estate of Ronald Jones for the price of approximately $181,640. The repurchase will take place on or before May 5, 1998.

   Circuit Research Labs, Inc. is currently listed on the NASDAQ Small Cap market. NASDAQ is raising its requirements for continued listing. It will require among other criteria, a public float of 500,000 shares, and the Company's public float is approximately 295,000 shares. "Public float" is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10% of the total shares outstanding.

   NASDAQ will require a minimum market value of the public float to be $1,000,000. The bid price on March 20, 1998 for the Company's common stock was $2.00. The highest bid price in 1997 was $2.19. The present market value of the Company's public float is approximately $590,000. In addition, the Company may not meet other new monetary tests.

   Based on present information, the Company will not be able to meet these new NASDAQ requirements. The Company's shares will be offered the services of another quotation service - the OTC Bulletin Board. It is anticipated that the shares will be listed on the OTC Bulletin Board after April 1, 1998.

STOCK MARKET INFORMATION

CIRCUIT RESEARCH LABS, INC.

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

                              1997 - Quarters Ended
                      March 31 June 30  September 30 December 31
Bid Quotation Range


High                    $2.19    $1.94         $1.63      $1.44
Low                     $1.75    $1.50         $1.00      $ .94

                              1996 - Quarters Ended
                      March 31  June 30  September 30 December 31
Bid Quotation Range


High                    $1.63    $1.75         $1.63      $1.94
Low                     $1.25    $1.50         $1.50      $1.63

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Circuit Research Labs, Inc. is currently listed on the NASDAQ Small Cap market. NASDAQ is raising its requirements for continued listing. It will require among other criteria, a public float of 500,000 shares, and the Company's public float is approximately 295,000 shares. "Public float" is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10% of the total shares outstanding.

NASDAQ will require a minimum market value of the public float to be $1,000,000. The bid price on March 20, 1998 for the Company's common stock was $2.00. The highest bid price in 1997 was $2.19. The present market value of the Company's public float is approximately $590,000. In addition, the Company may not meet other new tests.

Based on present information, the Company will not be able to meet these new NASDAQ requirements. The Company's shares will be offered the services of another quotation service - the OTC Bulletin Board. It is anticipated that the shares will be listed on the OTC Bulletin Board after April 1, 1998.

DIVIDENDS

The Company has not paid any dividends on its common stock for the two most recent fiscal years and intends to retain its earnings for use in the development of its business. Therefore, the Company does not expect to pay cash dividends at any time in the foreseeable future. No contractual restrictions or limitations exist on the Company's present or future ability to pay dividends.

CIRCUIT RESEARCH LABS, INC.

                            CORPORATE DIRECTORY

OFFICERS AND DIRECTORS:


Gary D. Clarkson
Chairman of the Board of Directors,
President, Chief Executive Officer and
Chief Operating Officer

Erle M. Constable
Assistant Treasurer and Director

Carl E. Matthusen
Director
General Manager KJZZ/Sun Sounds

Gary M. Hamker
Director

Royce Jones
Director

Dennis L. Drew
Secretary/Treasurer and  Vice
President Operations


                           CORPORATE INFORMATION
                          Corporate Headquarters:

                        Circuit Research Labs, Inc.
                          2522 West Geneva Drive
                           Tempe, Arizona  85282

Transfer Agent and Registrar:           Independent Auditors:
    Harris Trust and Savings Bank         Deloitte & Touche LLP
    311 W. Monroe , 11th Floor          2901 North Central Avenue

    Chicago, Illinois 60690             Suite 1200
                                        Phoenix, Arizona 85012

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