Form 10QSB
period 1998-03-31
CIRCUIT RESEARCH LABS INC
filed 1998-05-15
CIK 725897

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1998
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

                                      Outstanding at
           Class                      March 31, 1998

      Common stock, $.10 par value     597,682





                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                                     INDEX



                                                                  Page
                                                                 number



Part I.  FINANCIAL INFORMATION:



   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         March 31, 1998 (Unaudited) and
         December 31, 1997                                         2

       Consolidated Condensed Statements of
         Operations - Three months ended
         March 31, 1998 and 1997 (Unaudited)                       4

       Consolidated Condensed Statements of Cash

         Flows -  Three months ended March 31, 1998
         and 1997 (Unaudited)                                      5

       Notes to Consolidated Condensed Financial
         Statements (Unaudited)                                    6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                             8




Part II. OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K                       9

   Signatures                                                     10

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 March 31,       Dec. 31,
                                                   1998            1997
                                              (Unaudited)
ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                   $108,388     $    119,851
   Securities available-for-sale                948,156           89,607
   Accounts receivable, less allowance for
      doubtful accounts of $6,520               181,202          112,320

   Inventories:
      Raw materials and supplies                168,302          176,439
      Work in process                           261,703          289,690
      Finished goods                            433,627          416,996

      Total inventories                         863,632          883,125


   Prepaid expenses and other                    63,290           58,346

      Total current assets                    2,164,668        1,263,249

PROPERTY, PLANT AND EQUIPMENT:
   Land                                         130,869          130,869
   Building and improvements                    497,004          497,004
   Furniture and fixtures                       302,568          300,628
   Machinery and equipment                      601,631          599,864

   Total                                      1,532,072        1,528,365

   Less accumulated depreciation              1,011,737          996,810

      Property, plant and equipment - net       520,335          531,555


OTHER ASSETS - NET                               10,288           51,794

TOTAL                                        $2,695,291       $1,846,598


                                                (continued)

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                March 31,         Dec 31,
                                                  1998             1997
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $58,104       $   53,382

   Accrued salaries and benefits                 31,830           63,086
   Accrued professional fees                     20,647           29,302
   Customer deposits                              1,732           26,180
   Other accrued expenses and liabilities        14,028            7,315
   Long-term debt - current portion              11,000           16,481

      Total current liabilities                 137,341          195,746


LONG-TERM DEBT - LESS CURRENT PORTION             9,961          105,656

      Total liabilities                         147,302          301,402

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized

      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 597,682 shares issued
      and outstanding                            59,768          59,768
   Additional paid-in capital                 1,247,240       1,247,240
   Retained earnings                          1,240,981         238,188
      Total stockholders' equity              2,547,989       1,545,196

TOTAL                                        $2,695,291      $1,846,598

See accompanying notes to consolidated condensed financial statements.

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                     1998        1997

NET SALES                                          $517,210    $510,852


COST OF GOODS SOLD                                  220,905     206,837

   Gross profit                                     296,305     304,015

OPERATING EXPENSES:
   Selling, general and administrative              221,877     247,736
   Research and development                          55,989      50,700

   Total operating expenses                         277,866     298,436

INCOME FROM OPERATIONS                               18,439       5,579

OTHER INCOME (EXPENSE):

   Proceeds from officer's life insurance
   in excess of cash surrender value              1,000,681
   Interest and other income                          2,829       1,587
   Interest expense                                 (19,156)     (3,303)

   Total other income (expense)                     984,354      (1,716)

INCOME  BEFORE INCOME TAXES                       1,002,793       3,863

INCOME TAX EXPENSE                                                3,050

NET  INCOME                                      $1,002,793    $    813


INCOME  PER COMMON SHARE - Basic and Diluted          $1.68        $.00


See accompanying notes to consolidated condensed financial statements.

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                  Three Months Ended
                                                   March 31,
                                                   1998         1997

OPERATING  ACTIVITIES:

NET  INCOME                                    $1,002,793   $    813
ADJUSTMENTS TO RECONCILE NET INCOME

TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                    15,347      1,348
  Proceeeds from officer's life insurance in
  excess of cash surrender value               (1,000,681)
  Changes in assets and liabilities:
     Accounts receivable                          (68,882)    37,084
        Inventories                                19,493   ( 66,081)
     Prepaid expenses and other assets              3,772         11
     Accounts payable, accrued expenses and
     customer deposits                            (52,924)   (52,911)

NET CASH USED IN OPERATING ACTIVITIES             (81,082)   (59,736)

INVESTING ACTIVITIES:

  Proceeds from officer's life insurance         1,033,051
  Purchase of securities                         (948,156)
  Proceeds from sale or maturity of securities     89,607    109,614
  Capital expenditures                            ( 3,707)    (4,886)

NET CASH PROVIDED BY INVESTING ACTIVITIES         170,795     104,728

FINANCING ACTIVITIES:
  Principal payments on  long-term debt          (101,176)    ( 8,197)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                       (11,463)     36,795

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          119,851      48,048

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $108,388    $ 84,843

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                          $19,156     $ 3,303

     Cash paid for income taxes                               $ 3,050

 See accompanying notes to consolidated condensed financial statements.

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 1998 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 1998 and 1997 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and 1997 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

2. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for income from continuing operations for the three month period ended March 31, 1997 as required by Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. For the three months ended March 31, 1998, the results of 14,062 total related to options to purchase common stock were not used for computing diluted earnings per share because the result would be antidelutive.

   Three months ended March 31, 1997
                              Income       Shares        Per Share
                              (Numerator) (Denominator)   Amount
   Basic
   Income available to common
   stockholders                $     813    597,682      $  0.00
   Effect of dilutive stock
   options                                    3,923

   Diluted
   Income available to common
   stockholders

   and assumed conversions    $     813     601,605     $  0.00

3. The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive income for the three months ended March 31, 1998 and 1997 was the same as net income for these periods.

4. Ronald R. Jones, who was the President and a Director and Chief Executive Officer of the Company, died on January 1, 1998. At a special meeting of the Board of Directors of the Company on January 2, 1998, Gary D. Clarkson was appointed President and Chief Executive Officer. Mr. Clarkson had been the Secretary/Treasurer and a Director of the Company, and was co-founder of the Company with Ronald Jones in 1974.

On February 6, 1998, the Company received $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald Jones.
Pursuant to an agreement between the Company and Ronald Jones, the Company repurchased all of Ronald Jones' 187,500 shares from the estate of Ronald Jones for the price of approximately $181,640 on May 5, 1998.

5. Until March 31, 1998, Circuit  Research Labs, Inc. was listed on the
NASDAQ Small Cap market. NASDAQ has raised its requirements for continued listing. It now requires among other criteria, a public float of 500,000 shares, and the Company's public float is approximately 295,000 shares. "Public float" is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10% of the total shares outstanding. NASDAQ also requires a minimum market value of the public float to be $1,000,000. The bid price on March 31, 1998 for the Company's common stock was $2.00. The highest bid price in 1997 was $2.19. The market value of the Company's public float at March 31, 1998 was approximately $590,000. In addition, the Company did not meet other new monetary tests. While the Company's common shares are no longer listed on the NASDAQ Small Cap market, as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

Item.  2

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Liquidity and Capital Resources



      The Company had net working capital of $2,027,000 and the ratio of current assets to current liabilities was 16.00 to 1 at March 31, 1998. At December 31, 1997, the Company had net working capital of $1,068,000 and a current ratio of 6.00 to 1. In February 1998, the Company received $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald R. Jones. In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility.

      Securities increased from $90,000 at December 31, 1997 to $948,000 at March 31, 1998. The increase was the result of the proceeds of the insurance policy mentioned above. The estimated fair value of the Company's securities approximated cost at March 31, 1998.

      Accounts receivable of $181,000 at March 31, 1998 was $69,000 higher than the December 31, 1997 balance of $112,000. The increase was due to a higher percentage of credit sales versus prepaid sales in 1998 compared to the previous period.

      Total inventories were $864,000 at March 31, 1998 compared to total inventories of $883,000 at December 31, 1997. The decrease is the result of management's continuing effort to reduce overall inventories.

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

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Net sales for the first quarter of 1998 totaled $517,000 compared to the first quarter sales in 1997 of $511,000. The Company continues to experience slower demand across its product lines, in both domestic and international markets.

      Cost of goods sold was 42% of net sales for the first quarter ended March 31, 1998 which was comparable to 40% for the same period in 1997.

      Selling, general and administrative expenses were $222,000 in the first quarter of 1998 compared to selling, general and administrative expenses of $248,000 for the first quarter of 1997 representing a 10% decrease due to less international travel.

      Research and development expense in the first quarter of 1998 totaled $56,000, compared to the 1997 first quarter total of $51,000.

      Proceeds from officers life insurance in excess of cash surrender value of $1,001,000 was the result of the proceeds of an insurance policy payable upon the death of Ronald R. Jones.

      Interest and other income of $2,800 for the first quarter of 1998 compared to $1,600 for the first quarter of 1997.

      Interest expense of $19,000 for the first quarter of 1998 consists of the interest cost on the long-term mortgage collateralized by the Company's headquarters facility plus the early payment premium which was paid when the note was paid in full in March 1998. Interest expense of $3,300 for the first quarter of 1997 consists only of the interest cost on the long-term mortgage.

      Net income for the first quarter of 1998 was $1,003,000 compared to net income of $ 800 for the first quarter of 1997. $1,001,000 of the net income for the first quarter of 1998 was the result of the proceeds from the insurance policy in excess of the cash surrender value payable upon the death of Ronald R. Jones.

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

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES




                         Part II. OTHER INFORMATION

Item 5. Other Information

The Company's common shares are no longer listed on the NASDAQ Small Cap market, but as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

On May 5, 1998, pursuant to an agreement between the Company and Ronald R. Jones, the Company repurchased all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for the price of $181,640.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits included herein - None.

      (b) Reports on Form 8-K - 8-K filed on January 8, 1998
                                8-K filed on February 19, 1998

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        Registrant

                                        CIRCUIT RESEARCH LABS, INC.

                                        DATE:  May 14, 1998
                                        BY /s/Gary D. Clarkson
                                        Gary D. Clarkson

                                        President (Authorized Officer for
                                        signature)