Form 10QSB
period 1998-06-30
CIRCUIT RESEARCH LABS INC
filed 1998-08-17
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1998
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

                                             Outstanding at
                  Class                      June 30, 1998

             Common stock, $.10 par value     410,182



                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                                     INDEX



                                                             Page
                                                            number



      Part I.  FINANCIAL INFORMATION:



          Item 1. Financial Statements

              Consolidated Condensed Balance Sheets
                June 30, 1998 (Unaudited) and
                December 31, 1997                             2

              Consolidated Condensed Statements of
                Operations - Three and six months ended
                June 30, 1998 and 1997 (Unaudited)            4

              Consolidated Condensed Statements of Cash

                Flows -  Six months ended June 30, 1998
                and 1997 (Unaudited)                          5

              Notes to Consolidated Condensed Financial
                Statements (Unaudited)                        6


          Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 8




      Part II. OTHER INFORMATION:


          Item 5.   Other Information                        11

          Item 6.  Exhibits and Reports on Form 8-K          11

          Signatures                                         12

                         PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30, December 31

                                                       1998        1997
                                                     (Unaudited)

      ASSETS

      CURRENT ASSETS:
          Cash and cash equivalents                   $287,756   $119,851
          Securities available-for-sale                512,157     89,607
          Accounts receivable, less allowance for
             doubtful accounts of $6,520               107,637    112,320

          Inventories:
             Raw materials and supplies                154,874    176,439
             Work in process                           322,740    289,690
             Finished goods                            478,345    416,996


             Total inventories                         955,959    883,125

          Prepaid expenses and other                    70,593     58,346

             Total current assets                    1,934,102  1,263,249

      PROPERTY, PLANT AND EQUIPMENT:
          Land                                         130,869    130,869
          Building and improvements                    503,000    497,004
          Furniture and fixtures                       305,072    300,628
          Machinery and equipment                      602,561    599,864


          Total                                      1,541,502  1,528,365
          Less accumulated depreciation              1,026,720    996,810

             Property, plant and equipment - net       514,782    531,555


      OTHER ASSETS - NET                                 9,869     51,794

      TOTAL                                         $2,458,753 $1,846,598


                                                    (continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                           June 30,December 31
                                                        1998        1997
             (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:

          Accounts payable                            $137,107   $ 53,382
          Accrued salaries and benefits                 50,967     63,086
          Accrued professional fees                     19,185     29,302
          Customer deposits                             14,043     26,180
          Other accrued expenses and liabilities        19,802      7,315
          Long-term debt - current portion              11,000     16,481

             Total current liabilities                 252,104    195,746


      LONG-TERM DEBT - LESS CURRENT PORTION              9,961    105,656

             Total liabilities                         262,065    301,402


      STOCKHOLDERS' EQUITY:
          Preferred stock, $100 par value - authorized
             500,000 shares, none issued
          Common stock, $.10 par value - authorized
             20,000,000 shares, 597,682 shares issued   59,768     59,768
          Additional paid-in capital                 1,247,240  1,247,240
          Retained earnings                          1,062,246    238,188
          Unrealized appreciation on securities
          available-for-sale                             9,074

                                                     2,378,328  1,545,196

          Less common stock in treasury - at cost,
          187,500 shares                              (181,640)

             Total stockholders' equity              2,196,688  1,545,196

      TOTAL                                         $2,458,753 $1,846,598

      See   accompanying  notes   to  consolidated   condensed  financial
      statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended     Six Months Ended
                                         June 30,        June 30,
                                      1998      1997      1998      1997

      NET SALES                   $324,665   $506,287  $841,875$1,017,139

      COST OF GOODS SOLD           149,830    277,351   370,735   484,188
                                         -

          Gross profit             174,835    228,936   471,140   532,951

      OPERATING EXPENSES:
          Selling, general and
          administrative           303,460    224,607   525,337   472,343
          Research and development  57,350     54,513   113,339   105,213

          Total operating expenses 360,810    279,120   638,676   577,556

      LOSS FROM OPERATIONS        (185,975)   (50,184)  (167,536) (44,605)

      OTHER INCOME (EXPENSE):
          Proceeds from officer's

          life insurance in excess
          of cash surrender value                     1,000,681
          Interest and other income  7,240      2,189    10,069     3,776
          Interest expense                     (3,223)  (19,156)   (6,526)

          Total other income(expense)7,240     (1,034)  991,594    (2,750)

      LOSS) INCOME BEFORE INCOME
       TAXES                      (178,735)   (51,218)  824,058   (47,355)

      INCOME TAX  EXPENSE                                           3,050


      NET (LOSS) INCOME         $ (178,735) $ (51,218)$  824,058 $(50,405)

      (LOSS) INCOME PER COMMON
       SHARE -
          Basic                     $(.38)      $( .09)    $1.54  $ (.08)
          Diluted                   $(.38)      $( .09)    $1.53  $ (.08)

      WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES  OUTSTANDING -
          Basic                    472,682    597,682   535,182   597,682
          Diluted                  472,682    597,682   537,815   597,682

      See  accompanying   notes  to  consolidated  condensed
      financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                         Six Months Ended
                                                           June 30,
                                                        1998     1997
      OPERATING  ACTIVITIES:

      NET  INCOME (LOSS)                           $ 824,058   $(50,405)
      ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
      TO NET CASH USED IN OPERATING ACTIVITIES:

         Depreciation and amortization                30,749     39,768
         Proceeds from officer's life insurance in
        excess of cash surrender value            (1,000,681)
         Changes in assets and liabilities:
            Accounts receivable                        4,683      2,666
           Inventories                               (72,834)    10,704
            Prepaid expenses and other assets         (3,531)     1,940
            Accounts payable, accrued expenses and
           customer deposits                          61,839    (49,437)
      NET CASH USED IN OPERATING ACTIVITIES         (155,717)   (44,764)

      INVESTING ACTIVITIES:
         Proceeds from officer's life insurance               1,033,051

         Purchase of securities                     (948,156)  ( 59,477)
         Proceeds from sale or maturity of
        securities                                   534,680    167,961
         Capital expenditures                        (13,137)    (9,283)
      NET CASH PROVIDED BY INVESTING ACTIVITIES      606,438     99,201

      FINANCING ACTIVITIES:
         Principal payments on  long-term debt      (101,176)   (10,464)
         Purchase of treasury shares                (181,640)
      NET CASH USED IN FINANCING ACTIVITIES         (282,816)   (10,464)

      NET INCREASE IN CASH AND CASH EQUIVALENTS      167,905     43,973


      CASH AND CASH EQUIVALENTS
         AT BEGINNING OF PERIOD                      119,851     48,048

      CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                           $287,756   $ 92,021

      SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interest                                 $ 6,526
         Cash paid for income taxes                             $ 3,050
         Non cash investing activities - unrealized appreciation of securities available-for-sale $9,074


      See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

      1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 1998 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 1998 and 1997 and the Consolidated Condensed Statements of
      Cash Flows for the six months ended June 30, 1998 and 1997 have been prepared without audit.

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

      2. The following is a reconciliation of the numerators and denominators of basic and diluted income per share for the six month period ended June 30, 1998 as required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. For the three months ended June 30, 1998 and the three and six months ended June 30, 1997, the effects of 15,312 total shares related to options to purchase common stock were not used for computing diluted earnings per share because the results would be antidulitive.

                         Six months ended June 30, 1998
                  Income              Shares           Per-Share
                (Numerator)         (Denominator)      Amounts
                $  824,058           535,182          $   1.54

                                       2,633
                $  824,058           537,815          $   1.53

      3. The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive (loss) income for the three and six months ended June 30, 1998 was $(169,661) and $833,132, respectively. Comprehensive loss for the three and six months ended June 30, 1997 was the same as net loss for these periods.

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

      On February 6, 1998, the Company received approximately $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald Jones. Pursuant to an agreement between the Company and Ronald R. Jones, the Company repurchased all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for $181,640 on May 5, 1998.

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

      6. On May 31, 1998, Gary M. Hamker resigned as a member of the Company's Board of Directors.

      7. On July 16, 1998, the Company paid Royce T. Jones $98,000 as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company. Such amount was accrued at June 30, 1998 and is included in selling, general and administrative expenses for the three months ended June 30, 1998. On July 21, 1998, Royce T. Jones resigned as a member of the Company's Board of Directors.

      Item.  2

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



            Liquidity and Capital Resources



            The Company had net working capital of approximately $1,682,000 and the ratio of current assets to current liabilities was 7.67 to 1 at June 30, 1998. At December 31, 1997, the Company had net working capital of approximately $1,068,000 and a current ratio of 6.45 to 1.

            In February 1998, the Company received $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald
      R. Jones. In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility. Pursuant to an agreement between the Company and Ronald R. Jones, the Company repurchased all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for $181,640 on May 5, 1998. In July 1998, the Company paid Royce T. Jones $98,000 as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company.

            Securities increased from $90,000 at December 31, 1997 to $512,000 at June 30, 1998. The increase was the result of the use of the proceeds of the insurance policy mentioned above and an increase in the unrealized appreciation on the securities of $9,000. The estimated fair value of the Company's securities at June 30, 1998 was $512,000.


            Accounts receivable of $108,000 at June 30, 1998 was comparable to $112,000 at December 31, 1997. Accounts receivable as a percentage of sales for the three months ended June 30, 1998 was 33% as compared to 30% for the three months ended December 31, 1997.

            Total inventories were $956,000 at June 30, 1998 compared to total inventories of $883,000 at December 31, 1997. The increase is the result of lower than expected sales for the first six months of 1998.

            Net cash used in operating activities increased from $45,000 for the six months ended June 30, 1997 to $156,000 for the six months ended June 30, 1998, primarily as the result of the increase in the loss from operations from $45,000 to $168,000 for the comparable periods.

            The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, and existing cash balances. The company does not have any available credit facilities. The Company presently does not have any commitments for capital expenditures.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Results of Operations

            Net sales for the second quarter of 1998 totaled $325,000 compared to the second quarter sales in 1997 of $506,000. The Company continues to experience slower demand across its product lines, in both domestic and international markets.


            Cost of goods sold was 46% of net sales for the second quarter ended June 30, 1998 compared to 55% for the same period in 1997. In the second quarter of 1997, the Company experienced a temporary increase in production costs on CRL's main product line. The cost of goods sold for the six month period ended June 30, 1998 was 44% compared to 48% for the same period of 1997.

            Selling,  general and  administrative expenses  were $303,000 in the second quarter of 1998 compared to selling, general and administrative expenses of $225,000 for the second quarter of 1997. Selling, general and administrative expenses were $525,000 in the six months ended June 30, 1998 compared to selling, general and administrative expenses of $472,000 for the six months ended June 30, 1997. There was an overall decrease in selling, general and administrative expenses in 1998 except for the accrual of the payment of $98,000 as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company.

            Research  and development  expense in  the second  quarter of
      1998  totaled $57,000,   compared to the 1997  second quarter total
      of $55,000.

            Proceeds from the gain on officer's life insurance in excess of cash surrender value of $1,001,000 was the result of the proceeds of an insurance policy payable upon the death of Ronald
      R. Jones.

            Interest and other income of $7,200 for the second quarter of 1998 compared to $2,200 for the second quarter of 1997. The increase was the result of more funds invested as a result of the insurance proceeds.

            In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility, therefore the Company incurred no interest expense during the second quarter of 1998. Interest expense of $3,200 for the second quarter of 1997 consists of the interest cost on this mortgage.

            For the six months ended June 30, 1998, there is no income tax provision primarily because the proceeds from officer's life insurance is not expected to be included in taxable income, and any remaining income tax benefit has been offset by an increase in the valuation allowance, as utilization of such benefit is not reasonably assured.

            Net loss for the second quarter of 1998 was $179,000 compared to a net loss of $51,000 for the second quarter of 1997. The increase in the loss was primarily due to the decline in gross profit resulting from lower net sales as well as the accrual of the payment to Royce T. Jones discussed above.

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

      Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits included herein:

                           3.(ii)    Bylaws of Registrant, dated as of
                           February 28,  1978, as amended May 21, 1998.

            (b) Reports on Form 8-K -  8-K filed on August 11, 1998

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        Registrant

                                        CIRCUIT RESEARCH LABS, INC.

                                        DATE:  August 14, 1998
                                        BY /s/Gary D. Clarkson
                                        Gary D. Clarkson

                                        President (Authorized Officer for
                                        signature)

                                    BYLAWS
                                       OF
                          CIRCUIT RESEARCH LABS, INC.


                           I.   CORPORATION ARTICLES

           1.01. Reference to Articles. Any reference herein made to the corporation's articles will be deemed to refer to its articles of incorporation and all amendments thereto as at any given time on file with the Arizona Corporation Commission, together with any and all certificates filed by the corporation with the Arizona Corporation Commission (or any successor to its functions) pursuant to applicable law.

           1.02. Seniority. The articles will in all respects be considered senior and superior to these bylaws, with any inconsistency to be resolved in favor of the articles, and with these bylaws to be deemed automatically amended from time to time to eliminate any such inconsistency which may then exist.


                           II.   CORPORATION OFFICES


           2.01. Known Place of Business. The known place of business of the corporation in the State of Arizona shall be the office of its statutory agent unless otherwise designated in the articles. The corporation may have such other offices, either within or without the State of Arizona, as the board of directors may designate or as the business of the corporation may require from time to time.

           2.02. Change Thereof. The board of directors may change the corporation's known place of business or its statutory agent from time to time by filing a statement with the Arizona
      Corporation Commission pursuant to applicable law.


                              III.   SHAREHOLDERS

           3.01. Annual Meetings. Each annual meeting of the shareholders is to be held on the second Tuesday in the month of May of each year, commencing with the year 1983 (unless that day be a legal holiday, in which event the annual meeting shall be held on the next succeeding business day) at a time and place as determined by the board of directors, or in the absence of action by the board, as set forth in the notice given, or waiver signed, with respect to such meeting pursuant to Section 3.03 below. At the annual meeting, shareholders shall elect a board of directors and transact such other business as may be properly brought before the meeting. If any annual meeting is for any reason not held on the date determined as set forth above, a deferred annual meeting may thereafter be called and held in lieu thereof, at which the same proceedings (including the election of officers) may be conducted. Any director elected at any annual meeting, deferred annual meeting or special meeting will continue in office until the election of his successor, subject to his earlier resignation pursuant to Section 7.01 below.

           3.02. Special Meetings. Special meetings of the shareholders may be held whenever and wherever called for by the chairman of the board, the president or the board of directors, or by the written demand of the holders of not less than 30% of all issued and outstanding shares of the corporation entitled to vote at any such meeting. Any written demand by shareholders shall state the purpose or purposes of the proposed meeting, and business to be transacted at any such meeting shall be confined to the purposes stated in the notice thereof, and to such additional matters as the chairman of the meeting may rule to be germane to such purposes.

           3.03. Notices. Not less than ten (10) nor more than fifty (50) days (inclusive of the date of meeting) before the date of any meeting of the shareholders and at the direction of the person or persons calling the meeting, the secretary of the corporation will cause a written notice setting forth the time, place and general purposes of the meeting to be deposited in the mail, with first class or airmail postage prepaid, addressed to each shareholder of record at his last address as it appears on the corporation's records on the applicable record date. Any shareholder may waive call or notice of any annual, deferred annual or special meeting (and any adjournment thereof) at any time before, during which or after it is held. Attendance of a shareholder at any such meeting in person or by proxy will automatically evidence his waiver of call and notice of such meeting (and any adjournment thereof) unless he or his proxy is attending the meeting for the express purpose of objecting to the transaction of business because the meeting has not been properly called or noticed. No call or notice of a meeting of the shareholders will be necessary if each shareholder waives the same in writing or by attendance.

           3.04. Shareholders of Record. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders (and at any adjournment of such meeting), or shareholders entitled to consent to corporate action without a meeting or shareholders entitled to receive payment of any dividend, or for any other lawful action, the board of directors may fix in advance a record date which shall not be more than sixty (60) nor less than ten (10) days prior to the date of such meeting or any such other action.

      If no record date is fixed by the board of directors for determining shareholders entitled to notice of, and to vote at, a meeting of shareholders, the record date shall be at four o'clock in the afternoon on the day before the day on which notice is given, or, if notice is waived, at the commencement of the meeting. If no record date is fixed for determining shareholders entitled to express written consent to corporate action without a meeting, the record date shall be the time of the day on which the first written consent is served upon an officer or director of the corporation.

      A determination of shareholders of record entitled to notice of, and to vote at, a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting, and further provided that the adjournment or adjournments of any such meeting do not exceed thirty (30) days in the aggregate.

           3.05. Shareholder Record. The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten (10) days before every meeting of shareholders, a complete record of the shareholders entitled to vote at the meeting (and at any adjournment thereof), arranged in alphabetical order, showing the address and the number of shares registered in the name of each shareholder. Such record shall be produced and kept open (i) at the office of the corporation prior to the time of the meeting, and (ii) at the time and place of the meeting; such record shall be subject to the inspection of any shareholder during such times for any purpose germane to the meeting.

           3.06. Proxies. Any shareholder entitled to vote thereat may vote by proxy at any meeting of the shareholders (and at any adjournment thereof) which is specified in such proxy, provided that his or her proxy is executed in writing by such shareholder or his or her duly authorized attorney-in-fact. No proxy shall be valid after eleven months from the date of its execution, unless otherwise specifically provided thereon. The burden of proving the validity of any undated, irrevocable or otherwise contested proxy at a meeting of the shareholders will rest with the person seeking to exercise the proxy. A telegram or cablegram appearing to have been transmitted by a shareholder or by his duly authorized attorney-in-fact may be accepted as a sufficiently written and executed proxy.

           3.07. Voting. Except for the election of directors (which will be governed by cumulative voting pursuant to applicable law) and except as may otherwise be required by the corporation's articles, these bylaws or by statute, each issued and outstanding share of the corporation (specifically excluding shares held in the treasury of the corporation) represented at any meeting of the shareholders in person or by a proxy given pursuant to Section 3.06 above, will be entitled to one vote on each matter submitted to a vote of the shareholders at such meeting. Unless otherwise required by the corporation's articles or by applicable law, any question submitted to the shareholders will be resolved by a majority of the votes cast thereon, provided that such votes constitute a majority of the quorum of that particular meeting, whether or not such quorum is then present. Voting will be by ballot on any question as to which a ballot vote is demanded prior to the time the voting begins, by any person entitled to vote on such question; otherwise, a voice vote will suffice. No ballot or change of vote will be accepted after the polls have been declared closed following the ending of the announced time for voting.

           3.08. Voting of Shares by Certain Holders. Shares of the corporation held by another corporation may be voted by such corporation's officer, agent or proxy as its bylaws may prescribe, or in the absence of such bylaw provision, by any other person designated by resolution of its board of directors, and such officer, agent or other person so designated may vote such corporation's shares in this corporation in person or by proxy appointed by him.

           Shares held by an administrator, executor, guardian or conservator may be voted by such representative, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee, other than a trustee in bankruptcy, may be voted by such representative, either in person or by proxy, but no such trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

           Shares standing in the name of a receiver, trustee in bankruptcy, or assignee for the benefit of creditors may be voted by such representative, either in person or by proxy. Shares held by or under the control of such a receiver or trustee may be voted by such receiver or trustee, either in person or by proxy, without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver or trustee was appointed.

           A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

           If shares stand in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety or tenants by community property or otherwise, or if two or " more persons have the same fiduciary relationship respecting the same shares, unless the corporation is given written instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect: (1) If only one votes, his act binds, (2) if more than one votes, the act of the majority so voting binds all, and (3) if more than one votes, but the vote is evenly split on any particular matter, each faction may vote the shares in question proportionally.

           Shares standing in the name of a married woman but not also standing in the name of her husband with such a designation of the mutual relationship on the certificate, may be voted and all rights incident thereto may be exercised in the same manner as if she were married.

           Shares of its own stock belonging to the corporation or to another corporation, if a majority of the shares entitled to vote in the elections of directors of such other corporation is held, directly or indirectly, by the corporation, shall neither be entitled to vote nor counted for quorum purposes. Nothing in this section shall be construed as limiting the right of the corporation to vote its own stock held by it in a fiduciary capacity.

           3.09. Quorum. At any meeting of the shareholders, the presence in person or by proxy of the holders of a majority of the shares of the corporation issued, outstanding and entitled to vote at the meeting will constitute a quorum of the shareholders for all purposes. In the absence of a quorum, any meeting may be adjourned from time to time by its chairman, without notice other than by announcement at the meeting, until a quorum is formed. At any such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally noticed. once a quorum has been formed at any meeting, the shareholders from time to time remaining in attendance may continue to transact business until adjournment, notwithstanding the prior departure of enough shareholders to leave less than a quorum. if an adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting.

           3.10. Election Inspectors. The board of directors, in advance of any meeting of the shareholders, may appoint an election inspector or inspectors to act at such meeting (and at any adjournment thereof). If an election inspector or inspectors are not so appointed, the chairman of the meeting may, or upon request of any person entitled to vote at the meeting will, make such appointment. If any person appointed as an inspector fails to appear or to act, a substitute may be appointed by the chairman of the meeting. If appointed, the election inspector or inspectors (acting through a majority of them if there be more than one) will determine the number of shares outstanding, the authenticity, validity and effect of proxies and the number of shares represented at the meeting in person and by proxy; they will receive and count votes, ballots and consents and announce the results thereof; they will hear and determine all challenges and questions pertaining to proxies and voting; and, in general, they will perform such acts as may be proper to conduct elections and voting with complete fairness to all shareholders. No such election inspector need be a shareholder of the corporation.

           3.11. Organization and Conduct of Meetings. Each meeting of the shareholders will be called to order and thereafter chaired by the chairman of the board of directors if there is one; or, if not, or if the chairman of the board is absent or so requests, then by the president; or if both the chairman of the board and the president are unavailable, then by such other officer of the corporation or such shareholder as may be appointed by the board of directors. The corporation's secretary will act as secretary of each meeting of the shareholders; in his or her absence the chairman of the meeting may appoint any person (whether a shareholder or not) to act as secretary for the meeting. After calling a meeting to order, the chairman thereof may require the registration of all shareholders intending to vote in person and the filing of all proxies with the election inspector or inspectors, if one or more have been appointed (or, if not, with the secretary of the meeting). After the announced time for such filing of proxies has ended, no further proxies or changes, substitutions or revocations of proxies will be accepted. If directors are to be elected, a tabulation of the proxies so filed will, if any person entitled to vote in such election so requests, be announced at the meeting (or adjournment thereof) prior to the closing of the election polls. Absent a showing of bad faith on his part, the chairman of a meeting will, among other things, have absolute authority to fix the period of time allowed for the registration of shareholders and the filing of proxies, to determine the order of business to be conducted at such meeting and to establish reasonable rules for expediting the business of the meeting (including any informal, or question and answer portions thereof).

           3.12. Shareholder Approval or Ratification. The board of directors may submit any contract or act or approval or ratification of the shareholders, either at a duly constituted meeting of the shareholders (the notice of which either includes mention of the proposed submittal or is waived pursuant to Section
      3.03 above) or by unanimous written consent to corporate action without a meeting pursuant to Section 3.14 below. If any contract or act so submitted is approved or ratified by a majority of the votes cast thereon at such meeting or by such unanimous written consent, the same will be valid and as binding upon the corporation and all of its shareholders as it would be if it were the act of the shareholders.

           3.13.      Informalities and Irregularities.  All
      informalities or irregularities in any call or notice of a meeting of the shareholders or in the areas,. of credentials, proxies, quorums, voting and similar matters, will be deemed waived if no objection is made at the meeting.

           3.14. Action by Shareholders Without a Meeting. Any action required or permitted to be taken at a meeting of the shareholders of the corporation may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all of the shareholders entitled to vote with respect to the subject matter thereof. Such consent shall have the same effect as a unanimous vote of the shareholders of the corporation at a meeting duly called and noticed.



                                       Page 20




                            IV.   BOARD OF DIRECTORS

           4.01. Membership. The board of directors will be comprised of not less than two (2) nor more than nine (9) members who need not be shareholders of the corporation. The directors will regularly be elected at each annual meeting of the shareholders. The board of directors will have the power to increase or decrease its size within the aforesaid limits and to fill any vacancies which may occur in its membership, whether resulting from an increase in the size of that board or otherwise, and shall hold office until the next meeting of the shareholders. Each director elected by the shareholders or the board of directors shall hold office until his or her successor is duly elected and qualified.

           4.02. Regular Meetings. A regular annual meeting of the board of directors is to be held as soon as practicable after the adjournment of each annual meeting of the shareholders, either at the place of the shareholders' meeting or at such other place as the directors elected at the shareholders' meeting may have been informed of at or prior to the time of their election. Additional regular meetings may be held at regular intervals at such places and at such times as the board of directors may determine.


           4.03. Special Meetings. Special meetings of the board of directors may be held whenever and wherever called for by the chairman of the board, the president or the number of directors which would be required to constitute a quorum.

           4.04. Notices. No notice need be given of regular meetings of the board of directors. Written notice of the time and place (but not necessarily the purpose or all of the purposes) of any special meeting will be given to each director in person or via mail or telegram addressed to him at his latest address appearing on the corporation's records. Notice to any director of any such special meeting will be deemed given sufficiently in advance when (i) if given by mail, the same is deposited in the mail, with first class or airmail postage prepaid, at least four days before the meeting date, or (ii) if personally delivered or given by telegram, the same is handed to the director, or the telegram is delivered to the telegraph office for fast transmittal, at least 48 hours prior to the convening of the meeting. Any director may waive call or notice of any meeting (and any adjournment thereof) at any time before, during which or after it is held. Attendance of a director at any meeting will automatically evidence his waiver of call and notice of such meeting (and any adjournment thereof) unless he is attending the meeting for the express purpose of objecting to the transaction of business because the meeting has not been properly called or noticed. No call or notice of a meeting of directors will be necessary if each of them waives the same in writing or by attendance. Any meeting, once properly called and noticed (or as to which call and notice have been waived) and at which a quorum is formed, may be adjourned to another time and place by a majority of those in attendance.

           4.05. Quorum. A quorum for the transaction of business at any meeting or adjourned meeting of the board of directors will consist of a majority of those then in office. once a quorum has been formed, the directors from time to time remaining in attendance at such meeting prior to its adjournment will continue to be legally competent to transact business properly brought before the meeting, notwithstanding the prior departure from the meeting of enough directors to leave less than a quorum.

           4.06. Voting. Any matter submitted to a meeting of the board of directors will be resolved by a majority of the votes cast thereon. In case of an equality of votes, the chairman of the meeting will have a second or deciding vote.

           4.07 Executive Committee. The board of directors, by resolution adopted by a majority of the full board, may name one or more of its members as an executive committee. Such executive committee will have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation while the board is not in session, subject to such limitations as may be included in the board's resolution; provided, however, that such executive committee shall not have the authority of the board of directors in reference to the following matters: (1) the submission to shareholders of any action that requires shareholders' authorization or approval under applicable law; (2) the filling of vacancies on the board of directors; (3) the amendment or repeal of the bylaws, or the adoption of new bylaws; and (4) the fixing of compensation of directors for serving on the board or on any committee of the board of directors. Any member of the executive committee may be removed, with or without cause,, by the board of directors. In the event any vacancy occurs in the executive committee, it shall be filled by the board of directors. A majority of those named to the executive committee will constitute a quorum.

           4.08. Other Committees. The board of directors, from time to time, by resolution adopted by a majority of the full board, may appoint other standing or temporary committees from its membership and vest such committees with such powers as the board may include in its resolution; provided, however, that such committees shall be restricted in their authority as specifically set forth with respect to the executive committee in Section 4.07 above. A majority of those named to any such committee will constitute a quorum.


           4.09. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors or of any committee at which action is taken on any matter will be presumed to have assented to the action taken unless his dissent is entered in the minutes of the meeting or unless he files his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or forwards such dissent by registered or certified mail to the secretary of the corporation within two business days after the adjournment of the meeting. A right to dissent will not be available to a director who voted in favor of the action.

           4.10. Compensation. By resolution of the board of directors, each director may be paid his expenses, if any, of attendance at each meeting of the board of directors or of any committee, and may be paid a fixed sum for attendance at each such meeting and/or a stated salary as a director or committee member. No such payment will preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

           4.11. Action by Directors Without a Meeting. Any action required or permitted to be taken at a meeting of the board of directors or of any committee thereof may be taken without a meeting if all directors or committee members, as the case may be, consent thereto in writing. Such consent shall have the same effect as a unanimous vote of the directors or committee members of the corporation at a meeting duly called and noticed.


           4.12. Meetings by Conference Telephone. Any member of the board of directors or of a committee of the board may participate in any meeting of the board or such committee by means of a conference telephone or similar communication equipment whereby all members participating in such meeting can hear one another. Such participation shall constitute attendance in person, unless otherwise stated as provided in Section 4.04 above.

                            V.   OFFICERS - GENERAL

           5.01. Elections and Appointments. The board of directors will elect or appoint a president, one or more vice presidents, a secretary, and a treasurer, and may choose a chairman of the board. The regular election or appointment of officers will take place at each annual meeting of the board of directors, but elections of officers may be held at any other meeting of the board. A person elected or appointed to any office will continue to hold that office until the election or appointment of his successor, subject to action earlier taken pursuant to Sections 5.04 or 7.01 below. Any two or more offices may be held by the same person, except the offices of president and secretary.

           5.02. Additional Appointments. In addition to the officers contemplated in Section 5.01 above, the board of directors may elect or appoint other corporate or divisional officers or agents with such authority to perform such duties as may be prescribed from time to time by the board of directors, by the president or, in the case of assistant officers (as, for example, one or more assistant secretaries) by his or their superior officer of any person so elected or appointed. Each of such persons (in the order designated by the board) will be vested with all of the powers and charged with all of the duties of his or her superior officer in the event of such superior officer's absence or disability.

           5.03. Bonds and Other Requirements. The board of directors may require any officer to give bond to the corporation (with sufficient surety, and conditioned for the faithful performance of the duties of his or her office) and to comply with such other conditions as may from time to time be required of him or her by the board.

           5.04. Removal; Delegation of Duties. The board of directors may, whenever in its judgment the best interests of the corporation will be served thereby, remove any officer or agent of the corporation or temporarily delegate his powers and duties to any other officer or to any director. Such removal or delegation shall be without prejudice to the contract rights, if any, of the person so removed or whose powers and duties have been delegated. Election or appointment of an officer or agent shall not of itself create contract rights.


           5.05. Salaries. The salaries of officers may be fixed from time to time by the board of directors or (except as to the president's own) left to the discretion of the president. No officer will be prevented from receiving a salary by reason of the fact that he or she is also a director of the corporation.

                            VI.   SPECIFIC OFFICERS

           6.01. Chairman of the Board. The board of directors may elect a chairman to serve as a general executive officer of the corporation, and, if specifically designated as such by the board, as the chief executive officer of the corporation. if elected, the chairman will preside at all meetings of the board of directors and be vested with such other powers and duties as the board may from time to time delegate to him or her.

           6.02. President and Vice President. Unless otherwise specified by resolution of the board of directors, the president will be the chief executive officer of the corporation. The president will supervise the business and affairs of the corporation and the performance by all of its other officers of their respective duties, subject to the control of the board of directors (and of its chairman, if the chairman has been specifically designated as chief executive officer of the corporation). One or more vice presidents shall be elected by the board of directors to perform such duties as may be designated by the board or be assigned or delegated to them by the chief executive officer. Any one of the vice presidents as authorized by the board will be vested with all of the powers and charged with all of the duties of the president in the event of his or her absence or inability to act. Except as may otherwise be specifically provided in a resolution of the board of directors, the president or any vice president will be a proper officer to sign on behalf of the corporation, any deed, bill of sale, assignment, option, mortgage, pledge, note, bond, evidence of indebtedness, application, consent (to service of process or otherwise), agreement, indenture or other instrument of any significant importance to the corporation. The president or any vice president may represent the corporation at any meeting of the shareholders of any other corporation in which this corporation then holds shares, and may vote this corporation's shares in such other corporation in person or by proxy appointed by him or her, provided that the board of directors may from time to time confer the foregoing authority upon any other person or persons.

           6.03. Secretary. The secretary will keep the minutes of meetings of the shareholders, board of directors and any committee, and all unanimous written consents of the shareholders, board of directors and any committee of the corporation, and will see that all notices are duly given in accordance with the provisions of these bylaws or as required by law. The secretary will be custodian of the corporate seal and corporate records, and, in general, perform all duties incident to the office.
      Except as may otherwise be specifically provided in a resolution of the board of directors, the secretary and each assistant secretary will be a proper officer to take charge of the corporation's stock transfer books and to compile the voting record pursuant to Section 3.05 above, and to impress the corporation's seal on any instrument signed by the president, any vice president or any other duly authorized person, and to attest to the same.

           6.04. Treasurer. The treasurer will keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and will cause all money and other valuable effects to be deposited in the name and to the credit of the corporation in such depositaries, subject to withdrawal in such manner, as may be designated by the board of directors. He or she will render to the president, the directors and the shareholders at proper times an account of all his or her transactions as treasurer and of the financial condition of the corporation. The treasurer shall be responsible for preparing and filing such financial reports, financial statements and returns as may be required by law.

                       VII.   RESIGNATIONS AND VACANCIES


           7.01. Resignations. Any director, committee member or officer may resign from his or her office at any time by written notice delivered or addressed to the corporation at its known place of business. Any such resignation will be effective upon its receipt by the corporation unless some later time is fixed in such notice, and then from that time; the acceptance of a resignation will not be required to make it effective.

           7.02. Vacancies. If the office of any director, committee member or officer becomes vacant by reason of his or her death, resignation, disqualification, removal or otherwise, the board of directors may choose a successor to hold office for the unexpired term.



                                  VIII.  SEAL

           8.01. Form Thereof. The board of directors may provide for a seal of the corporation which will have inscribed thereon the name of the corporation, the state and year of its incorporation and the words "Corporation Seal".


                   IX.   CERTIFICATES REPRESENTING SHARES

           9.01. Form Thereof. Each certificate representing shares of the corporation will be in such form as may from time to time be approved by the board of directors, will be consecutively numbered and will exhibit such information as may be required by applicable law.

           9.02. Signatures and Seal Thereon. All certificates issued for shares o the corporation (whether new, re-issued or transferred) will bear the signatures of the president or a vice president, and of the secretary or an assistant secretary, and the impression of the corporation's corporate seal, if any. The signatures of such officers of the corporation and the impression of its corporate seal may be in facsimile form on any certificate which is countersigned by a transfer agent and/or registered by a registrar duly appointed by the corporation and other than the corporation itself or one of its employees. if a supply of unissued certificates bearing the facsimile signature of a person remains when that person ceases to hold the office of the corporation indicated on such certificates, they may still be countersigned, registered, issued and delivered by the corporation's transfer agent and/or registrar thereafter, the same as though such person had continued to hold the office indicated on such certificate.

           9.03. Ownership. The corporation will be entitled to treat the registered owner of any share as the absolute owner thereof and, accordingly, will not be bound to recognize any beneficial, equitable or other claim to, or interest in, such share on the part of any other person, whether or not it has notice thereof, except as may expressly be provided by applicable law.

           9.04. Transfers. Transfers of shares of the corporation may be made on the stock transfer books of the corporation only at the direction of the person named in the certificate therefor (or by his or her duly authorized attorney-in-fact) and upon the surrender of such certificate.

           9.05. Lost Certificates. In the event of the loss, theft or destruction of any certificates representing shares of the corporation or of any predecessor corporation, the corporation may issue (or, in the case of any such shares as to which a transfer agent and/or registrar have been appointed, may direct such transfer agent and/or registrar to countersign, register and issue) a new certificate, and cause the same to be delivered to the owner of the shares represented thereby, provided that the owner shall have submitted such evidence showing the circumstances of the alleged loss, theft or destruction, and his ownership of the certificate, as the corporation considers satisfactory, together with any other facts which the corporation considers pertinent, and further provided that a bond shall have been provided in form and amount satisfactory to the corporation (and to its transfer agent and/or registrar, if applicable), unless the shares represented by the certificate lost, stolen or destroyed have at the time of the issuance of the new certificate a market value of $500 or less (as determined by the corporation on the basis of such information as it may select), in which case the requirements of a bond may be waived. The corporation may act through its president, any vice president, its secretary or its treasurer for any purpose of this Section 9.05.

                                  X. DIVIDENDS

           10.01. Subject to such restrictions or requirements as may be imposed by applicable law or the corporation's articles or as may otherwise be binding upon the corporation, the board of directors may from time to time declare and the corporation may pay dividends on shares of the corporation outstanding on the dates of record fixed by the board, to be paid in cash, in property or in shares of the corporation on or as of such payment or distribution dates as the board may prescribe.


                                XI.  AMENDMENTS

           11.01. These bylaws may be altered, amended, supplemented, repealed or temporarily or permanently suspended, in whole or in part, or new bylaws may be adopted, at any duly constituted meeting of the shareholders or board of directors (the notice of which meeting either includes mention of the proposed action relative to the bylaws or is waived pursuant to Section

      3.03 or Section 4.04 above) or, alternatively, by unanimous written consent to corporate action without a meeting of the shareholders or the board of directors pursuant to Section 3.14 or

      Section 4.11 above. If, however, any such action arises as a matter of necessity at any such meeting and is otherwise proper, no notice thereof will be required.

           The undersigned President and Secretary do hereby certify that the foregoing Bylaws were adopted by the Board of Directors of Circuit Research Labs, Inc. at their organizational and first meeting held February 28, 1978.





      Ronald R. Jones
      President




      Gary D. Clarkson
      Vice President & Secretary

      Amended May 21, 1998

      3.02. Special Meetings. Special meetings of the shareholders may be held whenever and wherever called for by the chairman of the board, the president or the board of directors, or by the written demand of the holders of not less than 50% of all issued and outstanding shares of the corporation entitled to vote at any such meeting.

        Any written demand by shareholders shall state the purpose or purposes of the proposed meeting, and business to be transacted at any such meeting shall be confined to the purposes stated in the notice thereof, and to such additional matters as the chairman of the meeting may rule to be germane to such purposes.


      Gary D.Clarkson
      President




      Dennis L. Drew
      Secretary Treasurer