Form 10QSB
period 1998-09-30
CIRCUIT RESEARCH LABS INC
filed 1998-11-13
CIK 725897

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1998
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

                   YES    X                           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                Outstanding at
           Class                                September 30, 1998

      Common stock, $.10 par value                   410,182

                                                           Page
                                                           number



Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         September 30, 1998 (Unaudited) and
         December 31, 1997                                   2

       Consolidated Condensed Statements of
         Operations - Three and nine months ended
         September 30, 1998 and 1997 (Unaudited)             4

       Consolidated Condensed Statements of Cash
         Flows -  Nine months ended September 30, 1998
         and 1997 (Unaudited)                                5

       Notes to Consolidated Condensed Financial
         Statements (Unaudited)                              6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                       8



Part II. OTHER INFORMATION:


   Item 5.   Other Information                             12

   Item 6.  Exhibits and Reports on Form 8-K               12

   Signatures                                              13

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                              September 30,  December 31,
                                                     1998          1997
                                              (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $ 130,884      $  119,851
   Securities available-for-sale                492,430          89,607
   Accounts receivable, less allowance for
      doubtful accounts of $6,520               214,758         112,320

   Inventories:
      Raw materials and supplies                143,406         176,439
      Work in process                           270,852         289,690
      Finished goods                            517,274         416,996

Total inventories                               931,532         883,125

   Prepaid expenses and other                    58,254         58,346

      Total current assets                    1,827,858       1,263,249

PROPERTY, PLANT AND EQUIPMENT:
   Land                                         130,869         130,869
   Building and improvements                    503,000         497,004
   Furniture and fixtures                       305,072         300,628
   Machinery and equipment                      604,456         599,864

   Total                                      1,543,397       1,528,365
   Less accumulated depreciation              1,041,458         996,810

      Property, plant and equipment - net       501,939         531,555


OTHER ASSETS - NET                                9,447          51,794

TOTAL                                        $2,339,244      $1,846,598


                                                (continued)

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                            September 30,     December 31,
                                                    1998             1997
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                            $ 37,175        $  53,382
   Accrued salaries and benefits                 42,876           63,086
   Accrued professional fees                     19,721           29,302
   Customer deposits                             30,105           26,180
   Other accrued expenses and liabilities        27,386            7,315
   Long-term debt - current portion              11,080           16,481

      Total current liabilities                 168,343          195,746


LONG-TERM DEBT - LESS CURRENT PORTION             9,881          105,656

      Total liabilities                         178,224          301,402

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized
      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 597,682 shares issued   59,768           59,768
   Additional paid-in capital                 1,247,240        1,247,240
   Retained earnings                          1,035,652          238,188
                                              2,342,660        1,545,196
   Less, common stock in treasury - at cost,
      187,500 shares                           (181,640)
Total stockholders' equity                    2,161,020        1,545,196

TOTAL                                        $2,339,244       $1,846,598

See accompanying notes to consolidated condensed financial statements.

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                    1998      1997       1998        1997

NET SALES                       $421,598  $557,549  $1,263,473 $1,574,688

COST OF GOODS SOLD               191,158   267,040     561,893    751,228

   Gross profit                  230,440   290,509     701,580    823,460

OPERATING EXPENSES:
    Selling,  general  and
      administrative             209,982   252,787     735,319    725,130
   Research and development       61,837    52,501     175,176    157,714

   Total operating expenses      271,819   305,288     910,495    882,844

LOSS FROM OPERATIONS             (41,379)  (14,779)   (208,915)   (59,384)

OTHER INCOME (EXPENSE):
   Proceeds from officer's life
   insurance in excess of cash
   surrender value                                   1,000,681
   Interest and other income      14,785     1,147      24,854     4,923
   Interest expense                         (3,151)    (19,156)   (9,677)

   Total other income (expense)   14,785    (2,004)  1,006,379    (4,754)

(LOSS) INCOME BEFORE INCOME TAX  (26,594)  (16,783)    797,464   (64,138)

INCOME TAX  EXPENSE                                                3,050

NET (LOSS) INCOME              $ (26,594)  $(16,783) $ 797,464 $ (67,188)

(LOSS) INCOME PER COMMON SHARE
    Basic                          $(06.)     $(.03)     $1.62     $(.11)
    Diluted                                              $1.60
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES  OUTSTANDING -
   Basic                         410,182     597,682    493,515   597,682
   Diluted                                   497,238


See accompanying notes to consolidated condensed financial statements.

                 CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    Nine Months Ended
                                                    September 30,
                                                       1998          1997
OPERATING  ACTIVITIES:

NET INCOME  (LOSS)                                 $797,464       $(67,188)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                      45,909         58,306
  Proceeds from officer's life insurance in
    excess of cash surrender value               (1,000,681)
  Changes in assets and liabilities:
     Accounts receivable                           (102,438)       (47,810)
       Inventories                                  (48,407)        38,734
     Prepaid expenses and other assets                8,808          4,642
       Accounts payable, accrued expenses and
       customer deposits                            (22,002)       (44,638)

NET CASH USED IN OPERATING ACTIVITIES              (321,347)       (57,954)
INVESTING ACTIVITIES:
  Proceeds from officer's life insurance           1,033,051
  Purchase of securities                          (1,463,156)      (118,833)
  Proceeds from sale or maturity of securities     1,060,333        227,438
  Capital expenditures                               (15,032)       (15,068)
NET CASH PROVIDED BY INVESTING ACTIVITIES            615,196         93,537

FINANCING ACTIVITIES:
  Principal payments on  long-term debt             (101,176)       (15,804)
  Purchase of treasury shares                       (181,640)

NET CASH USED IN FINANCING ACTIVITIES               (282,816)       (15,804)
NET INCREASE IN CASH AND CASH EQUIVALENTS             11,033         19,779

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                             119,851         48,048

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $130,884       $ 67,827

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                             $19,156        $ 9,677
  Cash paid for income taxes                                        $ 3,050


See accompanying notes to consolidated condensed financial statements.

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 1998 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1998 and 1997 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 have been prepared without audit.

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

2. The following is a reconciliation of the numerators and denominators of basic and diluted income per share for the nine month period ended September 30, 1998. For the three months ended September 30, 1998 and the three and nine months ended September 30, 1997, the effects of 15,312 total shares related to options to purchase common stock were not used for computing diluted earnings per share because the results would be antidulitive.

                                    Nine months ended September 30, 1998
                                  Income          Shares        Per-Share
                                (Numerator)    (Denominator)     Amounts

Basic                           $  797,464         493,515        $ 1.62
Effect of Dilutive Securities                        3,723

Diluted                         $  797,464         497,238        $ 1.60



3. The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive (loss) income for the three and nine months ended September 30, 1998 was $(26,594) and $797,464, respectively. Comprehensive loss for the three and nine months ended September 30, 1997 was the same as net loss for these periods.

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

6. On May 31, 1998, Gary M. Hamker resigned as a member of the Company's Board of Directors.

7. On July 16, 1998, the Company paid Royce T. Jones $98,000 as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company. Such amount is included in selling, general and administrative expenses. On July 21, 1998, Royce T. Jones resigned as a member of the Company's Board of Directors.

Item.  2

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources


       The Company had net working capital of approximately $1,660,000 and the ratio of current assets to current liabilities was 10.86 to 1 at September 30, 1998. At December 31, 1997, the Company had net working capital of approximately $1,068,000 and a current ratio of 6.45 to 1.

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

      Securities increased from $90,000 at December 31, 1997 to $492,000 at September 30, 1998. The increase was the result of the investment of the proceeds of the insurance policy mentioned above. The estimated fair value of the Company's securities at June 30, 1998 was $492,000.

       Accounts receivable of $215,000 at September 30, 1998 compared to $112,000 at December 31, 1997. Accounts receivable as a percentage of sales for the three months ended September 30, 1998 was 51% as compared to 30% for the three months ended December 31, 1997. One large credit sale in September accounted for the difference.

       Total inventories were $932,000 at September 30, 1998 compared to total inventories of $883,000 at December 31, 1997. The increase is the result of lower than expected sales for the first nine months of 1998.

       Net cash used in operating activities increased from $58,000 for the nine months ended September 30, 1997 to $321,000 for the nine months ended September 30, 1998, primarily as the result of the increase in the loss from operations from $59,000 to $209,000 for the comparable periods, as well as the increase in receivables and inventories discussed above.

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

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Net sales for the third quarter of 1998 totaled $422,000 compared to the third quarter sales in 1997 of $558,000. The Company continues to experience slower demand across its product lines, in both domestic and international markets.

       Cost of goods sold was 45% of net sales for the third quarter ended September 30, 1998 compared to 48% for the same period in 1997. The cost of goods sold for the nine-month period ended September 30, 1998 was 44% compared to 48% for the same period of 1997.

       Selling, general and administrative expenses were $210,000 in the third quarter of 1998 compared to selling, general and administrative expenses of $253,000 for the third quarter of 1997. Selling, general and administrative expenses were $735,000 in the nine months ended September 30, 1998 compared to selling, general and administrative expenses of $725,000 for the nine months ended September 30, 1997. There was an overall decrease in selling, general and administrative expenses in 1998 except for the payment of $98,000 as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones may have had against the Company.

       Research and development expense in the second quarter of 1998 totaled $62,000, compared to the 1997 third quarter total of $53,000.

       Proceeds from the gain on officer's life insurance in excess of cash surrender value of $1,001,000 was the result of the proceeds of an insurance policy payable upon the death of Ronald R. Jones.

       Interest and other income of $14,800 for the third quarter of 1998 compared to $1,100 for the third quarter of 1997. The increase was the result of more funds invested as a result of the insurance proceeds.

       In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility, and therefore the Company incurred no interest expense during the third quarter of 1998. Interest expense of $3,200 for the third quarter of 1997 consists of the interest cost on this mortgage.

       For the three and nine months ended September 30, 1998, there is no income tax provision primarily because the proceeds from officer's life insurance is not expected to be included in taxable income, and any remaining income tax benefit has been offset by an increase in the valuation allowance, as utilization of such benefit is not reasonably assured.

       Net loss for the third quarter of 1998 was $27,000 compared to a net loss of $17,000 for the third quarter of 1997.

Year 2000 Readiness Disclosure

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. This is referred to as the "Y2K" problem.

In February 1998, the Company's board of directors passed a plan (the "Year 2000 Plan") that the Company developed to achieve Year 2000 readiness. The Year 2000 Plan is intended to remediate the Year 2000 issue in all categories of systems in use by CRL so that CRL may continue its operations without interruptions or with minimal disruptions. The Year 2000 Plan, which also allocated financial resources to assure Y2K compliance, is outlined below.

State of Readiness

Computer hardware - CRL uses Personal Computers ("PC") linked together in a network. These PCs are upgraded periodically to increase efficiency and to stay current with new technology. Any hardware that is not currently Y2K compliant will be upgraded by year-end 1998. It is not anticipated that there will be any substantial additional expenses incurred in these upgrades.

Accounting software - CRL is under contract with a software company for CRL's accounting software. It is anticipated that this software will be Y2K compliant by year-end 1998. Since CRL is under contract with this software company, this compliance is handled as a normal upgrade of software, and CRL should not experience any additional expenses or delays in operations.

Internal developmental and operational software - CRL is currently evaluating all internal software used in development of products and in internal Company operations. It is anticipated that no substantial cost will be incurred in bringing all internal developmental and operational software to compliance. These programs are off- the-shelf products, which will either be upgraded or replaced by an alternative product that is compliant.

Suppliers - CRL has a significant inventory of raw materials. It is estimated that the Company could continue to manufacture products for 3 months with current supplies of raw materials. This quantity of raw materials is expected to be the same at year-end 1999. If a supplier were unable to deliver after this three-month period due to Y2K non-compliance, CRL would look for an alternative supplier, or redesign the product to use an alternative, available part. CRL feels that either one of these alternatives could be realized without significant additional expense or loss of revenue. CRL is currently requesting Y2K compliance documentation from its major suppliers.

Shipping and freight companies - CRL uses several methods and companies to ship products to customers. The Company feels that due to the abundance of alternatives available there should not be a problem distributing products. CRL has no method of assuring compliance from public transportation and shipping, Postal Service, FAA etc., which could adversely affect the Company's ability to deliver products.

CRL's products - Three of CRL's products contain embedded chips, which need to be Y2K compliant. The Company has identified all products that were shipped with non-Y2K compliant chips and is notifying these customers that a free software upgrade is available to make these chips

Y2K compliant. The number of products shipped with non-Y2K compliant chips is small and the cost to supply the Y2K compliant software is insignificant to the Company. All products that are currently in inventory and that are currently being manufactured contain embedded chips, which are Y2K compliant

CRL's dealers - CRL is currently requesting Y2K compliance documentation from major dealers who purchase the Company's products on credit to insure that there will be no delay of payment of invoices.

Cost

The Board of Directors of CRL has allocated $10,000 for the Company's estimated cost of Y2K compliance. The estimated cost of new hardware, software and manpower to become Y2K compliant was used to determine this estimated cost.

Risk

CRL believes that its internal operations will be Y2K compliant, and there will be no material interruption in operations. However, due to the general uncertainty inherent in the Y2K problem, resulting from the uncertainty of the Y2K readiness of third-party supplies and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's result of operations, liquidity or financial condition. CRL believes that, with the implementation of the Y2K plan initiated by the board of directors, that the possibility of significant interruptions in normal operations should be reduced.


Contingency Plans

Internal Y2K compliance will be completed prior to June 30, 1999. Any unexpected problems associated with internal compliance will be remedied with alternative available hardware or software. Contingency plans with external companies will be accomplished by having alternative supplies and shippers. This should minimize the potential risk of interruptions to operations.

Forward Looking Information

      This 10QSB includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, stability of the regulatory environment, the Company's ability to become Y2K compliant, and other risk detailed from time to time in the Company's filings. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

      (a) Exhibits included herein: none

      (b) Reports on Form 8-K: none

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE:  November 13, 1998
                                       BY /s/Gary D. Clarkson
                                       Gary D. Clarkson

                                       President (Authorized Officer for
                                       signature)