Form 10KSB
period 1998-12-31
CIRCUIT RESEARCH LABS INC
filed 1999-04-12
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-KSB

                        Annual Report Under Section 13 or 15(d) of
                            The Securities Exchange Act of 1934


             December 31, 1998                                 0-11353
             (For the year ended)                         (Commission File No.)
                              CIRCUIT  RESEARCH  LABS,  INC.
                      Arizona                                  86-0344671
       State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization
                          Address of principal executive offices:

                        2522 West Geneva Drive Tempe, Arizona 85282

                       Registrant's Telephone No.  (602) 438-0888

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


        The registrant's revenues for fiscal 1998 were $ 1,516,613.

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on February 26, 1999, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $433,305.

        At February 26, 1999, 410,182 shares of the registrant's common stock were issued and outstanding.

        The registrant's December 31, 1998 Annual Report to Stockholders is incorporated by reference in Parts I, II and III.

                            Exhibit Index located on page Ten.

                                CIRCUIT RESEARCH LABS, INC.

                           INDEX TO ANNUAL REPORT ON FORM 10-KSB


        PART I                                                      Page

        Item 1         Description of Business                         3

        Item 2         Description of Property                         3

        Item 3         Legal Proceedings                               3

        Item 4         Submission of Matters to a Vote of
                       Security Holders                                3


        PART II

        Item 5         Market for Common Equity and Related
                       Stockholder Matters                             4

        Item 6         Management's Discussion and Analysis or
                       Plan of Operations                              4

        Item 7         Financial Statements                            4

        Item 8         Changes in and Disagreements with
                       Accountants on Accountingand Financial
                       Disclosure                                      4


        PART III

        Item 9         Directors, Executive Officers, Promoters
                       and Control Persons: Compliance with
                       Section 16(a) of the Exchange Act               5

        Item 10   Executive Compensation                               7

        Item 11   Security Ownership of Certain Beneficial Owners
                  and Management                                       9

        Item 12   Certain Relationships and Related Transactions      10

        Item 13   Exhibits and Reports on Form 8-K                    10

                                          PART  I

     ITEM 1 - DESCRIPTION OF BUSINESS

     General


     Circuit Research Labs, Inc. (the "Company") had been involved in the business of manufacturing and selling audio processing equipment to radio and television stations. The high cost of marketing the Company's products resulted in operating losses for five of the last six years, including 1998. The Company's Board of Directors has proposed dissolution of the Company, subject to the approval of the shareholders, pursuant to Arizona law. A meeting of the shareholders has been scheduled for May 11, 1999, to vote on the dissolution proposal.


     ITEM 2 - DESCRIPTION OF PROPERTY

     In June 1983, the Company contracted for the purchase of land and construction of a building at 2522 West Geneva Drive, Tempe, Arizona. In February 1984, the Company moved its operations into this 5,300 square foot building on a 37,500 square foot parcel of land that currently houses the Company's executive, administrative, sales and research facilities. This property was subject to a mortgage collateralizing the property referred to in Note 6 to the Company's 1998 Consolidated Financial Statements. This mortgage was fully paid off in 1998.

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

                                         PART  II


     ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     This information is incorporated by reference to "Stock Market Information" on page 22 of the 1998 Report.

     Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



     ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 3 through 8 of the 1998 Report.


     ITEM 7 - FINANCIAL STATEMENTS


     This information is incorporated by reference to the Consolidated Financial Statements on pages 10 through 23 of the 1998 Report.

     ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                         PART  III

      ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Name                Age                 Position


     Gary D. Clarkson         46                  Chief Executive Officer,
                                                  President and a Director
     Erle M. Constable        80                  Assistant Treasurer and
                                                  Director
     Carl E. Matthusen        55                  Director
     Dennis L. Drew           53                  Secretary/Treasurer and Vice
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

     ITEM 10 - EXECUTIVE COMPENSATION

     The Company did not pay any individual cash compensation in excess of $100,000 for services provided during the fiscal year. The following table sets forth compensation paid or accrued to the chief executive officer during each of the three years ended December 31, 1998.


                                 Summary Compensation Table
        Name and                                          Other
        Principal Position            Year      Salary    Bonus     Compensation

        Gary D. Clarkson
        President and
        Chairman of the Board         1998      $69,982   -0-       $2,321(2)


        Ronald R. Jones(1)
        Former President and
        Chairman of the Board         1998      $ 4,194             $3,571(2)
                                      1997       72,696   -0-         -0-
                                      1996       72,696   -0-        2,022(2)

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

     Compensation of Directors

     During the year ended December 31, 1998, directors received no compensation for attending meetings.

     Employee Pension Plan

     The Company sponsors the CRL, INC. 401(k) PROFIT SHARING PLAN (the "Plan") for the benefit of all employees meeting certain eligibility requirements. Under the Plan, participants are permitted to make pre-tax contributions to their plan accounts. The Company will match 50% of a participant's contributions up to a maximum Company matching contribution of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of annual compensation. In addition, the Company, at its sole discretion, may make an annual profit sharing contribution to the Plan out of its current or accumulated profits. The annual contribution, if any, is allocated to participants based upon each participant's annual compensation. The Company has not made an annual contribution and currently has no plans to do so. The Company did not make a contribution to the account of the individual listed in the preceding cash compensation table for the year ended December 31, 1998.



      Stock Purchase Plan

      The Company has an employee stock purchase plan which is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $50 per week and shares are purchased at the market price, by a nonaffiliated dealer on the open market. During 1998, one employee participated in this plan.


      Stock Options

      In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers,
      directors, and consultants.   No options were granted to any officer or
      director in 1998.

        ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        A. Security Ownership of Certain Beneficial Owners
        As of February 26, 1999, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common
         Stock:

                                                  Amount and
                           Name and Address of    Nature of          Percent
       Title of Class      Beneficial Owner       Beneficial Owner   of Class(1)

        $.10 par value
          common           Gary D. Clarkson        121,312            30%
                                 of
                           Circuit Research Labs, Inc.
                           2522 West Geneva Drive
                           Tempe, Arizona 85282

        (1)  On the basis of 410,182 shares outstanding on February 26, 1999.

        B. Security  Ownership of Management
        The stock ownership by directors and officers of the Company as of February 26, 1999 is set forth below. Each person named exercises sole voting power over all shares beneficially owned.

                                                Amount and
                            Name and            Nature of
                            Address of          Beneficial           Percent
        Title of Class      Beneficial Owner    Owner               of Class(4)


        $.10 par value
          common            Gary D. Clarkson    121,312              29.0%
        $.10 par value
          common            Erle M. Constable     2,500(1)            *
        $.10 par value
          common            Carl E. Matthusen     1,250(2)            *
        $.10 par value
          common            Dennis L. Drew        5,000(3)            *
                                All of
                            Circuit Research Labs, Inc.
                            2522 West Geneva Drive
                            Tempe, Arizona 85282

    Officer and directors as a group (4 persons)  130,062(5)         31.1%

       (1) 938 shares owned; 1,562 shares under exercisable options. Held as community property with Eugenia Constable.
       (2)  No shares owned; 1,250 shares under exercisable options.
       (3)  No shares owned; 5,000 shares under exercisable options.
       (4) Percentage is calculated on the basis that all director and officer shares under options presently excersable are deemed outstanding, a total of 417,994.
        *   Less than 1%.

        ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference to Notes 6 and 7 of the Consolidated Financial Statements on pages 18 and 19 of the 1998 Report.

        ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


       The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 1998 and are incorporated by reference in Item 7:

                    Consolidated balance sheets - December 31, 1998 and 1997. Consolidated statements of operations - Years ended December 31, 1998 and 1997.
                    Consolidated statements of stockholders' equity - Years ended December 31, 1998 and 1997.
                    Consolidated statements of cash flows - Years ended December 31, 1998 and 1997.
                    Notes to consolidated financial statements - Years ended December 31, 1998 and 1997.


                                       Exhibit Index
         (a) Exhibit No.

             23   Consent of Deloitte & Touche LLP - see page 11.

            In addition to the exhibits previously described, the Company hereby incorporates the following exhibits by reference pursuant to Rule 12B-32, each of which was filed as an exhibit to the Company's Registration Statement on Form S-18 which was effective October 14, 1983, and subsequent filings in a timely manner.

              3   Articles of Incorporation as Amended and Bylaws previously filed and incorporated herein by reference.

             10    Stock Option Plan previously filed and incorporated herein by reference 1994 Stock Option Plan previously filed and incorporated herein by reference.

             13   1998 Annual Report to Security Holders incorporated by
       reference previous Annual Reports to Security Holders and Forms 10-Q were previously filed in a timely manner and are incorporated herein by
    	  reference.

             21   Subsidiaries of the Registrant - CRL International, Inc. the
       Company's wholly-owned Foreign Sales Corporation was incorporated in Guam in January 1991.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of 1998.

        INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Registration Statement No. 33-82176 of Circuit Research Labs, Inc. on Form S-8 of our report dated March 20, 1999 incorporated by reference in this Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 1998.





        DELOITTE & TOUCHE LLP

        Phoenix, Arizona

        March 30, 1999

        Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CIRCUIT RESEARCH LABS, INC.
                                           Registrant
        Date:          March 29, 1999      By   /s/ Gary D. Clarkson

                                           Gary D. Clarkson, Chief Executive
                                           Officer and Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Date:          March 29, 1999           By   /s/ Gary D. Clarkson
                                                Gary D. Clarkson, Chief
                                                Executive Officer and
                                                Director (Principal Executive
                                                Officer)


        Date:          March 29, 1999           By   /s/ Erle M. Constable

                                                Erle M. Constable, Director

        Date:          March 29, 1999           By   /s/ Carl E. Matthusen
                                                Carl E. Matthusen, Director

        Date:          March 29, 1999           By   /s/ Dennis L. Drew
                                                Dennis L. Drew,

                                                Secretary/Treasurer Vice
                                                President Operations,
                                                Controller,

                           CIRCUIT RESEARCH LABS, INC.

CORPORATE PROFILE

Circuit Research Labs, Inc. (the "Company") had been involved in the business of manufacturing and selling audio processing equipment to radio and television stations. The high cost of marketing the Company's products resulted in operating losses for five of the last six years, including 1998. The Company has discontinued production and is selling its inventory. The Company's Board of Directors has proposed dissolution of the Company, subject to the approval of the shareholders, pursuant to Arizona law. A meeting of the shareholders has been scheduled for May 11, 1999, to vote on the dissolution proposal.

SELECTED FINANCIAL INFORMATION
                                        YEARS ENDED DECEMBER 31
                       1998        1997         1996         1995         1994
Operating Highlights

Net sales        $1,516,613   $1,953,521   $2,524,870   $1,884,402   $2,074,716
Other income      1,033,940       11,184       16,860       26,524       29,596
Total revenues    2,550,553    1,964,705    2,541,730    1,910,926    2,104,312

Net income (loss)     9,011     (262,296)     123,160     (306,720)     (92,427)
Net income (loss) per
Common share - basic
and diluted           $ .02         (.44)         .21         (.51)        (.15)
Weighted average number of
common shares
outstanding         474,394       597,682      597,682      597,682      597,682

Balance Sheet Highlights

Current assets   $1,097,527    $1,263,249   $1,431,175   $1,389,754   $1,466,831
Current liabilities 160,007       195,746      239,811      321,974      133,355
Total assets      1,532,574     1,846,598    2,169,590    2,149,670    2,236,761
Long-term obligations     0       105,656      122,287      138,458      112,354
Total liabilities   160,007       301,402      362,098      460,432      245,709
Stockholders'
equity            1,372,567     1,545,196    1,807,492    1,689,238    1,991,052
No cash dividends have been declared.
Key Statistics

Current ratio          6.86          6.45         5.97         4.32        11.00
Working capital    $937,520    $1,067,503   $1,191,364   $1,067,780   $1,333,476
Order backlog       $53,785      $138,570     $228,350     $566,720     $103,000
Employees                22            24           35           25           20



Circuit Research Labs, Inc.
2522 W. Geneva Dr  Tempe, AZ USA 85282
Fax 1(602)438-8227  Tel 1(602)438-0888


 To CRL Shareholders,

     CRL announced the company was being offered for sale on January 26, 1999. Many of you either saw it in the business section of your paper or heard from other sources. This decision was made after many hours of study by the Board of Directors and officers.

     Financially, the company is on sound footing having received a major input of funds in 1998 from life insurance the company carried on Ronald R. Jones, former Chairman of the Board, President and CEO as well as co-founder of the company. Unfortunately, operations in 1998 produced a negative cash flow and therefore used a considerable portion of the insurance funds.

     Looking closely at CRL's product line, we realized we were not being completely competitive and up-to-date in our technology for the US marketplace. We have neither the manpower nor the cash reserves to completely redesign the major product line and put on an aggressive sale campaign. Internationally, our products were quite adequate for the market but supporting a major foreign marketing campaign for our low volume of sales is one of the reasons for losses in several of the recent years.

     Our market is a narrow one - radio and TV stations.   With the merger mania
in the US where stations are bought for high prices - no budget remains for new equipment. Abroad, our representatives in Asia and Latin America find that obtaining dollars is almost impossible.

     To date, efforts to sell the company have been unsuccessful. No credible offers have been received to buy the company. Therefore, we are closing down completely and turning our assets into cash. Subject to your approval requested in the proxy statement, the company will dissolve and distribute to its shareholders its remaining cash in an amount to be determined by the final cash balance, after paying all obligations, divided by the number of shares.

     We are aware that closing the operation and dissolving leaves a possible risk of unknown liabilities. But with annual audits by a major accounting firm since 1983 and no litigation in the history of the Company, we believe the risk is minimal.

Very Truly Yours,


Gary Clarkson
President


CIRCUIT RESEARCH LABS, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS YEARS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS
The following tables set forth financial information for each of the four quarters of the year ended December 31, 1998 and for the years ended December 31, 1998 and 1997.


                                                                 1998 Quarters
Ended
                               March 31      June 30  September 30  December 31

Net sales                    $  517,210    $ 324,665     $ 421,598     $253,140
Other income                  1,003,510        7,240        14,785        8,405

Total revenues               $1,520,720    $ 331,905     $ 436,383     $261,545

Gross profit on net sales   $   296,305    $ 174,835     $ 230,440    $(454,052)
Gross profit percent                57%          54%           55%        (179%)

Net income (loss)            $1,002,793    $(178,735)   $  (26,594)   $(788,453)

Net income (loss) percent of
 net sales                         194%         (55%)          (6%)       (311%)

Income (loss) per share -
basic and diluted                 $1.68        $(.38)        $(.06)      $(1.92)


                                            Years Ended December 31
                                                1998                1997

Net sales                                $  1,516,613          $1,953,521
Other income                                1,033,940              11,184

Total revenues                           $  2,550,553          $1,964,705

Gross profit on net sales               $     247,528            $962,895
Gross profit percent                              16%                 49%

Net income (loss)                        $      9,011       $    (262,296)
Net income (loss) percent of net sales            .1%                (13%)
Income (loss) per share - basic and diluted     $ .02              $ (.44)

The primary factors affecting the results of the Company's 1998 operations compared to 1997 are a continued decrease in sales. Net sales in 1998 decreased 22.4% to $1,517,000 compared to $1,954,000 for 1997. The decrease is the result of slow demand for CRL's audio processing equipment, in both the domestic and international markets.

Cost of goods sold in 1998 was 84% of net sales compared to 51% in 1997. The increase was due to the $552,000 increase in the obsolescence reserve for inventory. The decision to cease production in anticipation of the proposed dissolution of the Company resulted in the reduction of net realizable value of the inventory.

Selling, general and administrative expense in 1998 of $900,000 was lower than selling, general and administrative expense in 1997 of $996,000 due primarily to a decrease in personnel and international travel.

Research and development expense for the year ended December 31, 1998 was $255,000, an increase of $36,000 compared to $219,000 for the same period of 1997. The increase was the result of higher salaries and developmental cost.

Other income (expense) for the year ended December 31, 1998 of $916,000 includes $1,001,000 excess of officers life insurance proceeds received over the policy's cash surrender value from an insurance policy payable upon the death of Ronald
R. Jones. Interest and other income and expense consists of $33,000 of interest income from investments, $20,000 of interest expense and $98,000 paid to Royce
T. Jones as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company.

FINANCIAL POSITION

At December 31, 1998, the Company had net working capital of $938,000 and a current ratio of 6.86 to 1. In 1998, net cash used in operating activities increased to $325,000 from $42,000 in 1997, primarily as the result of the Company's operating losses.

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

Receivables at December 31, 1998 of $88,000 were $24,000 lower than the December 31, 1997 balance of $112,000. The decrease was due to the decrease in sales in 1998. The Company's credit policy remains the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

Inventories were $385,000 at December 31, 1998 compared to $883,000 at December 31, 1997. The decision to cease production in anticipation of the proposed dissolution of the Company resulted in the reduction of net realizable value of the inventory.

The decrease was due to the $552,000 increase in the obsolescence reserve for inventory. The proposed dissolution of the Company resulted in the net realizable value of the inventory being re-evaluated assuming dissolution of the Company in 1999.

There were no major capital expenditures in 1998, and none are anticipated for 1999.

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


CIRCUIT RESEARCH LABS, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS YEARS ENDED DECEMBER 31, 1997 AND 1996

RESULTS OF OPERATIONS
The following tables set forth financial information for each of the four quarters of the year ended December 31, 1997 and for the years ended December 31, 1997 and 1996.


1997 Quarters Ended
                              March 31     June 30     September 30  December 31

Net sales                    $ 510,851   $ 506,287       $  557,549     $378,834
Other income                     1,587       2,189            1,147        6,261

Total revenues               $ 512,438   $ 508,476       $  558,696     $385,095

Gross profit on net sales    $ 304,014   $ 228,936       $  290,509     $139,436
Gross profit percent               60%         45%              52%          37%

Net income (loss)            $     812   $ (51,218)      $  (16,783)  $(195,107)

Net income (loss) percent of
net sales                           0%        (10%)             (3%)       (51%)

Income (loss) per share          $.00        $(.09)           $(.03)      $(.32)

                                        Years Ended December 31
                                                 1997                1996

Net sales                                 $ 1,953,521         $ 2,524,870
Other income                                   11,184              16,860

Total revenues                            $ 1,964,705         $ 2,541,730

Gross profit on net sales                $    962,895         $ 1,397,664
Gross profit percent                              49%                 55%

Net (loss) income                         $  (262,296)        $   123,160
Net (loss) income  percent                       (13%)                 5%
(Loss) income  per share                        $(.44)              $. 21

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

Cost of goods sold in 1997 was 51% of net sales compared to 45% in 1996. The increase is the result of the expected lower profit margins in the sales of package paging systems and CRL's circuit board assembly division. The current profit margins are expected to continue in the future. The Company also increased its reserve for obsolete inventory, which also contributed to the increase in cost of goods sold. The cost of goods sold on CRL's main product lines for the year ended December 31, 1997 was 41% which was comparable to 38% for the same period of 1996.

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

On February 6, 1998, the Company received $1,033,000 as proceeds of an insurance policy payable upon the death of Ronald R. Jones. Pursuant to an agreement between the Company and Ronald R. Jones, the Company repurchased all of Ronald
R. Jones' 187,500 shares from the estate of Ronald R. Jones for the price of $181,640. The Company also paid off the balance of the mortgage note collateralized by the Company's operating facility. The balance of the funds were available for operations.

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

These documents include "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1996. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.






INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona


We have audited the accompanying consolidated balance sheets of Circuit Research Labs, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, on January 25, 1999, the Company announced that it was being offered for sale. Subsequently, on March 9, 1999, the Company announced that it was curtailing production of its products effective immediately; but would continue to sell its products from inventory. The Company's Board of Directors has proposed dissolution of the Company subject to a vote of the shareholders.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 22, 1999


CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                 1998                1997

CURRENT ASSETS:
    Cash                                            $ 128,691          $119,851
    Securities available-for-sale (Note 3)            486,961            89,607
    Accounts receivable, less allowance for
    doubtful accounts of $6,520 in 1998 and 1997       87,942           112,320
    Inventories (Note 4)                              384,367           883,125
    Prepaid expenses and other                          9,566            58,346
          Total current assets                      1,097,527         1,263,249

PROPERTY, PLANT AND EQUIPMENT - Net (Notes
5 and 6)                                              433,737           531,555
OTHER ASSETS - Net                                      1,310            51,794
TOTAL                                              $1,532,574        $1,846,598

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $   44,748         $  53,382
    Accrued salaries and benefits                      36,703            63,086
    Accrued professional fees                          27,986            29,302
    Customer deposits                                  17,355            26,180
    Other accrued expenses and liabilities             12,215             7,315
    Current portion of long-term debt (Note 6)         21,000            16,481
          Total current liabilities                   160,007           195,746

LONG-TERM DEBT - Net of current portion (Note 6)            0           105,656
         Total liabilities                            160,007           301,402

COMMITMENTS AND CONTINGENCIES (Notes 1, 2,and 10)
STOCKHOLDERS' EQUITY (Notes 2 and 7):
 Preferred stock, $100 par value - authorized,
 500,000 shares, None issued
 Common stock, $.10 par value - authorized,
 20,000,000 shares 579,682 shares issued               59,768            59,768
 Additional paid-in capital                         1,247,240         1,247,240
 Retained earnings                                    247,199           238,188
 Less treasury stock at cost 187,500 shares          (181,640)                0
         Total stockholders' equity                 1,372,567         1,545,196
TOTAL                                              $1,532,574        $1,846,598

See notes to consolidated financial statements.
CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998               1997

NET SALES (Note 10)                               $ 1,516,613        $1,953,521

COST OF GOODS SOLD                                  1,269,085           990,626

Gross profit                                          247,528           962,895

OPERATING EXPENSES (Note 11):
    Selling, general and administrative               899,535           995,550
    Research and development                          254,717           219,090
Total operating expenses                            1,154,252         1,214,640

 LOSS FROM OPERATIONS                               (906,724)          (251,745)

OTHER INCOME (EXPENSE):
   Life insurance proceeds (Note 1)                  1,000,681
   Interest and other income                           33,259            11,184
   Interest and other expense (net) (Note 1)        (118,205)           (18,685)

Total other income (expense)                           915,735           (7,501)

INCOME  (LOSS) BEFORE INCOME TAX
PROVISION                                                9,011         (259,246)

INCOME TAX PROVISION  (Note 9):                              0            3,050

NET INCOME (LOSS)                                      $ 9,011        $(262,296)
INCOME (LOSS) PER COMMON SHARE - BASIC AND
DILUTED (Note 8)                                          $.02            $(.44)

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997

                               Additional
                     Common    Paid-in       Retained     Treasury
                     Stock     Capital       Earnings       Stock        Total
BALANCE,
JANUARY 1, 1997    $ 59,768  $ 1,247,240    $ 500,484               $ 1,807,492

Net loss                  0            0     (262,296)         0       (262,296)

BALANCE,
DECEMBER 31, 1997    59,768    1,247,240      238,188                 1,545,196

Purchase of Treasury
stock                                                    ($181,640)    (181,640)
Net income                0            0        9,011                     9,011

BALANCE,
DECEMBER 31, 1998  $ 59,768  $ 1,247,240    $ 247,199    ($181,640)  $ 1,372,567


 See notes to consolidated financial statements.


CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998          1997
OPERATING ACTIVITIES:

Net income (loss)                                       $ 9,011   $(262,296)
Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
   Depreciation and amortization                        126,215     103,866
   Proceeds from officer's life insurance in
   excess of cash surrender value                    (1,000,681)          0
   Loss on disposal of assets                                        10,382
   Increase in inventory reserves                       552,328      44,000
   Changes in assets and liabilities:
         Accounts receivable                             24,378      77,296
         Inventories                                    (53,570)     28,797
         Prepaid expenses and other                      57,746       1,038
         Accounts payable and other accrued expenses    (40,258)    (45,318)

               Net cash used in operating activities   (324,831)    (42,235)

INVESTING ACTIVITIES:
    Capital expenditures                                (19,249)    (36,101)
    Proceeds on sale of fixed assets                                  3,000
    Purchase of securities                           (1,829,918)   (208,437)
    Proceeds from sale or maturity of securities      1,432,564     289,764
    Proceeds from officer's life insurance            1,033,051           0

               Net cash provided by investing
               activities                               616,448      48,226

FINANCING ACTIVITIES:
     Principal payments on long-term debt              (101,137)    (15,378)
     Redemption of life insurance cash surrender value   81,190
     Purchase of Treasury shares                       (181,640)          0

             Net cash (used in) provided by financing
             activities                                (282,777)     65,812

             NET INCREASE  IN CASH                        8,840      71,803

CASH, BEGINNING OF YEAR                                 119,851      48,048
CASH, END OF YEAR                                     $ 128,691    $119,851

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                           $  19,156    $ 18,685
     Cash paid for income taxes                                     $ 3,050
See notes to consolidated financial statements.


CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

The Company developed, manufactured and marketed audio processing and transmission encoding equipment for the broadcast and professional entertainment industries. In addition, the Company had become a value-added reseller of equipment to build RDS/RBDS paging systems. CRL configured the system to the customer's requirements and for an additional fee, could oversee the installation of the system. The Company also acted as a subcontractor for circuit board assemblies since December 4, 1995 when it purchased certain assets of Desert Assemblies, a former contractor and sub-assembler for the Company. (See note 2).

Significant to the Company's 1998 operations is the death of Ronald R. Jones, who was the President and a Director and Chief Executive Officer of the Company, who died on January 1, 1998. At a special meeting of the Board of Directors of the Company on January 2, 1998, Gary D. Clarkson was appointed President and Chief Executive Officer. Mr. Clarkson had been the Secretary/Treasurer and a Director of the Company, and was co-founder of the Company with Ronald Jones in 1974.

On February 6, 1998, the Company received $1,033,0051 as proceeds of an insurance policy payable upon the death of Ronald Jones. Pursuant to an agreement between the Company and Ronald Jones, the Company repurchased all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for the price of $181,640 and additionally paid $98,000 as a settlement of any and all claims the estate may have had against the Company. The repurchase took place on May 5, 1998.

Principles of Consolidation - The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries: CRL Systems, Inc., National Communications Research Center, Inc. ("NCRC") and CRL
International, Inc. (collectively, the "Company").   Significant intercompany
accounts and transactions have been eliminated in consolidation.

Significant acounting policies are as follows:

a. Securities available-for-sale are securities being held for indefinite periods of time, including securities that management intends to use for liquidity needs or that may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value, with the net, after-tax unrealized gain or loss recorded as a separate component of stockholders' equity with no effect on current results of operations. Realized gains and losses are included in other income and are computed using specific identification.

b. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

c. Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 2 to 5 years for furniture, fixtures, machinery and equipment, and 31.5 years for building and improvements.

d. Other assets consist principally of cash surrender values on officers' life insurance and patents at December 31, 1997 which are stated at cost less amortization computed on the straight-line method over the underlying asset's estimated useful life.

e. Long-lived assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying value of its long lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

f.   Revenue is recognized on sales of products at the time of shipment.

g.   Research and development costs are charged to expense as incurred.

h. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109. Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the tax rates that will be in effect when these differences reverse.

i. Financial instruments - SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" was adopted for the year ended December 31, 1996. SFAS No. 107 requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgement is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, securities available for-sale, receivables, accounts payable and long-term debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

j. Income (loss) per share - In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted income per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method.

k. New accounting pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which are effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers.
 The statements have no effect on the Company's financial position or results of operations. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
 SFAS No. 133, which will be effective for the Company's financial statements as of January 1, 2000, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the impact, if any, that will result from the adoption of this standard.

l. Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

m. Reclassification - Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in 1998.

2.   PROPOSED DISSOLUTION

  On January 25, 1999, the Company announced that it was being offered for sale. Subsequently, on March 9, 1999, the Company announced that it was curtailing the production of its products effective immediately; however it will continue to sell its products from inventory. The Company's Board of Directors has proposed dissolution of the Company subject to a vote of the shareholders, expected to take place during the second quarter of 1999.

  Because shareholder approval is needed to proceed with the Company's proposed dissolution, the Company's financial statements as of December 31, 1998, and for the year then ended are presented under the going concern basis. Had the proposed dissolution been approved by the shareholders, the Company's financial statements as of December 31, 1998, and for the year then ended would have been presented on a liquidation basis, where assets are valued at their estimated net realizable value and liabilities include the estimated costs of carrying out the dissolution. Under such presentation, the net assets available at liquidation would have been approximately $1,100,000, compared to $1,372,567 as presented under the going concern basis. Taking into account the projected operating losses of $350,000 through June 1999, including severance costs and professional fees, the Company estimates that net assets available for liquidation at an assumed June 30, 1999 dissolution date will be approximately $750,000. Estimates of net assets available at liquidation assume that the Company can sell its assets for an aggregate net cash price that is equal to book value at December 31, 1998, and that there will be no unusual or unanticipated costs which are not considered in the amounts above. There can be no assurance that these assumptions or the amount of projected operating losses or costs of dissolution will prove to be accurate.


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

A summary of the Company's securities is as follows at December 31:
                                                        1998          1997
Amortized cost and estimated fair value:
         United States Government Securities        $486,961       $89,607

At December 31, 1998, the United States Government Securities mature in 1999.

4.   INVENTORIES

Inventories consist of the following
at December 31:                                   1998         1997

Raw materials and supplies                     $280,563    $320,862
Work in process                                 250,909     289,690
Finished goods                549,646           416,996
Total                                         1,081,118   1,027,548
Less obsolescence reserve                      (696,751)   (144,423)
Inventories, net                              $ 384,367   $ 883,125

5.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:
                                                   1998        1997

Land                                         $  130,869   $ 130,869
Building and improvements                       503,000     497,004
Furniture and fixtures                          305,072     300,628
Machinery and equipment                         555,878     599,864
Total                                         1,494,819   1,528,365
Less accumulated depreciation                 1,061,082     996,810
Property, plant and equipment - net          $  433,737   $ 531,555

6.       LONG-TERM DEBT

Long-term debt consists of the following at December 31:        1998        1997

12.7% mortgage note collateralized by the Company's
operating facility requiring monthly principal and interest
payments of $1,913 through April 2004.                                  $ 95,166

Noninterest-bearing note issued in connection with acquisition of Desert Assemblies, requiring annual payments of $11,000
through January 2000                                           $21,000   30,000

Less unamortized discount based on imputed interest rate of 10%          (3,029)
Total                                                           21,000  122,137
Less current portion                                            21,000  (16,481)
Long-term debt, net of current portion                              $0 $105,656

On March 1998, the Company paid off the balance, plus accrued interest and early payment premium of $13,600 on the mortgage note collateralized by the Company's operating facility.

The remaining debt payable is expected to be paid in full in 1999 and is therefore classified as current.

7.        STOCKHOLDER'S  EQUITY

Until March 31, 1998, the Company was listed on the NASDAQ Small Cap market. In 1998, NASDAQ raised its requirements for continued listing requiring among other criteria, a public float of 500,000 shares, compared to the Company's public float of approximately 295,000 shares. NASDAQ also requires a minimum market value of the public float of $1,000,000, compared to the Company's public float at March 31, 1998 of approximately $590,000. In addition, the Company did not meet other new monetary tests. While the Company's common shares are no longer listed on the NASDAQ Small Cap market, as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options granted and not exercised under the Company's previous plan were cancelled and new options were granted. In accordance with the plan, 15,312 options have been granted. Information with respect to the stock option transactions is as follows:
                                                    Weighted
                                                 Average Exercise
                                                 Shares       Price
Outstanding at January 1, 1997                 10,312          $1.25
Granted                                         5,000          $2.00
Outstanding at December 31, 1997, and 1998     15,312          $1.49

Options are typically exercisable upon the grant date for up to 3 years at a price equal to 100% of the fair market value at the date of grant. All options are currently exercisable, and the expiration date is May 6, 1999. The aggregate exercise price of options outstanding at December 31, 1998 was $22,890.

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

8.         INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the year ended December 31, 1998 as required by SFAS No. 128. Loss per share amounts for the year ended December 31, 1997 are calculated using only the weighted average outstanding shares of 597,682. Options to purchase 10,312 and 5,000 shares of common stock at $1.25 and $2.00 per share, respectively, were outstanding during the year ended December 31, 1997 but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

                                      For the Year Ended December 31, 1998
                                            Income       Shares       Per Share
                                           (Numerator)  (Denominator) Amount
Basic Income available to common
stockholders                                  $9,011      474,394       $.02
Effect of dilutive stock options                            4,319        .00
Diluted                                       $9,011     $478,713       $.02

9.            INCOME TAXES

The principal reasons for the difference between the income tax provision and the amounts computed by applying the statutory income tax rates to income (loss) before income tax provision for the years ended December 31, are as follows:
                                                    1998      1997
Federal tax at statutory rates                    $3,100  $(88,000)
State tax at statutory rates                         500   (15,600)
Preferred foreign income                                    22,700
Officers life insurance proceeds                (400,000)
Officers' life insurance                           3,000     5,900
Increase in valuation allowance                  393,400    83,700
Other                                                  0    (5,600)

Total                                                $ 0   $ 3,100

At December 31, deferred taxes represent the tax effect of temporary differences related to:

                                                   1998        1997
Current deferred taxes:
Inventory capitalization                        $33,000   $  20,600
Prepaid expenses                                 (3,800)    (22,900)
Inventory obsolescence reserve                  278,700      57,800
Allowance for doubtful accounts                   2,600       2,600
Deferred tax valuation allowance               (310,500)    (58,100)

Total                                               $ 0         $ 0

Non-current deferred taxes:
Depreciation and amortization                  $(16,400)   $(33,200)
Operating loss carryforward                     267,000     144,600
Federal general business credit carryforward     65,400      85,000
Other                                            21,400
Deferred tax valuation allowance               (337,400)   (196,400)

 Total                                              $ 0         $ 0

At December 31, 1998, a valuation allowance totaling $ 647,900 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carryforwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $727,000 which expire through 2018 are available for federal income tax purposes.

10.   SALES TO MAJOR CUSTOMERS AND EXPORT SALES

Sales during each of the two years ended December 31, 1998 were conducted primarily through wholesale distributors and dealers. Two wholesale distributors accounted for 10% and 7% of net sales for the year ended December 31, 1998 and 13% and 14%, respectively, for the year ended December 31, 1997.

International sales in 1998 and 1997 totalled approximately $820,000 and $1,140,400, respectively. Foreign sales are made through the Company's wholly-owned foreign sales corporation. The Company requires that all sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 1998 or 1997.

The Company's export sales by region are as follows:

                                                       Export Sales

Region                             1998        %          1997      %
Europe                           $  92,500    11%    $ 186,100     16%
Pacific Rim                        331,200    40       507,500     44
Latin and South America             83,000    10        77,200      7
Canada and Mexico                  135,000    17       214,000     19
Other                              178,300    22       155,200     14
Total                             $820,000   100%   $1,140,000    100%

11.  EMPLOYEE BENEFIT PLAN

As of January 1, 1991, the Company adopted a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company will match 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $16,307 and $22,132 in 1998 and 1997, respectively.

Circuit Research Labs, Inc.

The Company's common stock is publicly traded on the OTC Bulletin Board (NASDAQ symbol: CRLI) and commenced trading on November 4, 1983. As of February 27, 1999, there were 410,182 shares of common stock issued and outstanding, with an estimated 324 stockholders of record. The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers Automated Quotations (NASDAQ).



                                              1998 - Quarters Ended
                        March 31         June 30     September 30  December 31
Bid Quotation Range

High                       $2.25           $3.00            $4.50        $1.63
Low                         $.94           $1.30            $1.90        $1.63

                                              1997 - Quarters Ended
                        March 31         June 30     September 30  December 31
Bid Quotation Range

High                       $2.19           $1.94            $1.63        $1.44
Low                        $1.75           $1.50            $1.00         $.94

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

DIVIDENDS

The Company has not paid any dividends on its common stock for the two most recent fiscal years.

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


Transfer Agent and Registrar:                Independent Auditors:
  Harris Trust and Savings Bank                Deloitte & Touche LLP
  311 W. Monroe, 11th Floor                    2901 North Central Avenue
  Chicago, Illinois 60690                      Suite 1200
                                               Phoenix, Arizona 85012

Financial Public Relations Counsel:          Corporate Counsel:
  The Equity Group Inc.                        James S. Freedman, Esquire
  919 Third Avenue                             4455 East Camelback Rd., Suite
  New York City, New York 10022                          E160
                                               Phoenix, Arizona  85018

 Additional Information:

A copy of Circuit Research Labs, Inc.'s current Form 10-KSB has been filed with the Securities and Exchange Commission and is available on request without charge by writing to the Company's corporate headquarters and marked: Attention: Investor Relations.