Form 10QSB
period 1999-03-31
CIRCUIT RESEARCH LABS INC
filed 1999-05-21
CIK 725897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ended March 31, 1999
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

               YES    X                           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                      Outstanding at
         Class                        March 31, 1999

  Common stock, $.10 par value        410,182

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX



                                                      Page
                                                     number



Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         March 31, 1999 (Unaudited) and
         December 31, 1998                             2

       Consolidated Condensed Statements of
         Operations - Three months ended
         March 31, 1999 and 1998 (Unaudited)           4

       Consolidated Condensed Statements of Cash
         Flows -  Three months ended March 31, 1999
         and 1998 (Unaudited)                          5

       Notes to Consolidated Condensed Financial
         Statements (Unaudited)                        6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                 8



Part II. OTHER INFORMATION:


   Item 5.   Other Information                        10

   Item 6.  Exhibits and Reports on Form 8-K          10

   Signatures                                         11

                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                                               March 31,  December 31,
                                                 1999        1998
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                   $  147,196  $ 128,691
   Securities available-for-sale                  532,947    486,961
   Accounts receivable, less allowance for
      doubtful accounts of $6,520                 120,248     87,942

   Inventories:
      Raw materials and supplies                   38,560     28,844
      Work in process                              17,601     25,090
      Finished goods                              172,966    330,433

   Total inventories, less obsolescence reserve
      of $699,751 at March 31 ,1999 and
      $696,751 at December 31, 1998               229,127    384,367

   Prepaid expenses and other                      17,727      9,566

      Total current assets                      1,047,245  1,097,527

PROPERTY, PLANT AND EQUIPMENT:
   Land                                           130,869    130,869
   Building and improvements                      503,000    503,000
   Furniture and fixtures                         305,072    305,072
   Machinery and equipment                        533,825    555,878

   Total                                        1,472,766  1,494,819
   Less accumulated depreciation                1,051,992  1,061,082

      Property, plant and equipment - net         420,774    433,737


OTHER  ASSETS - NET                                     0      1,310

TOTAL                                          $1,468,019 $1,532,574


                                                (continued)

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS


                                               March 31, December 31,
                                                  1999      1998
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                          $  56,117 $  44,748
   Accrued salaries and benefits                139,386    36,703
   Accrued professional fees                     11,951    27,986
   Customer deposits                             30,061    17,355
   Other accrued expenses and liabilities        17,461    12,215
    Long-term debt - current portion             11,000    21,000

       Total current liabilities                265,976   160,007

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized
      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 597,682 shares issued   59,768     59,768
   Additional paid-in capital                 1,247,240  1,247,240
    Retained earnings                            76,675    247,199
                                              1,383,683  1,554,207
    Less common stock in treasury - at
        cost, 187,500 shares                   (181,640)  (181,640)
Total stockholders' equity                    1,202,043  1,372,567

TOTAL                                        $1,468,019 $1,532,574

See accompanying notes to consolidated condensed financial statements.

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                                  1999        1998

NET SALES                                       $374,293   $517,210

COST OF GOODS SOLD                               243,667    220,905

   Gross profit                                  130,626    296,305

OPERATING EXPENSES:
   Selling, general and administrative           167,410    221,877
   Research and development                       29,348     55,989
   Severance expense                             118,000

   Total operating expenses                      314,758    277,866

(LOSS) INCOME FROM OPERATIONS                   (184,132)    18,439

OTHER (EXPENSE) INCOME:
   Proceeds from officer's life insurance in
      excess of cash surrender value                      1,000,681
   Interest and other income                      13,608      2,829
   Interest expense                                         (19,156)

   Total other income (expense)                   13,608    984,354

(LOSS) NET  INCOME                            $(170,524) $1,002,793

(LOSS) INCOME PER COMMON SHARE Basic and Diluted  $(.42)      $1.68


See accompanying notes to consolidated condensed financial statements.

            CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                   1999           1998
OPERATING  ACTIVITIES:

NET   (LOSS) INCOME                             $(170,524)    $1,002,793
ADJUSTMENTS TO RECONCILE NET (LOSS)
INCOME TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Depreciation and amortization                     7,570         15,347
  Loss on sale of assets                              393
  Proceeds from officer's life insurance in
     excess of cash surrender value                           (1,000,681)
  Changes in assets and liabilities:
      Accounts receivable                         (32,306)       (68,882)
      Inventories                                 155,240         19,493
      Prepaid expenses and other assets            (6,851)         3,772
      Accounts  payable,  accrued expenses and
        customer  deposits                        115,969        (52,924)

NET  CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                      69,491        (81,082)
INVESTING ACTIVITIES:
  Proceeds from officer's life insurance                       1,033,051
  Purchase of securities                         (143,616)      (948,156)
  Proceeds from sale or maturity of securities    102,630         89,607
  Capital expenditures                                            (3,707)
NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES                                     (40,986)       170,795

FINANCING ACTIVITIES:
  Principal payments on  long-term debt           (10,000)      (101,176)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      18,505        (11,463)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          128,691        119,851

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $147,196      $ 108,388

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                        $ 19,156


See accompanying notes to consolidated condensed financial statements.


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 1999 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 1999 and 1998 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

2. In calculating earnings per share for the three months ended March 31, 1999 and the three months ended March 31, 1998, the effects of 14,062 and 15,312 total shares, respectively, related to options to purchase common stock were not used for computing diluted earnings per share because the results would be antidulitive.

3. At the Annual Meeting of Shareholders of the Company held on May 11, 1999, the shareholders passed a proposal to dissolve the Company. The dissolution may be revoked by the Board of Directors at any time up to 120 days after its effective date without stockholder action relating to such revocation. The effective date will be the date the articles of dissolution are filed with the Arizona Corporation Commission, which is expected to occur during June 1999.

Because the Board of Directors has the right to revoke the dissolution, the Company's financial statements as of March 31, 1999, and for the three months then ended are presented under the going concern basis. Had the Board of Directors actually begun dissolution procedures, the Company's financial statements as of March 31, 1999, and for the three months then ended would have been presented on a liquidation basis, where assets are valued at their estimated net realizable value and liabilities include the estimated costs of carrying out the dissolution. Under such presentation, the net assets available at liquidation would have been approximately $1,040,000, compared to $1,202,043 as presented under the going concern basis. Taking into account the projected operating losses of $290,000 through June 1999, the Company estimates that net assets available for liquidation at an assumed
June 30, 1999 dissolution will be approximately $750,000.
Estimates of net assets available at liquidation assume that the Company can sell its assets for an aggregate net cash price that is equal to book value at March 31, 1999, and that there will be no unusual or unanticipated costs which are not considered in the amounts above.
There can be no assurance that these assumptions or the amount of projected operating losses or costs of dissolution will prove to be accurate.



Item.  2

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources


       The Company had net working capital of approximately $781,000 and the ratio of current assets to current liabilities was 3.94 to 1 at March 31, 1999. At December 31, 1998, the Company had net working capital of approximately $938,000 and a current ratio of 6.86 to 1.

       Securities increased $46,000 from $487,000 at December 31, 1998 to $533,000 at March 31, 1999. The increase was the result of more cash equivalents invested in T-Bills.

       Accounts receivable of $120,000 at March 31, 1999 compared to $88,000 at December 31, 1998. One large credit sale in March accounted for the increase in 1999.

       Total inventories were $229,000 at March 31, 1999 compared to total inventories of $384,000 at December 31, 1998. The decrease is the result of the Company ceasing production of new equipment and selling finished goods from current inventory.

       Accrued salaries and benefits increased from $37,000 at December 31, 1998 to $139,000 at March 31, 1999. The increase was the result of committed severance expenses totaling $118,000 for the quarter relating to the dissolution of the Company.

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


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Net sales for the first quarter of 1999 totaled $374,000 compared to the first quarter sales in 1998 of $517,000. The Company continues to experience slower demand across its product lines, in both domestic and international markets. Discounts were increased to move excess inventory. One of the Company's product lines was sold along with the inventory associated with that product line.

       Cost of goods sold was 65% of net sales for the first quarter ended March 31, 1999 compared to 43% for the same period in 1998. The increase in cost of goods sold was a result of the decrease in net sales and increase in discounts.

       Selling, general and administrative expenses were $167,000 in the first quarter of 1999 compared to selling, general and administrative expenses of $222,000 for the first quarter of 1998. The decrease in selling, general and administrative expenses in 1999 was the result of a decrease in personnel and cutbacks in both domestic and international sales and marketing.

       Research and development expense in the first quarter of 1999 totaled $29,000, compared to the 1998 first quarter total of $56,000. The decrease is the result of a decrease in the staff in engineering.

       Interest and other income of $14,000 for the first quarter of 1999 compared to $3,000 for the first quarter of 1998. The increase was the result of an increase in funds invested as a result of insurance proceeds.

       In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility, and therefore the Company incurred no interest expense during the first quarter of 1999. Interest expense of $19,000 for the first quarter of 1998 consists of the interest cost on this mortgage.

      The loss for the first quarter of 1999 was $171,000 compared to net income of $1,000,000 for the first quarter of 1998.





           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES




                    Part II. OTHER INFORMATION

Item 5. Other Information

The Company's common shares are no longer listed on the NASDAQ
Small Cap market, but as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits included herein: none

      (b) Reports on Form 8-K  -  8-K filed on January 25, 1999
                         8-K filed on March 8, 1999



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE: May 21, 1999
                                       BY /s/Gary D. Clarkson
                                       Gary D. Clarkson

                                       President (Authorized
                                       Officer for signature)