Form 10QSB
period 1999-06-30
CIRCUIT RESEARCH LABS INC
filed 1999-08-13
CIK 725897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended June 30, 1999
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


                                      Outstanding at
           Class                      June 30, 1999

      Common stock, $.10 par value     410,182




           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX

                                                      Page
                                                     number

Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         June 30, 1999 (Unaudited) and
         December 31, 1998                             2

       Consolidated Condensed Statements of
         Operations - Six months ended
         June 30, 1999 and 1998 (Unaudited)            4

       Consolidated Condensed Statements of Cash
         Flows -  Six months ended June 30, 1999
         and 1998 (Unaudited)                          5

       Notes to Consolidated Condensed Financial
         Statements (Unaudited)                        6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                 8



Part II. OTHER INFORMATION:


   Item 5.   Other Information                        10

   Item 6.  Exhibits and Reports on Form 8-K          10

   Signatures                                         11




                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30,  December 31,
                                                  1999      1998
                                              (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $  527,216  $  128,691
   Securities available-for-sale                 434,036     486,961
   Accounts receivable, less allowance for
      doubtful accounts of $9,715 at
      June 30, 1999 and $6,520 at December
      31, 1998                                    23,937      87,942

   Inventories:
      Raw materials and supplies                  28,845      28,844
      Work in process                             14,540      25,090
      Finished goods                              51,382     330,433

Total inventories, net of obsolescence
      reserve of $682,751 at  June
      30, 1999 and $696,751 at
      December 31  1998                           94,767     384,367

   Prepaid expenses and other                      6,760       9,566

      Total current assets                     1,086,716   1,097,527

PROPERTY, PLANT AND EQUIPMENT:
   Land                                          130,869     130,869
   Building and improvements                     503,000     503,000
   Furniture and fixtures                        305,072     305,072
   Machinery and equipment                       532,353     555,878

   Total                                       1,471,294   1,494,819
   Less accumulated depreciation               1,058,486   1,061,082

      Property, plant and equipment - net        412,808     433,737

OTHER ASSETS - NET                                             1,310

TOTAL                                         $1,499,524  $1,532,574

                                                (continued)



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS


                                                June 30,   December 31,
                                                  1999       1998
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                          $  11,303    $ 44,748
   Accrued salaries and benefits                 17,887      36,703
   Accrued professional fees                      4,303      27,986
   Customer deposits                              1,772      17,355
   Other accrued expenses and liabilities        18,511      12,215
   Deposit for purchase of Company's
      common stock                              300,000
   Long-term debt - current portion                          21,000

       Total current liabilities                353,776     160,007

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized
      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 597,682 shares issued   59,768      59,768
   Additional paid-in capital                 1,247,240   1,247,240
   Retained earnings                             20,380     247,199
                                              1,327,388   1,554,207
   Less, common stock in treasury
           - at cost, 187,500 shares           (181,640)   (181,640)
        Total stockholders' equity            1,145,748   1,372,567

TOTAL                                        $1,499,524  $1,532,574

See accompanying notes to consolidated condensed financial statements.



             CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                             Three Months Ended   Six Months Ended
                                    June 30,         June 30,
                                1999     1998       1999     1998

NET SALES                    $274,683  $324,665   $648,976  $841,875

COST OF GOODS SOLD            210,652   149,830    454,319   370,735

   Gross profit                64,031   174,835    194,657   471,140

OPERATING EXPENSES:
    Selling, general and
    administrative             70,714   303,460    356,124   525,337
   Research and development    56,231    57,350     85,579   113,339

   Total operating expenses   126,945   360,810    441,703   638,676


LOSS  FROM OPERATIONS         (62,914) (185,975)  (247,046) (167,536)

OTHER INCOME (EXPENSE):
   Proceeds from officer's
     life insurance in
     excess of cash surrender
     value                                                 1,000,681
   Interest and other income    6,619    7,240      20,227    10,069
   Interest expense                                          (19,156)

   Total other income           6,619    7,240      20,227   991,594

(LOSS) INCOME BEFORE
    INCOME TAXES              (56,295) (178,735)  (226,819)  824,058

INCOME TAX(BENEFIT)PROVISION

NET (LOSS) INCOME            $(56,295)$(178,735) $(226,819) $824,058

(LOSS) INCOME PER COMMON SHARE -
       Basic                    $(.14)    $(.38)     $(.55)   $ 1.54
       Diluted                  $(.14)    $(.38)     $(.55)   $ 1.53

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES  OUTSTANDING -
   Basic                       410,182   472,682    410,182   535,182
   Diluted                     410,182   472,682    410,182   537,815

See accompanying notes to consolidated condensed financial statements.



             CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                              Six Months Ended
                                                 June 31,
                                              1999       1998
OPERATING  ACTIVITIES:

NET   (LOSS) INCOME                       $(226,819)   $824,058
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
  Depreciation and amortization              15,535      30,749
  Loss on sale of assets                      5,394
  Proceeds from officer's life insurance
  in excess of
    cash surrender value                             (1,000,681)
  Changes in assets and liabilities:
     Accounts receivable                     64,005       4,683
       Inventories                          289,600     (72,834)
     Prepaid expenses and other assets        4,116      (3,531)
      Accounts  payable,  accrued expenses
      and  customer  deposits               (85,231)     61,839

NET  CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                   66,600    (155,717)
INVESTING ACTIVITIES:
  Proceeds from officer's life insurance              1,033,051
  Purchase of securities                   (243,003)   (948,156)
  Proceeds from sale or maturity of
     securities                             295,928     534,680
  Capital expenditures                                  (13,137)
NET CASH PROVIDED BY INVESTING ACTIVITIES    52,925     606,438

FINANCING ACTIVITIES:
  Principal payments on  long-term debt     (21,000)   (101,176)
  Deposit on purchase of Company's common
      stock                                 300,000
   Purchase of treasury share                          (181,640)
NET  CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                  279,000    (282,816)

NET INCREASE  IN CASH AND CASH EQUIVALENTS  398,525     167,905

CASH  AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                   128,691     119,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD $527,216   $ 287,756

SUPPLEMENTAL CASH FLOW INFORMATION
  Non cash investing activities - unrealized
       appreciation of securities available-
       for -sale                                        $ 9,074
  Cash paid for interest                                $19,156

See accompanying notes to consolidated condensed financial statements.


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 1999 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 1999 and 1998 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 1998 have been prepared without audit.

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

2. In calculating earnings per share for the six months ended June 30, 1998, the effects of 14,062 total shares related to options to purchase common stock were not used for computing diluted earnings per share because the results would be antidulitive. All options expired unexcersied in May 1999.

3. At the Annual Meeting of Shareholders of the Company held on May 11, 1999, the shareholders passed a proposal to dissolve the Company. The dissolution may be revoked by the Board of Directors at any time up to 120 days after its effective date without stockholder action relating to such revocation.

On June 28, 1999, the Company and Mr. Gary Clarkson (Chairman of the Board, President and CEO of the Company) entered into an agreement to sell to Mr. Charles Jayson Brentlinger the controlling interest in CRL. The transaction is subject to customary conditions and is expected to close on or before September 30, 1999.

Of the Company's 597,682 shares of issued common stock, 288,870 are held by the public, 121,312 are held by Mr. Gary Clarkson, and 187,500 are held as treasury stock. All previously issued options to purchase shares of the Company's common stock have expired.

Mr. Brentlinger has agreed to purchase 187,500 shares of the Company's authorized, but unissued Common stock at $3.05 per share, for a total of $571,875. Mr. Brentlinger has paid a $300,000 cash deposit towards the purchase of the shares which is included in current liabilities. The balance is to be paid on closing, on or before September 30, 1999. Within one year of closing Mr. Brentlinger has agreed to purchase an additional 171,250 shares of the Company's common stock at $2.50 per share cash for a total of $428,125. Mr. Brentlinger will have a 5 year option to purchase an additional 500,000 shares of the Company's common stock for $2.50 per share cash for a total of $1,250,000.

At the closing, Mr.Brentlinger has agreed to purchase all of Mr.Clarkson's stock, 121,312 shares, at $3.05 per share, with $250,000 to be paid at closing and the balance to be paid as determined between the parties.

As a result of the aforementioned transactions, at closing Mr.
Brentlinger will own 308,812 shares of the Company's common stock which is 51.67% of the 597,682 outstanding shares.

 Mr. Clarkson has resigned as President and Chief Executive Officer of the Company and has been replaced by Mr. Brentlinger. Mr. Clarkson will remain with the Company as an Advanced Product Engineer, under a 3 year employment contract, and will remain as Chairman of the Board. After closing, Mr. Brentlinger shall be appointed to the Board of Directors of the Company, to serve a term to expire at the next meeting of shareholders duly called to elect a Board of Directors.

Mr. Brentlinger resumed production of the Company 's current product lines. Upon closing of this Agreement with Mr. Brentlinger , the Board of Directors, pursuant to its authority under Arizona Law , will vote not to dissolve the Company, but to continue in business, as set forth above.






Item.  2

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources


       The Company had net working capital of approximately $733,000 and the ratio of current assets to current liabilities was 3.07 to 1 at June 30, 1999. At December 31, 1998, the Company had net working capital of approximately $938,000 and a current ratio of 6.86 to 1.

       Securities decreased $52,000 from $487,000 at December 31, 1998 to $434,000 at June 30, 1999. The decrease was the result of T-Bills maturing and the funds converted to cash.

       Accounts receivable were $24,000 at June 30, 1999 compared to $88,000 at December 31, 1998. The decrease of $64,000 was the result of both lower sales and an increase in prepaid sales.

       Total inventories were $95,000 at June 30, 1999 compared to total inventories of $384,000 at December 31, 1998. The decrease is the result of the Company suspending production of new equipment and selling finished goods from current inventory.

       Current liabilities increased $194,000 to $354,000 at June 30, 1999 from $160,000 at December 31, 1998. The increase was the result of a $106,000 decrease in accounts payable, accrued expenses and current portion of long term debt in anticipation of dissolving the Company, offset by a $300,000 deposit for the purchase of the Company's stock received from Charles Brentlinger.

       The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, the reduction of investments, the sale of treasury stock and existing cash balances. The Company does not have any available credit facilities. The Company presently does not have any commitments for capital expenditures.


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Net sales for the three months ended June 30, 1999 totaled $275,000 compared to $325,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 net sales were $649,000 compared to $842,000 for the six months ended June 30, 1998. The Company continues to experience slower demand across its product lines, in both domestic and international markets. Discounts were increased to move inventory.

       Cost of goods sold were 77% of net sales for the three months ended June 30, 1999 compared to 46% for the same period in 1998. For the six months ended June 30, 1999 cost of goods sold were 70% compared to 44% for the six months ended June 30, 1998. The increase in cost of goods sold was a result of the decrease in net sales, increase in discounts, and increase in production salaries as the result of severance expenses relating to the potential dissolution of the Company.

       Selling, general and administrative expenses were $356,000 for the six months ended June 30, 1999 compared to $525,000 for the same period of 1998. The decrease in selling, general and administrative expenses in 1999 was the result of a decrease in personnel and cutbacks in both domestic and international sales and marketing.

       Research and development expense for the six months ended June 30, 1999 totaled $86,000, compared to the same period in 1998 of $113,000. The decrease is the result of a decrease in the staff in engineering.

      Interest and other income totaled $20,000 for the six months ended June 30, 1999 compared to $10,000 for the six months ended June 30, 1998. The increase was due to miscellaneous income received on the cancellation of a life insurance policy.

       In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility, and therefore the Company incurred no interest expense during the six months ended June 30, 1999. Interest expense of $19,000 for the same period in 1998 consists of the interest cost on this mortgage.

      The loss for the six months ended June 30, 1999 was $227,000 compared to net income of $824,000 for the six months ended June 30, 1998. The significant change was due to the proceeds from officer's life insurance in excess of cash surrender value of approximately $1,000,000 recognized by the Company during the six months ended June 30, 1998

Year 2000 Readiness Disclosure

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

State of Readiness

Computer hardware - CRL uses Personal Computers ("PC") linked together in a network. These PCs are upgraded periodically to increase efficiency and to stay current with new technology. Any hardware that is not currently Y2K compliant will be upgraded October 31 ,1999. It is not anticipated that there will be any substantial additional expenses incurred in these upgrades.

Accounting software - CRL is under contract with a software company for CRL's accounting software. It is anticipated that this software will be Y2K compliant by year-end 1999. Since CRL is under contract with this software company, this compliance is handled as a normal upgrade of software.

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

Contingency Plans

Internal Y2K compliance will be completed prior to October 31, 1999. Any unexpected problems associated with internal compliance will be remedied with alternative available hardware or software. Contingency plans with external companies will be accomplished by having alternative supplies and shippers. This should minimize the potential risk of interruptions to operations.


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                    Part II. OTHER INFORMATION

Item 5. Other Information

The Company's common shares are no longer listed on the NASDAQ
Small Cap market, but as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits included herein: none

      (b) Reports on Form 8-K  -  8-K filed on January 25, 1999
                         8-K filed on March 8, 1999
                         8-K filed on June 29, 1999


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE: August 12, 1999
                                       BY /s/Charles Jayson Brentlinger
                                       Charles Jayson Brentlinger

                                       President (Authorized
                                       Officer for signature)