Form 10QSB
period 1999-09-30
CIRCUIT RESEARCH LABS INC
filed 1999-11-12
CIK 725897

1


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended September 30, 1999
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

                                      Outstanding at
           Class                      September 30, 1999
     Common stock, $.10 par value     597,682



            CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX



                                                      Page
                                                     number



Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         September 30, 1999 (Unaudited) and
         December 31, 1998                             2

       Consolidated Condensed Statements of
         Operations - Nine months and three months ended September 30, 1999 and 1998 (Unaudited) 4

       Consolidated Condensed Statements of Cash
         Flows -  Nine months ended September 30, 1999
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



                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                                             September 30, December 31,
                                                     1999     1998
                                              (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $  291,773   $ 128,691
   Securities available-for-sale                 771,461     486,961
   Accounts receivable, less allowance for
      doubtful accounts of $9,715 at September
      30, 1999 and $6,520 at December 31, 1998    60,417      87,942

   Inventories:
      Raw materials and supplies                  34,046      28,844
      Work in process                             15,892      25,090
      Finished goods                              70,179     330,433

Total inventories, net of obsolescence reserve
      of $682,751 at September 30, 1999 and
      $696,751 at December 31, 1998              120,117     384,367

    Prepaid expenses and other                    12,818       9,566

      Total current assets                     1,256,586   1,097,527

PROPERTY, PLANT AND EQUIPMENT:
   Land                                          130,869     130,869
   Building and improvements                     503,000     503,000
   Furniture and fixtures                        312,679     305,072
   Machinery and equipment                       525,115     555,878

   Total                                       1,471,663   1,494,819
   Less accumulated depreciation               1,051,703   1,061,082

      Property, plant and equipment - net        419,960     433,737


OTHER ASSETS - NET                                             1,310

TOTAL                                         $1,676,546  $1,532,574

                                                         (continued)


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS


                                             September 30, December 31,
                                                     1999         1998
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                            $  46,631    $ 44,748
   Accrued salaries and benefits                   29,628      36,703
   Accrued professional fees                        4,426      27,986
   Customer deposits                                5,611      17,355
   Other accrued expenses and liabilities           6,899      12,215
   Long-term debt - current portion                            21,000

       Total current liabilities                   93,195     160,007

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized
      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 597,682 shares issued     59,768      59,768
   Additional paid-in capital                   1,637,475   1,247,240
    (Deficit) retained earnings                  (113,892)    247,199
                                                1,583,351   1,554,207
    Less, common stock in treasury - at cost,
    187,500  shares                                          (181,640)
Total stockholders' equity                      1,583,351   1,372,567

TOTAL                                          $1,676,546  $1,532,574

See accompanying notes to consolidated condensed financial statements.



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                               Three Months Ended   Nine Months Ended
                                   September 30,      September 30,
                                    1999      1998     1999       1998


NET SALES                       $196,000  $421,598  $844,976 $1,263,473

COST OF GOODS SOLD               107,514   191,158   561,833    561,893

   Gross profit                   88,486   230,440   283,143    701,580

OPERATING EXPENSES:
    Selling, general and
    administrative               188,012   209,982   544,136    735,319
   Research and development       42,542    61,837   128,120    175,176

   Total operating expenses      230,554   271,819   672,256    910,495


LOSS  FROM OPERATIONS           (142,068)  (41,379) (389,113)  (208,915)

OTHER INCOME (EXPENSE):
   Proceeds from officer's life
    insurance in excess of cash
    surrender value                                           1,000,681
   Interest and other income       7,795   14,785     28,022     24,854
   Interest expense                                             (19,156)

   Total other income              7,795   14,785     28,022  1,006,379

(LOSS)INCOME BEFORE INCOME TAXES(134,273) (26,594)  (361,091)   797,464


NET (LOSS)INCOME               $(134,273)$(26,594) $(361,091)  $797,464

(LOSS)INCOME PER COMMON SHARE -
       Basic                      $(.33)   $(.06)     $(.88)     $1.62
       Diluted                    $(.33)   $(.06)     $(.88)     $1.60

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING -
   Basic                        412,221   410,182    410,869   493,515
   Diluted                      412,222   410,182    410,869   497,238

See accompanying notes to consolidated condensed financial statements.



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                 Nine Months Ended
                                                    September 30,
                                                   1999        1998
OPERATING ACTIVITIES:

NET   (LOSS) INCOME                             $(361,091)    $797,464
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH USED IN OPERATING
ACTIVITIES:
  Depreciation and amortization                    23,391       45,909
  Proceeds from officer's life insurance in
    excess of cash surrender value                          (1,000,681)
  Changes in assets and liabilities:
     Accounts receivable                           27,525     (102,438)
     Inventories                                  264,250      (48,407)
     Prepaid expenses and other assets             (1,942)       8,808
     Accounts  payable,  accrued expenses and
     customer  deposits                           (45,812)     (22,002)

NET  CASH USED IN OPERATING ACTIVITIES            (93,679)    (321,347)
INVESTING ACTIVITIES:
  Proceeds from officer's life insurance                     1,033,051
  Purchase  of securities                        (870,198)  (1,463,156)
  Proceeds from sale or maturity of securities    585,698    1,060,333
  Proceeds on sale of assets                        5,394
  Capital    expenditures                         (15,008)     (15,032)
NET CASH(USED IN)PROVIDED BY INVESTING
  ACTIVITIES                                     (294,114)     615,196

FINANCING ACTIVITIES:
  Principal payments on long-term debt            (21,000)    (101,176)
  Sale of treasury shares                         571,875
  Purchase of treasury shares                                 (181,640)
NET CASH PROVIDED BY (USED IN)FINANCING
  ACTIVITIES                                      550,875     (282,816)

NET INCREASE IN CASH AND CASH EQUIVALENTS         163,082       11,033

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  128,691      119,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $291,773     $130,884

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                                      $19,156

See accompanying notes to consolidated condensed financial statements.



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 1999 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1999 and 1998 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 have been prepared without audit.

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

2. In calculating the loss per share for the nine months ended September 30, 1999, the effects of 500,000 total shares related to options to purchase common stock were not used for computing the diluted loss per share because the results would be antidulitive. Options to purchase 14,062 shares expired unexercised in May 1999.

3. At the Annual Meeting of Shareholders of the Company held on May 11, 1999, the shareholders passed a proposal to dissolve the Company. The dissolution may be revoked by the Board of Directors at any time up to 120 days after its effective date without stockholder action relating to such revocation.

On June 28, 1999, the Company and Mr. Gary Clarkson (Chairman of the Board, President and CEO of the Company at that time) entered into an agreement to sell to Mr. Charles Jayson Brentlinger the controlling interest in CRL. The transaction closed on September 30, 1999.

Of the Company's 597,682 shares of issued common stock, 288,870 are held by the public, and 308,812 or 51.67% are held by Mr.
Brentlinger. All previously issued options to purchase shares of the Company's common stock have expired.

Mr. Brentlinger purchased 187,500 shares of the Company's authorized, but unissued common stock at $3.05 per share, for a total of $571,875. Within one year of closing, Mr. Brentlinger has agreed to purchase an additional 171,250 shares of the Company's common stock at $2.50 per share cash for a total of $428,125. Mr. Brentlinger also has a 5 year option to purchase an additional 500,000 shares of the Company's common stock for $2.50 per share cash for a total of $1,250,000.

At the closing, Mr. Brentlinger purchased all of Mr. Clarkson's stock, 121,312 shares, at $3.05 per share, with $250,000 paid at closing and the balance to be paid as determined between the parties.

Mr. Clarkson has resigned as President and Chief Executive Officer of the Company and has been replaced by Mr. Brentlinger. Mr. Clarkson will remain with the Company as an Advanced Product Engineer, under a 3 year employment contract, and will remain as Chairman of the Board.

Production of the Company 's current product lines has been resumed.

 4. On October 6, 1999, the Board of Directors, pursuant to its authority under Arizona Law, voted not to dissolve the Company, but to continue in business, as set forth above. Mr. Brentlinger was appointed to the Board of Directors of the Company, to serve a term to expire at the next meeting of shareholders duly called to elect a Board of Directors.




Item.  2

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources


       The Company had net working capital of approximately $1,163,000 and the ratio of current assets to current liabilities was 13.48 to 1 at September 30, 1999. At December 31, 1998, the Company had net working capital of approximately $938,000 and a current ratio of 6.86 to 1. The $225,000 increase was primarily the result of $572,000 received upon the sale of the Company's treasury stock, offset by the net loss of $361,000.

       Securities increased $284,000 from $487,000 at December 31, 1998 to $771,000 at September 30, 1999. The increase reflects the investment of a portion of the proceeds from the sale of the Company's treasury stock.

       Accounts receivable were $60,000 at September 30, 1999 compared to $88,000 at December 31, 1998. The decrease of $27,000 was the result of lower sales in the third quarter of 1999 compared to the fourth quarter of 1998.

       Total inventories were $120,000 at September 30, 1999 compared to total inventories of $384,000 at December 31, 1998. The decrease is the result of the Company selling finished goods from current inventory and resuming production using current supplies of raw materials.

        Current liabilities decreased $67,000 to $93,000 at September 30, 1999 from $160,000 at December 31, 1998. The decrease was the result of a $48,000 decrease in accrued expenses and $21,000 payment of the current portion of the Company's long-term debt.

       The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, and the reduction of investments. The Company does not have any available credit facilities. The Company presently does not have any commitments for capital expenditures.


           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Net sales for the three months ended September 30, 1999 totaled $196,000 compared to $422,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 net sales were $845,000 compared to $1,263,000 for the nine months ended September 30, 1998. The Company continues to experience slower demand across its product lines, in both domestic and international markets. Discounts were increased to move inventory.

       Cost of goods sold were 55% of net sales for the three months ended September 30, 1999 compared to 45% for the same period in 1998. For the nine months ended September 30, 1999 cost of goods sold were 66% compared to 44% for the nine months ended September 30, 1998. The increase in cost of goods sold was a result of the decrease in net sales, increase in discounts, and increase in production salaries as the result of severance expenses relating to the potential dissolution of the Company.

       Selling, general and administrative expenses were $544,000 for the nine months ended September 30, 1999 compared to $735,000 for the same period of 1998. The decrease in selling, general and administrative expenses in 1999 was the result of a decrease in personnel and cutbacks in both domestic and international sales and marketing.

       Research and development expense for the nine months ended September 30, 1999 totaled $128,000, compared to the same period in 1998 of $175,000. The decrease is the result of a decrease in the staff in engineering.

       Interest and other income totaled $28,000 for the nine months ended September 30, 1999 compared to $25,000 for the nine months ended September 30, 1998.

       In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility, and therefore the Company incurred no interest expense during the nine months ended September 30, 1999. Interest expense of $19,000 for the same period in 1998 consists of the interest cost on this mortgage.

       The loss for the nine months ended September 30, 1999 was $361,000 compared to net income of $797,000 for the nine months ended September 30, 1998. The significant change was due to the proceeds from officer's life insurance in excess of cash surrender value of approximately $1,000,000 recognized by the Company during the nine months ended September 30, 1998.

Year 2000 Readiness Disclosure

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00 or 1900". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. This is referred to as the "Y2K" problem.

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

State of Readiness

Computer hardware - CRL uses Personal Computers ("PC") linked together in a network. These PCs are upgraded periodically to increase efficiency and to stay current with new technology. Any hardware that is not currently Y2K compliant will be upgraded by November 30, 1999. It is not anticipated that there will be any substantial additional expenses incurred in these upgrades.

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


Contingency Plans

Internal Y2K compliance will be completed prior to November 30, 1999. Any unexpected problems associated with internal compliance will be remedied with alternative available hardware or software. Contingency plans with external companies will be accomplished by having alternative suppliers and shippers. This should minimize the potential risk of interruptions to operations.






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



                                   Registrant

                                   CIRCUIT RESEARCH LABS, INC.

                                   DATE: November 14, 1999
                                   BY /s/Charles Jayson Brentlinger
                                   Charles Jayson Brentlinger

                                   President (Authorized Officer
                                   for signature)