Form 10KSB
period 1999-12-31
CIRCUIT RESEARCH LABS INC
filed 2000-04-14
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

            Annual Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

     December 31, 1999                                      0-11353
     (For the year ended)                      (Commission File No.)
                  CIRCUIT  RESEARCH  LABS,  INC.
     Arizona                                           86-0344671
State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization

              Address of principal executive offices:
            2522 West Geneva Drive Tempe, Arizona 85282
            Registrant's Telephone No.  (602) 438-0888

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

The registrant's revenues for fiscal 1999 were $ 1,054,885.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on February 29, 2000, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $1,155,480.

At February 29, 2000, 597,682 shares of the registrant's common stock were issued and outstanding.

The registrant's December 31, 1999 Annual Report to Stockholders is incorporated by reference in Parts I, II and III.

              Exhibit Index located on page Fourteen.

                    CIRCUIT RESEARCH LABS, INC.

               INDEX TO ANNUAL REPORT ON FORM 10-KSB

PART I                                                      Page

Item 1         Description of Business                       3
Item 2         Description of Property                       7
Item 3         Legal Proceedings                             7
Item 4         Submission of Matters to a Vote of
               Security Holders                              7

PART II
Item 5         Market for Common Equity and Related
               StockholderMatters                            8
Item 6         Management's Discussion and Analysis
               or Plan ofOperations                          8
Item 7         Financial Statements                          8
Item 8         Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                          8

PART III
Item 9         Directors, Executive Officers,
               Promoters and Control Persons: Compliance
               with Section 16(a) of the Exchange Act        9
Item 10        Executive Compensation                       11
Item 11        Security Ownership of Certain Beneficial
               Owners and Management                        13
Item 12        Certain Relationships and Related
               Transactions                                 14
Item 13        Exhibits and Reports on Form 8-K             14

                              PART  I

ITEM 1 - DESCRIPTION OF BUSINESS

General

This information is incorporated by reference from "Corporate Profile" and "Selected Financial Information" on pages 1, 9 and 12 of Circuit Research Labs, Inc.'s ("CRL" or the "Company") 1999 Annual Report to Stockholders (the "1999 Report"); "Corporate Overview" and " Corporate Strategy" on page 3 of the 1999 Report; and Notes 1, 7 and 11 to the Company's Consolidated Financial Statements on pages 15-26 of the 1999 Report.

Letter of Intent to Acquire Orban, Inc.

On January 5, 2000, the Company and Harman International Industries, Inc. (NYSE: HAR) announced that they have signed a letter of intent whereby the Company will acquire Harman's Orban, Inc. subsidiary. Based on a series of negotiations, the purchase price is $10.5 million, of which $500,000 has been paid. The transaction is expected to close in the second quarter of 2000. Management believes that the funding for the purchase of Orban, Inc. is expected to be provided by a private placement of equity of CRL and a combination of seller financing and asset based lending. As of April 10, 2000, there is no assurance that the Company will be able to acquire the necessary financing. The transaction is subject to the ratification of a definitive agreement as well as customary closing conditions.

Based in San Leandro, California, Orban, Inc. is a leading manufacturer of audio processing for radio and TV stations worldwide. Orban has about 70 employees and annual sales of approximately $15 million. CRL will retain the Orban brand and employees, including founder and chief engineer Bob Orban.

The management of the Company believes this business combination is highly complementary and synergistic, since roughly 80% of Orban's products are digital and approximately 80% of CRL's products are analog. Upon the acquisition being completed, the Company will be equipped to offer a full range of digital and analog audio processing solutions at many price points.

Circuit Research Labs, Inc.'s Principal Products

Audio Processing Products

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

CRL's audio processing equipment for radio broadcast can be separated into four different series or product families, FM
Series, AM Series, TV Series and Other.

FM Series

Millennium Digital Audio Processor - The CRL Millennium digital processor is the newest addition to the Company's FM processing line. It is currently the only digital audio processor to use 32 bit floating-point technology. Its advanced design allows the unit to serve a long life in the customer's hands. The modular construction makes it possible for CRL to offer specific PCB upgrades without changing the main chassis. This design approach allows CRL to sell additional upgrade products to current users of the Millennium. The Millennium FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The Millennium uses the latest digital technology to its fullest potential to produce the most advanced digital audio processor on the market. The Millennium includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement.

FM Amigo Audio Processor - CRL's FM Amigo processor is an integrated "one box" processing system designed for the small to mid-size station in both international and domestic markets. The FM Amigo processor is one of the best performing processors in its class. It is a combination of a dual band AGC, a variable pre-emphasis multi-band limiter and digitally synthesized stereo generator. The single unit contains a complete FM audio processing system. The FM Amigo is flexible and powerful, yet designed for easy set up and use. The FM Amigo is one of CRL's most popular selling systems.

The Modulation Signature Audio Processor - The Modulation Signature has a powerful multi-band limiter giving the radio station a natural sound with superior loudness while maintaining superior quality. A digitally synthesized multiplex generator provides the station with a flawless, maintenance free stereo signal. Separate stereo generator and audio limiter outputs are provided for added flexibility. CRL's patented high performance audio filtering guarantees the optimum performance of the radio station's SCA and RDS/RBDS subcarriers.

SG-800A Stereo Generator - The SG-800A is an excellent companion to virtually any audio processing system or transmitter exciter on the market. The digitally synthesized SG-800A Stereo Generator produces laboratory grade composite signals even with the complex waveforms produced by large amounts of competitive audio processing. The digital design of the SG-800A provides absolute stability and maintenance free composite/ pilot synchronization.

The SCA-300B Subcarrier Generator - The SCA-300B is a complete subcarrier system using advanced concept in SCA generation techniques. The frequency-locked digital design ensures superior carrier frequency stability, while providing linear modulation characteristics. The SCA-300B is designed to handle any type of data or audio application. Integral dual band audio limiting provides consistent full modulation for music or voice applications.


AM Series

Amigo AM Audio Processor - The Amigo AM is a complete stereo audio processing system. It includes CRL's patented AM stereo processing circuitry as found in the modular AM systems. The system includes a dual band AGC, triband limiter, and NRSC (National Radio Systems Committee) output filtering. The Amigo AM can be used in mono for customers waiting to convert to stereo.

The AGC-400 Automatic Gain Controller - The AGC400 provides accurate, distortion-free automatic gain control over a wide range of program levels. The CRL AGC combines a wide band AGC with a dual-band AGC, which control average audio levels and audio peaks, respectively. This unique combination provides a smooth natural sound while preventing the amplification of background noise.

SEC-400 Multi-band Compressor/equalizer - The SEC-400 is a multi-band compressor/equalizer that allows adjustment of tonal balance. However, there is more to this unit than simply control. The SEC-400 splits the audio into four bands. Each compressor then aggressively adds RMS density and loudness to the program material. The output equalization of each band is adjustable from +6 to -12 dB, which then allows the station to fine tune easily by boosting or cutting bass, mid range or treble.

PMC-450 Limiter - The PMC 450 final peak limiter is designed to give the radio station maximum peak levels and loudness, without the distortion. This tri-band unit has an adjustable mid-band limiter drive control which can add vocal clarity and punch to any signal. In addition, the PMC-450 provides transmitter correction controls, which allows the station to interface the unit with any type of AM transmitter.

AM 4 Mono Audio Processing System - The AM4 will extend coverage area of most AM stations by maximizing the audio energy delivered to the transmitter, carefully reshaping the audio waveform to allow modulation as high as possible without side effects. This three unit system consists of the AGC-400 Audio Gain Controller, the SEC-400 Four Band Compressor, and the PMC-450 Limiter.

The BAP-2000 is a complete stand alone audio processor for any mono FM. The system consists of an advanced dual band audio AGC and limiter. Internal options, selected by the radio station, allow the BAP-2000 to be tailored to handle most any mono audio control job.

MBL-100 Multi-band Audio Limiter - The MBL-100 is a multi-band limiter specifically designed for either HF/short-wave and news/talk radio. This unit offers maximum loudness capability to extend coverage area and help overcome noise and interference in the reception area. It also improves intelligibility of speech and fidelity of musical programming.


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

TVS-3001 - The TVS-3001 is a state-of-the-art stereo television processing system that offers maximum control of the audio program material. It includes a precision tri-band AGC with horizontal sync rejection filter, exclusive CRL/CBS loudness control circuitry, reversed phase audio corrector and audio asymmetry removal circuits.

TVS-3003 - The TVS-3003 is a digitally synthesized MTS generator with dbx encoding, advanced transfer function pre-emphasis limiter and a proprietary stereo sound field enhancer.

TVS-3004 - The TVS-3004 Professional Channel (PRO) generator is a digitally synthesized subcarrier generator for non-public use with integrated input limiter, data and telemetry inputs.

TVS-3005 - The TVS-3005 is a digitally synthesized subcarrier generator for a secondary audio program (SAP) channel, primarily designed for public second language usage.

BAP-2000 - The BAP-2000 is a complete audio processor with horizontal sync rejection filter for mono television applications. The system consists of an advanced dual band audio AGC and limiter. Internal options selected by the radio station allow the BAP-2000 to be tailored to handle most any mono control job.

Other Products

SGC-800 Stereo Gain Controller - The SGC-800 provides accurate, distortion-free automatic gain control over a wide range of program levels. The SGC-800 contains a programmable "dual, wide band" mode AGC/Compressor that can work as multi-band, wide band or a combination of both. This provides a smooth natural sound. This product is also used in post-production recording studios.

AGC-400 Audio Gain Controller (Monaural) - The AGC-400 provides accurate, distortion-free automatic gain control over a wide range of program levels (24dB). The AGC-400 contains a programmable "dual, wide band" mode AGC/Compressor that can work as multi-band, wide-band or a combination of both. Average audio levels are controlled by the wideband AGC, while audio peaks are controlled by a dual band AGC. This provides a very smooth, natural sound which cannot be accomplished with other audio processors.

Event Timer - This advanced microprocessor-based timing system that can store and sequence up to 255 events. Each event can control up to 8 contact closures. The user can program events for each day of the week, for each different month of the year. Advanced software makes the unit easy to use.

DAA-50 - With the conversion of audio technology to digital, CRL recognized the need for an inexpensive test and analysis tool and developed the DAA-50. The DAA-50 receives and decodes audio data. A variety of information about the signal can be determined through easily defined LED status indicator lights. Compact and light weight, the DAA-50 can be used when and wherever it's needed.

ITEM 2 - DESCRIPTION OF PROPERTY

In June 1983, the Company contracted for the purchase of land and construction of a building at 2522 West Geneva Drive, Tempe, Arizona. In February 1984, the Company moved its operations into this 5,300 square foot building on a 37,500 square foot parcel of land that currently houses the Company's executive, administrative, sales and research facilities. There is no mortgage on the property.

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

                             PART  II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from "Stock Market
Information" on page 27 of the 1999 Report.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This information is incorporated by reference from "Management's
Discussion and Analysis" on pages 9 through 14 of the 1999 Report.


ITEM 7 - FINANCIAL STATEMENTS

This information is incorporated by reference from the Consolidated Financial Statements on pages 15 through 26 of the 1999 Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS:   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                          Age     Position

Charles Jayson Brentlinger    45      ChiefExecutive Officer,
                                      President and a Director
Gary D. Clarkson              47      Director, Secretary
Erle M. Constable             81      Assistant Treasurer and
                                      Director
Carl E. Matthusen             56      Director
Dennis L. Drew                54      Treasurer, General Manager
                                      and Vice President of
                                      Operations

                             DIRECTORS

Charles Jayson Brentlinger is President and CEO of the Company and Chairman of the Board. He is also the President and owner of Rainbow Broadcasting Inc. and Brentlinger Broadcasting, Inc. Rainbow Broadcasting is the owner of radio station KBZG and is purchasing radio station KESP, both of Phoenix, Arizona. Brentlinger Broadcasting, Inc. was the owner of KBZR Radio in Arizona City, Arizona. In September 1999, Brentlinger Broadcasting Inc. sold KBZR to Big City Broadcasting. Mr. Brentlinger previously sold radio station KPTY Gilbert Arizona, to New Planet Radio.

Mr. Brentlinger has over 26 years of experience in the radio industry. He has worked as a consultant for almost every radio station in the Phoenix area. He formed his own broadcast engineering firm in 1986. Some of his many clients have included, Scripps Howard Broadcasting, Adams Radio Communications Corporation, Adams Satellite/ABC, Transtar Radio Network, Pulitzer Broadcasting Phoenix, Duchossois Communications Corporation, Sundance Communications Corporation, Arizona Radio and Television Corporation, Cook Inlet Corporation, First Media Corporation, Duffey II Corporation, TransCOM/Transcolumbia Corporation.

Mr. Brentlinger attended DeVry Institute of Technology and the University of Arkansas at Little Rock. He is a member of Society of Broadcast Engineers and National Association of Broadcasters. He holds a FCC General Radiotelephone license, valid for life.

Gary D. Clarkson In June of 1999, Mr. Clarkson resigned as Chief Executive Officer, President and Chairman, as a result of the sale of his stock to Charles Jayson Brentlinger. Mr. Clarkson will remain with the Company as a Director, Secretary to the board and Advanced Products Engineer under a 3 year employment contract. In January 1998, following the death of Mr. Ronald R. Jones, Mr. Clarkson was elected to the positions of Chief Executive Officer, President and Chairman. Mr. Clarkson had been Secretary and a director of the Company since its incorporation and was elected Treasurer in July 1992. Mr. Clarkson founded CRL with Mr. Jones in 1974, and has devoted substantially all of his business efforts to the Company's business since that time. He has been a design engineer for the Company from 1974 to present. He holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona. Mr. Clarkson served as assistant and chief engineer at several radio stations from 1971 until 1978.

Erle M. Constable has served as a director of the Company since 1983 and Treasurer from January 1987 to November 1988 when he reduced his activity to Assistant Treasurer. In 1983, Mr. Constable retired from Dynalectron Corporation (now DYNCORP), then a publicly held diversified technical services company where he served as Vice President of Finance and Corporate Development. He was employed by Dynalectron in 1973, and was in charge of an acquisition program which merged 15 companies into Dynalectron. Prior to joining Dynalectron, Mr. Constable worked for Fairchild Industries, Lockheed Aircraft Corporation, Glenn L. Martin Company and Trans World Airlines. He holds undergraduate and masters degrees in business administration received in 1939 and 1940 from the University of Nebraska. Periodically, Mr. Constable acts as a consultant to the Company and receives an hourly consulting fee for his services. Mr. Constable is a director of CRL International, Inc., the Company's wholly owned foreign sales corporation.

Carl E. Matthusen has served as a director of the Company since February 1988. Mr. Matthusen began his career in the broadcast industry in 1963 serving in various capacities at seven radio broadcast stations in Arizona, Wisconsin, Minnesota and Virginia. Since 1978, he has been General Manager of KJZZ/Sun Sounds operated by the Mesa Community College in Mesa, Arizona. In addition, he is a guest lecturer at Mesa Community College, Phoenix College and Arizona State University as well as a consultant to Arizona Western Community College and the Arizona Commission on Post-secondary Education. Mr. Matthusen also served as Chairman of the Board of Directors of the National Public Radio Network from 1992 to 1996, where he was a director from 1990 to 1997.


                     OTHER EXECUTIVE OFFICERS

Dennis L. Drew - Treasurer, General Manager and Vice President of Operations. In June 1999, Mr. Drew resigned as Secretary and Mr. Clarkson was appointed to that position. Mr. Drew was appointed Secretary/Treasurer in January 1998. He joined the Company in 1993 as Controller. In 1994, he was appointed to the positions of Vice President of Operations and Assistant Secretary/Treasurer. Before joining the Company, Mr. Drew spent three years as a Project Manager for Computer Cable Specialists. Prior to Computer Cable Specialists, Mr. Drew held several senior financial management positions with companies in the computer leasing industry. These positions covered a wide range of responsibilities including implementing computerized internal controls to negotiating contracts and loan agreements. Mr. Drew has an MBA from Arizona State University.

ITEM 10 - EXECUTIVE COMPENSATION

The Company did not pay any individual cash compensation in excess of $100,000 for services provided during the fiscal year. The following table sets forth compensation paid or accrued to the chief executive officer during each of the three years ended December 31, 1999.

                     Summary Compensation Table

                                            Securities
Name and                                    Underlying        Other
Principal Position          Year   Salary   Options SARs (#)Compensation

Charles Jayson Brentlinger  1999  $49,846(1)  671,250(5)        -0-
President, CEO
Gary D. Clarkson(2)
Secretary                   1999  $98,406         -0-           -0-
                            1998  $69,982         -0-         $2,321(4)
Ronald R. Jones(3)
Former President and
Chairman of the Board       1998   $4,194         -0-         $3,571(4)
                            1997  $72,696         -0-            -0-
(1) Charles Jayson Brentlinger compensation from July 1, 1999 to December 31, 1999. As per the stock purchase agreement of September 1999, Mr. Brentlinger is employed by the Company at a salary not to exceed $125,000 per year for a three year period.
(2) Gary D. Clarkson has a three year employment agreement with the Company.
(3)  Mr. Jones died on January 1, 1998.
(4) Fee paid by Company for the personal guarantee of the SBA loan.
(5) On September 30, 1999, the Company granted Mr. Charles Jayson Brentlinger 171,250 options to purchase shares of common stock of the Company for a purchase price of $2.50 per share, or $428,125 in the aggregate to be purchased by September 30, 2000, and a 5 year option to purchase 500,000 shares of the Company's common stock for $2.50 per share for a total of $1,250,000. This option expires on September 30, 2004.

The Company has agreements with all employees calling for nondisclosure of trade secrets.

The Company has group life, disability, and medical insurance plans, a 401(k) pension plan, and an Employee Stock Purchase Plan. The 1994 Stock Option Plan was approved by the Company's shareholders at the Company's annual meeting on May 6, 1994.

Compensation of Directors

During the year ended December 31, 1999, outside Directors received a total of $1,600 in compensation for attending meetings.

Employee Pension Plan

The Company sponsors the CRL, INC. 401(k) PROFIT SHARING PLAN (the "Plan") for the benefit of all employees meeting certain eligibility requirements. Under the Plan, participants are permitted to make pre-tax contributions to their plan accounts.
The Company will match 50% of a participant's contributions up to a maximum Company matching contribution of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of annual compensation. In addition, the Company, at its sole discretion, may make an annual profit sharing contribution to the Plan out of its current or accumulated profits. The annual contribution, if any, is allocated to participants based upon each participant's annual compensation.
The Company has not made an annual contribution and currently has no plans to do so. The Company did not make a contribution to the account of the individuals listed in the preceding cash compensation table for the year ended December 31, 1999.

Stock Purchase Plan

The Company has an employee stock purchase plan which is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $50 per week and shares are purchased at the market price, by a nonaffiliated dealer on the open market. During 1999, no employees participated in this plan.

Stock Options

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. There are no options outstanding to this group at this time.

The following table sets forth information regarding options granted in fiscal 1999 to executive officers named in the Summary
Compensation Table:

               Option/SAR Grants in Last Fiscal Year
                        [Individual Grants]

                                  Percent
                     Number of    of Total
                    Securities   Options/S  Exercise
                    Underlying      ARs       or
                   Options/SARS   Granted    Base   Expiration
       Name           Granted       to      Price      Date
                                 Employees  ($/Sh)
                                 in Fiscal
                                    Year
Charles Jayson        171,250       26%      $2.50     2000
Brentlinger
Charles Jayson        500,000       74%       2.50     2004
Brentlinger

                 Fiscal Year End Option/SAR Values

                         Number of            Value of
                        Unexercised      Unexercised In-the-
                      Options/SARs at    Money Options/SARs
       Name         Fiscal Year End (#)  at Fiscal Year (1)
                    Exercisable/Unexer-         ($)
                         cisable         Exercisable/Unexer-
                                              cisable
Charles Jayson          671,250/-0-            -0-/-0-
Brentlinger

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the Company's Common Stock on December 31, 1999 ($2.00 per share) and the exercise prices for both exercisable and unexercisable shares.

Employment Contracts

The Company has a three-year employment agreement with Gary Clarkson that commenced June 1999. Under this agreement, Mr. Clarkson will act as Advanced Product Engineer and is to be paid a salary of $66,456 per year.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

A. Security Ownership of Certain Beneficial Owners
As of February 29, 1999, the following persons were known by the
Company to be the beneficial owners of more than 5% of the
Company's Common Stock:
                                        Amount and
                   Name and Address of  Nature of         Percent
Title of Class     Beneficial Owner     Beneficial Owner  of Class(1)

$.10 par value     Charles Jayson
        common     Brenlinger(2)           308,812         51.67%
                         of
                   Circuit Research Labs, Inc.
                   2522 West Geneva Drive
                   Tempe, Arizona 85282

(1) On the basis of 597,682 shares outstanding on February 29, 2000.
(2) Brentlinger agreed to purchase by September 30, 2000 171,250 additional shares of common stock of the Company for a purchase price of $2.50 per share, or $428,125 in the aggregate.
     Brentlinger may purchase the shares in such amounts and on such dates as he may determine, provided that he shall purchase all of the shares by September 30, 2000. On each date on which Brentlinger purchases any of the shares, he shall pay the purchase price in cash for the shares purchased on that date. When Mr. Brentlinger purchases said 171,250 shares, he will own 62.4% of the outstanding shares. Brentlinger also has a 5 year option to purchase 500,000 shares of the Company's common stock for $2.50 per share for a total of $1,250,000.

B. Security  Ownership of Management
The stock ownership by directors and officers of the Company as of February 29, 2000 is set forth below. Each person named exercises sole voting power over all shares beneficially owned.

                                              Amount and
                Name and                      Nature of
                Address of                    Beneficial  Percent
Title of Class  Beneficial Owner              Owner
of Class(1)

$.10 par
value common   Charles Jayson Brentlinger(2)   308,812     51.67%
$.10 par
value common   Erle M. Constable                   938(3)     * %
                         All of
                    Circuit Research Labs, Inc.
                    2522 West Geneva Drive
                    Tempe, Arizona 85282
Officer and directors as a group (2 persons)    309,750    51.67%

(1) On the basis of 597,682 shares outstanding on February 29, 2000.
(2) Brentlinger agreed to purchase by September 30, 2000 171,250 additional shares of common stock of the Company for a purchase price of $2.50 per share, or $428,125 in the aggregate.
     Brentlinger may purchase the shares in such amounts and on such dates as he may determine, provided that he shall purchase all of the shares by September 30, 2000. On each date on which Brentlinger purchases any of the shares, he shall pay the purchase price in cash for the shares purchased on that date. When Mr. Brentlinger purchases said 171,250 shares, he will own 76.4% of the outstanding shares When Mr. Brentlinger purchases said 171,250 shares, he will own 62.4% of the outstanding shares. Brentlinger also has a 5 year option to purchase 500,000 shares of the Company's common stock for $2.50 per share for a total of $1,250,000.
(3)  Held as community property with Eugenia Constable.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 1999 and are incorporated by reference from Item 7:

     Consolidated balance sheets - December 31, 1999 and 1998. Consolidated statements of operations - Years ended December 31, 1999 and 1998.
     Consolidated statements of stockholders' equity - Years ended December 31, 1999 and 1998.
     Consolidated statements of cash flows - Years ended December 31, 1999 and 1998.
     Notes to consolidated financial statements - Years ended December 31, 1999 and 1998.

                           Exhibit Index
(a)  Exhibit No.

     23   Consent of Deloitte & Touche LLP - see page 15.

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

     13   1999 Annual Report to Security Holders incorporated by
     reference Previous Annual Reports to Security Holders and Forms 10-QSB were previously filed in a timely manner and are incorporated herein by reference.

     21   Subsidiaries of the Registrant - CRL International, Inc. the
     Company's wholly-owned Foreign Sales Corporation was incorporated in Guam in January 1991.

(b)  Reports on Form 8-K

      (a) Exhibits included herein: none

       (b) Reports on Form 8-K     Form 8-K filed on October 1, 1999
                                   Form 8-K filed on January 7, 2000

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-82176 of Circuit Research Labs, Inc. on Form S-8 of our report dated April 10, 2000 incorporated by reference in this Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 1999.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 10, 2000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CIRCUIT RESEARCH LABS, INC.
                               Registrant
Date:          April 14,2000   By /s/ Charles Jayson Brentlinger
                               Charles Jayson Brentlinger,
                               Chief Executive Officer and
                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:          April 14,2000   By /s/ Charles Jayson Brentlinger
                               Charles Jayson Brentlinger,
                               Chief Executive Officer and
                               Chairman of the Board

Date:          April 14,2000   By /s/ Gary D. Clarkson
                               Gary D. Clarkson, Secretary and
                               Director

Date:          April 14,2000   By /s/ Erle M. Constable
                               Erle M. Constable, Assistant
                               Treasurer and Director

Date:          April 14,2000   By /s/ Carl E. Matthusen
                                   Carl E. Matthusen, Director

Date:          April 14,2000   By /s/ Dennis L. Drew
                               Dennis L. Drew, Treasurer, Vice
                               President of Operations, General
                               Manager, Controller.

CIRCUIT RESEARCH LABS, INC.

CORPORATE PROFILE

Circuit Research Labs, Inc. (the "Company" or "CRL") is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets world wide.

The Company's main product lines control the audio quality and range of radio and television audio reception including generators allowing radio and television stations to broadcast in stereo. Professional sound reinforcement and digital audio test equipment is also produced having a wide range of applications.

SELECTED FINANCIAL INFORMATION
                                        YEARS ENDED DECEMBER 31
                         1999       1998       1997        1996      1995
Operating Highlights

Net sales           $1,016,807 $1,516,613 $1,953,521 $2,524,870 $1,884,402
Other income            38,078  1,033,940     11,184     16,860     26,524
Total revenues       1,054,885  2,550,553  1,964,705  2,541,730  1,910,926
Net (loss) income     (260,229)     9,011   (262,296)   123,160   (306,720)
Net income (loss) per
   common share  basic
   and diluted           $(.57)     $ .02      $(.44)      $.21      $(.51)
Weighted average number
   of common shares
   outstanding-basic   458,470    474,394    597,682    597,682     597,682

Balance Sheet Highlights

Current assets      $1,095,588 $1,098,837 $1,263,249 $1,431,175  $1,389,754
Current liabilities    150,479    160,007    195,746    239,811     321,974
Total assets         1,834,691  1,532,574  1,846,598  2,169,590   2,149,670
Long-term obligations        0          0    105,656    122,287     138,458
Total liabilities      150,479    160,007    301,402    362,098     460,432
Stockholders' equity 1,684,212  1,372,567  1,545,196  1,807,492   1,689,238
No cash dividends have been declared.
Key Statistics

Current ratio             7.28       6.87       6.45       5.97        4.32
Working capital       $945,109   $938,830 $1,067,503 $1,191,364  $1,067,780
Order backlog          $20,200    $53,785   $138,570   $228,350    $566,720
Employees                   17         22         24         35          25

Circuit Research Labs, Inc.
2522 W. Geneva Dr.
Tempe, Arizona 85282

Dear Stockholders,

The year 1999 was an eventful one for Circuit Research Labs, Inc. In January 1999, due to the high cost of marketing and operating losses for five of the last six years, the Board of Directors proposed that the Company be sold. Since there were no viable purchase offers, the Board of Directors subsequently proposed dissolution of the Company and discontinued production. On May 3, 1999, the stockholders approved the dissolution proposal.

I had not heard the news of the dissolution until after the annual meeting. As a broadcaster and user of CRL equipment for over 20 years, I was sad to hear of the Company going out of business and contacted Gary Clarkson. It was at that point that I became interested in the possibility of investing in CRL. In the months that followed I was able to acquire a controlling interest in CRL and the Board of Directors voted not to dissolve the corporation, but to continue in business. I have resumed production, brought in new management and set in place plans to return the Company to profitability. The turnaround will take some time but I am confident that CRL will once again be a driving force in the audio processing market.

On January 5, 2000, we announced that CRL had signed a letter of intent to acquire the assets of Orban, Inc., a subsidiary of Harman International Industries, Inc. Based in San Leandro, California, Orban, Inc. is the leading manufacturer of audio processing for radio and TV stations world-wide. Orban has 70 employees and annual sales of approximately $15 million. CRL will retain the Orban brand and employees, including founder and chief engineer Bob Orban. This business combination is highly complementary and synergistic, since roughly 80% of Orban's products are digital and approximately 80% of CRL's products are analog. The combined companies will offer a full range of digital and analog audio processing solutions at many price points. The purchase price is $10.5 million, of which $500,000 has been paid. The transaction is expected to close in the second quarter of 2000. We believe that the funding for the purchase of Orban, Inc.is expected to be provided by a private placement of equity of CRL and a combination of seller financing and asset based lending. As of April 10, 2000, there is no assurance that the Company will be able to acquire the necessary financing. The transaction is subject to the ratification of a definitive agreement as well as customary closing conditions.

I am very optimistic about the future of our Company and appreciate the past support of the stockholders.

Very truly yours,
Charles Jayson Brentlinger
President

Corporate Overview

Founded in 1974 as broadcast industry consultants, CRL built upon its understanding of the broadcast industry's needs by expanding into product development and manufacturing. In 1978, the Company was incorporated, and in late 1983 became registered as a public company on the NASDAQ stock exchange.

Since the first product, which was designed to improve the "coverage and quality" of low powered AM radio stations, CRL has been committed to improving broadcast quality. CRL's product lines have grown to include digital and analog audio processing and encoding devices for monaural or stereo AM or FM radio, international short-wave and mono or stereo television and audio analyzers. These products are labeled "CRL Systems".

CRL is dedicated to serving the audio processing needs of the broadcast and professional audio markets with the highest quality products utilizing state-of-the-art technology. In order to prevent dependency on one market, when appropriate, consultants, licensing of technology and acquisition of product lines are also used to diversify operations. CRL also encourages product engineering and development for other complementary broadcast manufacturers. An example is the development of a digital audio analyzer.

CRL's production capabilities are being improved and new marketing concepts are being developed to provide increased market share. Trusting in dealers internationally and domestically for final product distribution, the CRL marketing and sales staff works directly in sales efforts with potential customers along with and for its dealers. Supported by an efficient customer service department, CRL maintains a reputation for excellent business ethics and selling standards.

Corporate Strategy

In January 1999, due to the high cost of marketing the Company's products and operating losses for five of the last six years, the Board of Directors proposed that the Company be sold. Since there were no viable purchase offers, the Board of Directors subsequently proposed dissolution of the Company and discontinued production. On May 3, 1999, the stockholders approved the dissolution proposal.

On June 28, 1999, the Company and Mr. Gary Clarkson (then Chairman of the Board, President and CEO of the Company) entered into an agreement (the "Stock Purchase Agreement") to sell to Mr. Charles Jayson Brentlinger the controlling interest in the Company. The transaction closed on September 30, 1999.

Pursuant to the Stock Purchase Agreement, Mr. Brentlinger purchased 187,500 shares of the Company's authorized, but unissued common stock at $3.05 per share, for a total of $571,875. Within one year of closing, Mr. Brentlinger is obligated to purchase an additional 171,250 shares of the Company's common stock at $2.50 per share for a total of $428,125. Mr. Brentlinger has a 5 year option to purchase an additional 500,000 shares of the Company's common stock for $2.50 per share for a total of $1,250,000. Mr.Brentlinger also purchased all of Mr.Clarkson's stock, 121,312 shares, at $3.05 per share. Mr. Brentlinger owns 308,812 shares of the Company's common stock which is 51.67% of the 597,682 outstanding shares.

Mr. Clarkson has resigned as President and CEO of the Company and was replaced by Mr. Brentlinger. Mr. Clarkson will remain with the Company as an Advanced Product Engineer, under a 3 year employment contract, and will remain on the Board of Directors. Mr. Brentlinger was appointed to the Board of Directors of the Company, to serve a term to expire at the next meeting of stockholders duly called to elect a Board of Directors.

The Board of Directors, pursuant to its authority under Arizona Law, voted not to dissolve the corporation, but to continue in business, as set forth above.

Letter of Intent to Acquire Orban, Inc.

On January 5, 2000, the Company and Harman International Industries, Inc. (NYSE: HAR) announced that they have signed a letter of intent whereby the Company will acquire Harman's Orban, Inc. subsidiary. Based on a series of negotiations, the purchase price is $10.5 million, of which $500,000 has been paid. The transaction is expected to close in the second quarter of 2000. Management believes that the funding for the purchase of Orban, Inc.is expected to be provided by a private placement of equity of CRL and a combination of seller financing and asset based lending. As of April 10, 2000, there is no assurance that the Company will be able to acquire the necessary financing. The transaction is subject to the ratification of a definitive agreement as well as customary closing conditions.

Based in San Leandro, California, Orban, Inc. is a leading manufacturer of audio processing for radio and TV stations worldwide. Orban has about 70 employees and annual sales of approximately $15 million. CRL will retain the Orban brand and employees, including founder and chief engineer Bob Orban.

The management of the Company believes this business combination is highly complementary and synergistic, since roughly 80% of Orban's products are digital and approximately 80% of CRL's products are analog. Upon the acquisition being completed, the Company will be equipped to offer a full range of digital and analog audio processing solutions at many price points.

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

Circuit Research Labs, Inc.'s Principal Products

Audio Processing Products

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

CRL's audio processing equipment for radio broadcast can be separated into four different series or product families, FM Series, AM Series, TV Series and Other.

FM Series

Millennium Digital Audio Processor - The CRL Millennium digital processor is the newest addition to the Company's FM processing line. It is currently the only digital audio processor to use 32 bit floating-point technology. Its advanced design allows the unit to serve a long life in the customer's hands. The modular construction makes it possible for CRL to offer specific PCB upgrades without changing the main chassis. This design approach allows CRL to sell additional upgrade products to current users of the Millennium. The Millennium FM digital processor gives a strong, high quality sound that attracts and holds the listening audience. The radio audience will enjoy a clear, bright and appealing sound that is easy to listen to for long periods of time. The Millennium uses the latest digital technology to its fullest potential to produce the most advanced digital audio processor on the market. The Millennium includes a true digital stereo multiplex generator, gated AGC (Audio Gain Controller), 5 band compressor, multi-band limiter and graphic equalizer. Also included is CRL's exclusive stereo sound enhancement.

FM Amigo Audio Processor - CRL's FM Amigo processor is an integrated "one box" processing system designed for the small to mid-size station in both international and domestic markets. The FM Amigo processor is one of the best performing processors in its class. It is a combination of a dual band AGC, a variable pre-emphasis multi-band limiter and digitally synthesized stereo generator. The single unit contains a complete FM audio processing system. The FM Amigo is flexible and powerful, yet designed for easy set up and use. The FM Amigo is one of CRL's most popular selling systems.

The Modulation Signature Audio Processor - The Modulation Signature has a powerful multi-band limiter giving the radio station a natural sound with superior loudness while maintaining superior quality. A digitally synthesized multiplex generator provides the station with a flawless, maintenance free stereo signal. Separate stereo generator and audio limiter outputs are provided for added flexibility. CRL's patented high performance audio filtering guarantees the optimum performance of the radio station's SCA and RDS/RBDS subcarriers.

SG-800A Stereo Generator - The SG-800A is an excellent companion to virtually any audio processing system or transmitter exciter on the market. The digitally synthesized SG-800A Stereo Generator produces laboratory grade composite signals even with the complex waveforms produced by large amounts of competitive audio processing. The digital design of the SG-800A provides absolute stability and maintenance free composite/ pilot synchronization.

The SCA-300B Subcarrier Generator - The SCA-300B is a complete subcarrier system using advanced concept in SCA generation techniques. The frequency-locked digital design ensures superior carrier frequency stability, while providing linear modulation characteristics. The SCA-300B is designed to handle any type of data or audio application.
Integral dual band audio limiting provides consistent full modulation for music or voice applications.


AM Series

Amigo AM Audio Processor - The Amigo AM is a complete stereo audio processing system. It includes CRL's patented AM stereo processing circuitry as found in the modular AM systems. The system includes a dual band AGC, triband limiter, and NRSC (National Radio Systems Committee) output filtering. The Amigo AM can be used in mono for customers waiting to convert to stereo.

The AGC-400 Automatic Gain Controller The AGC400 provides accurate, distortion-free automatic gain control over a wide range of program levels. The CRL AGC combines a wide band AGC with a dual-band AGC, which control average audio levels and audio peaks, respectively. This unique combination provides a smooth natural sound while preventing the amplification of background noise.

SEC-400 Multi-band Compressor/equalizer The SEC-400 is a multi-band compressor/equalizer that allows adjustment of tonal balance. However, there is more to this unit than simply control. The SEC-400 splits the audio into four bands. Each compressor then aggressively adds RMS density and loudness to the program material. The output equalization of each band is adjustable from +6 to 12 dB, which then allows the station to fine tune easily by boosting or cutting bass, mid range or treble.

PMC-450 Limiter The PMC 450 final peak limiter is designed to give the radio station maximum peak levels and loudness, without the distortion. This tri-band unit has an adjustable mid-band limiter drive control which can add vocal clarity and punch to any signal. In addition, the PMC-450 provides transmitter correction controls, which allows the station to interface the unit with any type of AM transmitter.

AM 4 Mono Audio Processing System The AM4 will extend coverage area of most AM stations by maximizing the audio energy delivered to the transmitter, carefully reshaping the audio waveform to allow modulation as high as possible without side effects. This three unit system consists of the AGC-400 Audio Gain Controller, the SEC-400 Four Band Compressor, and the PMC-450 Limiter.

The BAP-2000 is a complete stand alone audio processor for any mono FM. The system consists of an advanced dual band audio AGC and limiter. Internal options, selected by the radio station, allow the BAP-2000 to be tailored to handle most any mono audio control job.

MBL-100 Multi-band Audio Limiter The MBL-100 is a multi-band limiter specifically designed for either HF/short-wave and news/talk radio. This unit offers maximum loudness capability to extend coverage area and help overcome noise and interference in the reception area. It also improves intelligibility of speech and fidelity of musical programming.


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

TVS-3001 - The TVS-3001 is a state-of-the-art stereo television processing system that offers maximum control of the audio program material. It includes a precision tri-band AGC with horizontal sync rejection filter, exclusive CRL/CBS loudness control circuitry, reversed phase audio corrector and audio asymmetry removal circuits.

TVS-3003 - The TVS-3003 is a digitally synthesized MTS generator with dbx encoding, advanced transfer function pre-emphasis limiter and a proprietary stereo sound field enhancer.

TVS-3004 - The TVS-3004 Professional Channel (PRO) generator is a digitally synthesized subcarrier generator for non-public use with integrated input limiter, data and telemetry inputs.

TVS-3005 - The TVS-3005 is a digitally synthesized subcarrier generator for a secondary audio program (SAP) channel, primarily designed for public second language usage.

BAP-2000 - The BAP-2000 is a complete audio processor with horizontal sync rejection filter for mono television applications. The system consists of an advanced dual band audio AGC and limiter. Internal options selected by the radio station allow the BAP-2000 to be tailored to handle most any mono control job.

Other Products

SGC-800 Stereo Gain Controller - The SGC-800 provides accurate, distortion-free automatic gain control over a wide range of program levels. The SGC-800 contains a programmable "dual, wide both" mode AGC/Compressor that can work as multi-band, wide band or a combination of both. This provides a smooth natural sound. This product is also used in post-production recording studios.

AGC-400 Audio Gain Controller (Monaural) - The AGC-400 provides accurate, distortion-free automatic gain control over a wide range of program levels (24dB). The AGC-400 contains a programmable "dual, wide both" mode AGC/Compressor that can work as multi-band, wide-band or a combination of both. Average audio levels are controlled by the wideband AGC, while audio peaks are controlled by a dual band AGC. This provides a very smooth, natural sound which cannot be accomplished with other audio processors.

Event Timer - This advanced microprocessor-based timing system that can store and sequence up to 255 events. Each event can control up to 8 contact closures. The user can program events for each day of the week, for each different month of the year. Advanced software makes the unit easy to use.

DAA-50 - With the conversion of audio technology to digital, CRL recognized the need for an inexpensive test and analysis tool and developed the DAA-50. The DAA-50 receives and decodes audio data. A variety of information about the signal can be determined through easily defined LED status indicator lights. Compact and light weight, the DAA-50 can be used when and wherever it's needed.

CIRCUIT RESEARCH LABS, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS YEARS ENDED DECEMBER 31, 1999 AND 1998

RESULTS OF OPERATIONS
The following tables set forth financial information for each of the four quarters of the year ended December 31, 1999 and for the years ended December 31, 1999 and 1998.

                                          1999 Quarters Ended
                      March 31    June 30  September 30   December 31

Net sales           $  374,293  $ 274,683      $196,000     $ 171,831
Other income            13,608      6,619         7,795        10,056

Total revenues        $387,901  $ 281,302      $203,795     $ 181,887

Gross profit on
  net sales        $   130,626  $  64,031      $ 88,486     $ 492,368
Gross profit percent        35%        23%           45%          287%
Net (loss) income   $ (170,524) $ (56,295)    $(134,273)    $ 100,863

Net (loss) income
  percent of net sales    (46%)     (20%)          (69%)           59%

(Loss) income per share
  basic and diluted      $(.42)    $(.14)         $(.33)         $.17

                                        Years Ended December 31
                                                1999           1998

Net sales                                $ 1,016,807     $1,516,613
Other income                                  38,078      1,033,940

Total revenues                          $  1,054,885     $2,550,553

Gross profit on net sales                 $  775,511      $ 247,528
Gross profit percent                             76%            16%

Net (loss) income                       $   (260,229)        $9,011
Net (loss) income  percent of net sales         (26%)           .1%
Loss) income per share  basic and diluted     $(.57)         $ .02

The primary factor affecting the results of the Company's 1999 operations compared to 1998 was the Board of Directors' proposed dissolution of the Company. Production was stopped and personnel were terminated in anticipation of the dissolution. Following the sale of stock on September 30,1999 to Charles Jayson Brentlinger, the Board of Directors voted not to dissolve the corporation, production was resumed and new personnel were hired. The decrease in sales was a direct result of customers not buying the Company's products due to the proposed dissolution. Net sales in 1999 decreased 33% to $1,017,000 compared to $1,517,000 for 1998.

Cost of goods sold in 1999 was 24% of net sales compared to 84% in 1998. The improvement was due to the change in inventory obsolescence reserves. The inventory obsolescence reserve expensed in 1998 was $552,000. The decision to cease production in early 1999 in anticipation of the proposed dissolution of the Company resulted in the reduction of net realizable value of the inventory at December 31, 1998. In the fourth quarter of 1999, $303,000 of this reserve was reversed since the Company resumed production and certain inventory items reserved for at December 31, 1998 were sold in the current year.

Selling, general and administrative expense in 1999 of $850,000 was lower than selling, general and administrative expense in 1998 of $900,000 due primarily to a decrease in personnel and a decrease in international travel.

Research and development expense for the year ended December 31, 1999 was $223,000, a decrease of $32,000 compared to $255,000 for the same period of 1998. The decrease was a result of a decrease in engineering personnel.

Other income (expense) for the year ended December 31, 1999 was $38,000 consisting of interest income from investments. Other income (expense) for the year ended December 31, 1998 of $916,000 included $1,001,000 of officer's life insurance proceeds received in excess of the policy's cash surrender value from an insurance policy payable upon the death of Ronald
R. Jones, $33,000 of interest income from investments, $20,000 of interest expense and $98,000 paid to Royce T. Jones as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company.

FINANCIAL POSITION

At December 31, 1999, the Company had net working capital of $945,000 and a current ratio of 7.28 to 1 compared to net working capital of $939,000 and a current ratio of 6.87 to 1 at December 31,1998.

Receivables at December 31, 1999 of $48,000 were $40,000 lower than the December 31, 1998 balance of $88,000. The decrease was due to the decrease in sales in 1999. The Company's credit policy remains the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

Inventories were $561,000 at December 31, 1999 compared to $384,000 at December 31, 1998, an increase of $177,000. Work in progress and finished goods decreased $36,000 and $167,000, respectively, as a result of the ceasing of production in the first six months of 1999. Sales were from existing finished goods and assemblies. In the third quarter of 1999, production was resumed necessitating the purchase of raw materials and production supplies resulting in an increase of $63,000 in raw materials. The obsolescence reserve for inventory in 1998 was $697,000. The decision to cease production in 1999 in anticipation of the proposed dissolution of the Company resulted in the reduction of net realizable value of the inventory. In 1999, the balance of the reserve was $380,000, a decrease of $317,000. The Company resumed production and certain inventory items reserved for at December 31, 1998 were sold in the current year.

There were no major capital expenditures in 1999; however, during the fourth quarter the Company incurred approximately $298,000 in costs related to the proposed acquisition of Orban, Inc., including a $250,000 non-refundable deposit. After year-end, the Company paid an additional $250,000 deposit toward the $10.5 million purchase price.

CIRCUIT RESEARCH LABS, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS YEARS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS
The following tables set forth financial information for each of the four quarters of the year ended December 31, 1998 and for the years ended December 31, 1998 and 1997.


                                     1998 Quarters Ended
                        March 31      June 30  September30  December 31

Net sales              $  517,210   $ 324,665     $421,598   $  253,140
Other income            1,003,510       7,240       14,785        8,405

Total revenues         $1,520,720   $ 331,905     $436,383    $ 261,545

Gross profit on
  net sales             $ 296,305   $ 174,835     $230,440    $(454,052)
Gross profit percent          57%         54%          55%        (179%)

Net income (loss)      $1,002,793   $(178,735)    $(26,594)   $(788,453)

Net income (loss)
  percent of net sales       194%        (55%)         (6%)       (311%)

Income (loss) per share
  basic and diluted        $1.68        $(.38)       $(.06)      $(1.92)

                                                Years Ended December 31
                                                 1998              1997

Net sales                                $  1,516,613      $  1,953,521
Other income                                1,033,940            11,184

Total revenues                           $  2,550,553      $  1,964,705

Gross profit on net sales                   $ 247,528         $ 962,895
Gross profit percent                              16%               49%

Net income (loss)                           $  9,011         $(262,296)
Net income (loss) percent of net sales            .1%             (13%)
Income (loss) per share  basic and diluted    $ .02            $ (.44)

The primary factors affecting the results of the Company's 1998 operations compared to 1997 were a continued decrease in sales and the decision in early 1999 to cease production and dissolve the Company. Net sales in 1998 decreased 22% to $1,517,000 compared to $1,954,000 for 1997. The decrease is the result of slow demand for CRL's audio processing equipment, in both the domestic and international markets.

Cost of goods sold in 1998 was 84% of net sales compared to 51% in 1997. The increase was due to the $552,000 increase in the obsolescence reserve for inventory. The decision to cease production in anticipation of the proposed dissolution of the Company resulted in the reduction of net realizable value of the inventory, and therefore the reserve was significantly increased in the fourth quarter of 1998.

Selling, general and administrative expense in 1998 of $900,000 was lower than selling, general and administrative expense in 1997 of $996,000 due primarily to a decrease in personnel and international travel.

Research and development expense for the year ended December 31, 1998 was $255,000, an increase of $36,000 compared to $219,000 for the same period of 1997. The increase was the result of higher salaries and developmental costs.

Other income (expense) for the year ended December 31, 1998 of $916,000 includes $1,001,000 of officer's life insurance proceeds received in excess of the policy's cash surrender value from an insurance policy payable upon the death of Ronald R. Jones. Interest and other income and expense consists of $33,000 of interest income from investments, $20,000 of interest expense and $98,000 paid to Royce T. Jones as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company.

FINANCIAL POSITION

At December 31, 1998, the Company had net working capital of $939,000 and a current ratio of 6.87 to 1. In 1998, net cash used in operating activities increased to $325,000 from $42,000 in 1997, primarily as a result of the Company's operating losses.

On February 6, 1998, the Company received $1,033,000 proceeds of an insurance policy payable upon the death of Ronald R. Jones. Pursuant to an agreement between the Company and Ronald R. Jones, the Company repurchased all of Ronald R. Jones' 187,500 shares from the estate of Ronald R. Jones for $181,640.

In March 1998, the Company paid off the balance, plus accrued interest and early payment premium, on the mortgage note collateralized by the Company's operating facility.

On July 16, 1998, the Company paid Royce T. Jones $98,000 as a settlement of any and all claims that Royce T. Jones or the Estate of Ronald R. Jones, may have had against the Company.

Receivables at December 31, 1998 of $88,000 were $24,000 lower than the December 31, 1997 balance of $112,000. The decrease was due to the decrease in sales in 1998. The Company's credit policy remained the same as in previous years, with letters-of-credit for international shipments and short-term extension of payment terms to domestic dealers.

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

There were no major capital expenditures in 1998.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona


We have audited the accompanying consolidated balance sheets of Circuit Research Labs, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 5, on January 5, 2000, the Company and Harman International Industries, Inc. announced that they have signed a letter of intent whereby the Company would acquire Harman's Orban, Inc. subsidiary. The purchase price is $10.5 million, of which $500,000 has been paid as a non-refundable deposit. There is no assurance that the Company will be able to acquire the necessary financing to complete this transaction.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 10, 2000

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS                                                 1999        1998

CURRENT ASSETS:
    Cash                                         $   62,597   $ 128,691
    Securities available-for-sale (Note 2)          383,905     486,961
    Accounts receivable, less allowance for
       doubtful accounts of $9,715  in 1999
       and $6,520 in 1998                            47,662       87,942
    Inventories (Note 3)                            561,205      384,367
    Prepaid expenses and other                       40,219       10,876
          Total current assets                    1,095,588    1,098,837

PROPERTY, PLANT AND EQUIPMENT - Net (Note 4)        440,888      433,737
DEFERRED ACQUISITION COSTS (Note 5)                 298,215

TOTAL                                            $1,834,691   $1,532,574

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                              $  70,732   $   44,748
    Accrued salaries and benefits                    34,684       36,703
    Accrued professional fees                        30,933       27,986
    Customer deposits                                 3,623       17,355
    Other accrued expenses and liabilities           10,507       12,215
    Current portion of long-term debt (Note 6)                    21,000
          Total current liabilities                 150,479      160,007

         Total liabilities                          150,479      160,007

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 12)

STOCKHOLDERS' EQUITY (Notes 7 and 9):
 Preferred stock, $100 par value  authorized,
   500,000 shares, None issued
 Common stock, $.10 par value  authorized,
   20,000,000 shares 597,682 shares issued            59,768       59,768
 Additional paid-in capital                        1,637,474    1,247,240
 Retained (deficit) earnings                         (13,030)     247,199
 Less treasury stock at cost 187,500 shares                      (181,640)
         Total stockholders' equity                1,684,212    1,372,567
TOTAL                                             $1,834,691   $1,532,574

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999      1998

NET SALES (Note 11)                                 $1,016,807 $ 1,516,613

COST OF GOODS SOLD                                     241,296   1,269,085

Gross profit                                           775,511     247,528

OPERATING EXPENSES (Note 12):
    Selling, general and administrative                850,377     899,535
    Research and development                           223,441     254,717
Total operating expenses                             1,073,818   1,154,252

 LOSS FROM OPERATIONS                                 (298,307)   (906,724)

OTHER INCOME (EXPENSE):
   Life insurance proceeds                                       1,000,681
   Interest and other income                            38,078      33,259
   Interest and other expense                                     (118,205)

Total other income (expense)                            38,078     915,735
(LOSS) INCOME  BEFORE INCOME TAX
(BENEFIT) PROVISION                                   (260,229)      9,011

INCOME TAX (BENEFIT) PROVISION  (Note 10):                   0           0

NET (LOSS)  INCOME                                   $(260,229)    $ 9,011
NET (LOSS) INCOME PER COMMON SHARE - BASIC AND
DILUTED (Note 8)                                         $(.57)       $.02

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

                            Additional   Retained
                   Common     Paid-in    Earnings    Treasury
                   Stock      Capital    (Deficit)     Stock         Total
BALANCE,
JANUARY 1, 1998   $59,768    $1,247,240   $238,188              $1,545,196

Purchase of
treasury stock                                       ($181,640)   (181,640)

Net income                                   9,011                   9,011

BALANCE,
DECEMBER 31, 1998  59,768     1,247,240    247,199    (181,640)  1,372,567

Sale of treasury
 stock                          390,234                181,640     571,874

Net loss                                  (260,229)               (260,229)

BALANCE,
DECEMBER 31, 1999 $59,768    $1,637,474  $ (13,030)          0  $1,684,212


 See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999          1998
OPERATING ACTIVITIES:

Net (loss) income                                   $(260,229)     $  9,011
Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
   Depreciation and amortization                       33,861       126,215
   Loss on disposal assets                              5,930
   Proceeds from officer's life insurance in
     excess of cash surrender value                              (1,000,681)
 (Decrease) increase in inventory reserves           (317,122)      552,328
   Changes in assets and liabilities:
         Accounts receivable                           40,280        24,378
         Inventories                                  140,284       (53,570)
         Prepaid expenses and other                   (29,343)       57,746
         Deferred acquisition costs                  (298,215)
         Accounts payable and other accrued expenses   11,472       (40,258)

               Net cash used in operating activities (673,082)     (324,831)

INVESTING ACTIVITIES:
    Capital expenditures                              (51,942)      (19,249)
    Purchase of securities                           (870,198)   (1,829,918)
    Proceeds from sale or maturity of securities      973,254     1,432,564
    Proceeds from officer's life insurance                        1,033,051

               Net cash provided by investing
                     activities                        51,114       616,448

FINANCING ACTIVITIES:
     Principal payments on long-term debt             (16,000)     (101,137)
     Sale of treasury stock                           571,874
     Purchase of treasury stock                                    (181,640)

             Net cash  provided by (used in)
                   activities                         555,874      (282,777)

             NET (DECREASE) INCREASE  IN CASH         (66,094)        8,840

CASH, BEGINNING OF YEAR                               128,691       119,851
CASH, END OF YEAR                                    $ 62,597      $128,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                       $  19,156
     Sale of assets in exchange for balance on
         payable                                       $5,000
See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Circuit Research Labs, Inc. (the "Company") has been involved in the business of manufacturing and selling audio processing equipment to radio and television stations. In January 1999, due to the high cost of marketing the Company's products and operating losses for five of the last six years, the Company announced that it was being offered for sale. Subsequently, the Company discontinued production of its products and the Company's Board of Directors proposed dissolution of the Company. On May 3, 1999, the stockholders approved the dissolution proposal.

On June 28, 1999, the Company and Mr. Gary Clarkson (then Chairman of the Board, President and CEO of the Company) entered into an agreement (the "Stock Purchase Agreement") to sell to Mr. Charles Jayson Brentlinger the controlling interest in the Company. The transaction closed on September 30, 1999.

Pursuant to the Stock Purchase Agreement, Mr. Brentlinger purchased 187,500 shares of the Company's authorized, but unissued common stock at $3.05 per share, for a total of $571,875. Within one year of closing, Mr. Brentlinger is obligated to purchase an additional 171,250 shares of the Company's common stock at $2.50 per share for a total of $428,125. Mr. Brentlinger has a 5 year option to purchase an additional 500,000 shares of the Company's common stock for $2.50 per share for a total of $1,250,000. Mr.Brentlinger also purchased all of Mr.Clarkson's stock, 121,312 shares, at $3.05 per share. Mr. Brentlinger owns 308,812 shares of the Company's common stock which is 51.67% of the 597,682 outstanding shares.

 Mr. Clarkson has resigned as President and CEO of the Company and was replaced by Mr. Brentlinger. Mr. Clarkson will remain with the Company as an Advanced Product Engineer, under a 3 year employment contract, and will remain on the Board of Directors. Mr. Brentlinger was appointed to the Board of Directors of the Company, to serve a term to expire at the next meeting of stockholders duly called to elect a Board of Directors.

The Board of Directors, pursuant to its authority under Arizona Law, voted not to dissolve the corporation, but to continue in business, as set forth above.

Principles of Consolidation - The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries: CRL Systems, Inc., National Communications Research Center, Inc. ("NCRC") and CRL International, Inc. (collectively, the
"Company").   Significant intercompany accounts and transactions have
been eliminated in consolidation.

Significant accounting policies are as follows:

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

d. Long-lived assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

e.   Revenue is recognized on sales of products at the time of shipment.

f.   Research and development costs are charged to expense as incurred.

g. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109. Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the tax rates that will be in effect when these differences reverse.

h. Financial instruments - SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgement is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, securities available-for-sale, receivables, accounts payable and long-term debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

i. Income (loss) per share - Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted income per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method.

j.   New accounting pronouncements - In June 1998, the Financial
  Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which will be effective for the Company's financial statements as of January 1, 2001, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the impact, if any, that will result from the adoption of this standard.

k. Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles necessarily required management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

l. Reclassifications Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in 1999.

2.   SECURITIES  AVAILABLE-FOR-SALE

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

A summary of the Company's securities is as follows at December 31:
                                                  1999         1998
Amortized cost and estimated fair value:
         United States Government Securities  $383,905     $486,961

At December 31, 1999, the United States Government Securities mature in
2000.

3.   INVENTORIES

Inventories consist of the following at December 31:
                                                   1999        1998

Raw materials and supplies                     $343,745    $280,563
Work in process                                 214,933     250,909
Finished goods                                  382,156     549,646
Total                                           940,834   1,081,118
Less obsolescence reserve                       379,629     696,751
Inventories, net                               $561,205   $ 384,367

4.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:
                                                   1999        1998

Land                                           $130,869   $ 130,869
Building and improvements                       503,000     503,000
Furniture and fixtures                          285,167     305,072
Machinery and equipment                         518,272     555,878
                                              1,437,308   1,494,819
Less accumulated depreciation                   996,420   1,061,082
Property, plant and equipment - net            $440,888   $ 433,737

5.        DEFERRED ACQUISITION COSTS

On January 5, 2000, the Company announced that it had signed a letter of intent to acquire one of its competitors, Orban, Inc., a subsidiary of Harman International Industries, Inc. The purchase price is $10.5 million, of which $500,000 has been paid. The transaction is expected to close in the second quarter of 2000. The Company believes that the funding for the purchase of Orban, Inc. is expected to be provided by a private placement of equity of CRL and a combination of seller financing and asset based lending. As of April 10, 2000, there is no assurance that the Company will be able to acquire the necessary financing. The transaction is subject to the ratification of a definitive agreement as well as customary closing conditions. As of December 31, 1999, the total costs deferred relating to this acquisition were $298,215, including a $250,000 non-refundable deposit. Subsequent to December 31, 1999, an additional $250,000 non-refundable deposit was paid to Harman International Industries, Inc..

6.       LONG-TERM DEBT

At December 31,1998, long-term debt consisted of a noninterest-bearing note requiring annual payments of $11,000 through January 2000. Such debt was paid in full in 1999. The Company had no outstanding debt at December 31, 1999.

7.        STOCKHOLDERS'  EQUITY

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


8.         INCOME (LOSS) PER SHARE

As discussed in Note 1, the following is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the year ended December 31, 1998 as required by SFAS No.
128. Loss per share amounts for the year ended December 31, 1999 are calculated using only the weighted average outstanding shares of 458,470. Options to purchase 671,250 shares of common stock at $2.50 per share, were outstanding during the year ended December 31, 1999 but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

                   For the Year Ended December 31, 1998
                               Income       Shares        Per Share
                             (Numerator)  (Denominator)   Amount

Basic                            $9,011        474,394       $.02
Effect of dilutive stock
 options                                         4,319

Diluted                          $9,011        478,713       $.02

9.        STOCK OPTIONS

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 60,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options are typically exercisable upon the grant date for up to 3 years at a price equal to 100% of the fair market value at the date of grant. There are no options outstanding under this plan at December 31, 1999.

In September 1999, the Company granted to its President two sets of stock options. The first, pursuant to the terms of the Stock Purchase Agreement, required the President to purchase 171,250 shares of the Company's common stock at $2.50 per share within 1 year. The second grant, which vests immediately, is for options to purchase 500,000 shares over the next 5 years for $2.50 per share. None of the above options were exercised in 1999. Therefore, at December 31, 1999, the Company had outstanding 671,250 options at a weighted average exercise price of $2.50.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No.123, the Company's net loss and net loss per share for the year ended December 31, 1999 would have been increased to the pro forma amounts indicated below:

   Net loss - as reported                    $ (260,229)
   Net loss - pro forma                        (730,863)
   Loss per share - as reported                   (0.57)
   Loss per share - pro forma                     (1.59)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield, expected volatility of 85%, risk-free interest rate of 6.25%, and expected lives of two years.


10.            INCOME TAXES

The principal reasons for the difference between the income tax (benefit) provision and the amounts computed by applying the statutory income tax rates to (loss) income before income tax provision for the years ended December 31, are as follows:
                                                  1999       1998
Federal tax at statutory rates                $(88,500)    $3,100
State tax at statutory rates                   (15,600)       500
Officer's life insurance proceeds              (13,200)  (400,000)
Officer's life insurance                         1,600      3,000
Increase in valuation allowance                115,700    393,400
Total                                                $0       $ 0

At December 31, deferred taxes represent the tax effect of temporary differences related to:

                                                  1999      1998
Current deferred taxes:
Inventory capitalization                       $89,200   $33,000
Prepaid expenses                               (13,100)   (3,800)
Inventory obsolescence reserve                 151,900   278,700
Allowance for doubtful accounts                  3,800     2,600
Deferred tax valuation allowance              (231,800) (310,500)
Total                                              $ 0       $ 0

Non-current deferred taxes:
Depreciation and amortization                 $(25,900)  $(16,400)
Operating loss carryforward                    446,300    267,000
Federal general business credit carryforward    65,400     65,400
Other                                           46,000     21,400
Deferred tax valuation allowance              (531,800)  (337,400)
Total                                              $ 0        $ 0

At December 31, 1999, a valuation allowance totaling $ 763,600 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carryforwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $1,116,000 which expire through 2019 are available for federal income tax purposes.

11.   SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

The Company engages in business activities in a single reporting segment which manufactures and sells audio processing equipment to radio and television stations. The chief operating decision makers are provided information about the revenues generated by individual products, with all products having similar production processes, customers and distribution channels. The Company's long-lived assets are all located in the U.S.

Sales during each of the two years ended December 31, 1999 were conducted primarily through wholesale distributors and dealers. No wholesale distributors accounted for 10% or more of net sales during the year ended December 31, 1999. Two wholesale distributors accounted for 10% and 7%, respectively, for the year ended December 31, 1998.

International sales in 1999 and 1998 totalled approximately $501,000 and $820,000, respectively. Foreign sales are made through the Company's wholly-owned foreign sales corporation. The Company requires that all sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 1999 or 1998.

The Company's export sales by region are as follows:


Region                                1999     %        1998        %
Europe                           $  42,000     8%   $ 92,500       11%
Pacific Rim                        253,000     50    331,200       40
Latin and South America             23,000      5     83,000       10
Canada and Mexico                   94,000     19    135,000       17
Other                               89,000     18    178,300       22
Total                             $501,000    100%  $820,000      100%

12.  EMPLOYEE BENEFIT PLAN

As of January 1, 1991, the Company adopted a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company will match 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $16,480 and $16,307 in 1999 and 1998, respectively.

Circuit Research Labs, Inc.

STOCK MARKET INFORMATION

The Company's common stock is publicly traded on the OTC Bulletin Board (NASDAQ symbol: CRLI) and commenced trading on November 4, 1983. As of February 29, 2000, there were 597,682 shares of common stock issued and outstanding, with an estimated 400 stockholders of record. The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers Automated Quotations (NASDAQ).

                                        1999 - Quarters Ended

                      March 31   June 30   September 30   December 31
Bid Quotation Range

High                    $2.00      $1.50          $1.75         $2.00
Low                     $1.50      $1.50          $1.50         $2.00


                                         1998 - Quarters Ended

                      March 31   June 30   September 30   December 31
Bid Quotation Range

High                     $2.25     $3.00          $4.50         $1.63
Low                       $.94     $1.30          $1.90        $ 1.63


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

Circuit Research Labs, Inc.

                           CORPORATE DIRECTORY

OFFICERS AND DIRECTORS:

Charles Jayson Brentlinger
Chairman of the Board of Directors, President, Chief Executive Officer and
Chief Operating Officer

Gary D. Clarkson
Secretary and Director

Erle M. Constable
Assistant Treasurer and Director

Carl E. Matthusen
Director
General Manager KJZZ/Sun Sounds

Dennis L. Drew
Treasurer, General Manager and  Vice President of Operations


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

Financial Public Relations Counsel:          Corporate Counsel:
  The Equity Group Inc.                        James S. Freedman, Esquire
  919 Third Avenue                             4455 E. Camelback Rd., E160
  New York City, New York 10022                Phoenix, Arizona 85018

 Additional Information:

A copy of Circuit Research Labs, Inc.'s current Form 10-KSB has been filed with the Securities and Exchange Commission and is available on request without charge by writing to the Company's corporate headquarters and marked: Attention: Investor Relations.