Form 10QSB
period 2000-03-31
CIRCUIT RESEARCH LABS INC
filed 2000-05-15
CIK 725897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ended March 31, 2000
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

               YES    X                           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                      Outstanding at
           Class                      March 31, 2000

      Common stock, $.10 par value     622,682

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX


                                                      Page
                                                     number

Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         March 31, 2000 (Unaudited) and
         December 31, 1999                             2

       Consolidated Condensed Statements of
         Operations - Three months ended
         March 31, 2000 and 1999 (Unaudited)           4

       Consolidated Condensed Statements of Cash
         Flows - Three months ended March 31, 2000
         and 1999 (Unaudited)                          5

       Notes to Consolidated Condensed Financial
         Statements (Unaudited)                        6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                 7


Part II. OTHER INFORMATION:


   Item 5.   Other Information                         9

   Item 6.  Exhibits and Reports on Form 8-K           9

   Signatures                                         10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



            CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                                             March 31,  December 31,
                                                 2000       1999
(Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $  52,771   $  62,597
   Securities available-for-sale                            383,905
   Accounts receivable, less allowance for
      doubtful accounts of $5,000 at March
      31,2000 and $9,715 at December 31, 1999    60,683      47,662

   Inventories:
      Raw materials and supplies                146,134     137,247
      Work in process                           154,825     118,233
      Finished goods                            286,234     305,725

Total inventories, net of obsolescence reserve
      of $379,629 at March 31, 2000 and
      December 31, 1999                         587,193     561,205

    Prepaid expenses and other                   58,840      40,219

      Total current assets                      759,487   1,095,588

PROPERTY, PLANT AND EQUIPMENT:
   Land                                         130,869     130,869
   Building and improvements                    503,000     503,000
   Furniture and fixtures                       292,272     285,167
   Machinery and equipment                      520,958     518,272

   Total                                      1,447,099   1,437,308
   Less accumulated depreciation              1,008,912     996,420
      Property, plant and equipment - net       438,187     440,888

      Deferred acquisition costs                548,215     298,215

TOTAL                                         $1,745,889 $1,834,691

                                                (continued)

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS


                                             March 31,  December 31,
                                                 2000          1999
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                          $  57,262  $  70,732
   Accrued salaries and benefits                 42,676     34,684
   Accrued professional fees                     33,158     30,933
   Customer deposits                             19,370      3,623
   Other accrued expenses and liabilities        16,059     10,507

       Total current liabilities                168,525    150,479

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized
      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 622,682 shares issued
      at March 31, 2000  and  597,682  shares
      issued  at  December  31,  1999             62,268     59,768
   Additional paid-in capital                  1,734,974  1,637,474
    Deficit                                     (219,878)   (13,030)
       Total stockholders' equity              1,577,364  1,684,212

TOTAL                                         $1,745,889 $1,834,691

See accompanying notes to consolidated condensed financial statements.

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                  2000       1999

NET SALES                                      $208,068   $374,293

COST OF GOODS SOLD                               90,987    243,667

   Gross profit                                 117,081    130,626

OPERATING EXPENSES:
   Selling, general and administrative          242,529    167,410
   Research and development                      97,611     29,348
    Severance expense                                      118,000

   Total operating expenses                     340,140    314,758

LOSS FROM OPERATIONS                           (223,059   (184,132)

INTEREST AND OTHER INCOME                        16,211     13,608
NET LOSS                                      $(206,848) $(170,524)
LOSS PER COMMON SHARE - Basic and Diluted         $(.34)     $(.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and Diluted                 600,155    410,182


See accompanying notes to consolidated condensed financial statements.

            CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                               Three Months Ended
                                                   March 31,
                                                 2000      1999
OPERATING ACTIVITIES:

NET LOSS                                     $(206,848)  $(170,524)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
  Depreciation and amortization                  12,492      7,570
  Loss on sale of assets                                       393

  Changes in assets and liabilities:
      Accounts receivable                       (13,021)   (32,306)
      Inventories                               (25,988)   155,240
      Prepaid expenses and other assets         (18,621)    (6,851)
      Deferred acquisition costs               (250,000)
      Accounts  payable,  accrued expenses
        and customer  deposits                   18,046    115,969

NET CASH (USED IN)PROVIDED BY OPERATING
  ACTIVITIES                                   (483,940)    69,491
INVESTING ACTIVITIES:
  Proceeds from sale or maturity of securities  383,905    102,630
  Purchase of securities                                  (143,616)
  Capital expenditures                          (9,791)
NET  CASH  PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                    374,114    (40,986)

FINANCING ACTIVITIES:
    Proceeds from sale of common stock          100,000
     Principal payments on  long-term debt                 (10,000)

NET  CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                    100,000    (10,000)

NET (DECREASE) INCREASE  IN CASH AND CASH
  EQUIVALENTS                                    (9,826)    18,505

CASH AND CASH EQUIVALENTSAT BEGINNING OF PERIOD  62,597    128,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $52,771  $ 147,196

See accompanying notes to consolidated condensed financial statements.

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 2000 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

2. In calculating the loss per share for the three months ended March 31, 2000 and 1999, the effects of 671,250 and 14,062 total shares related to options to purchase common stock were not used for computing diluted earnings per share because the results would be antidulitive.

3. On January 5, 2000, the Company announced that it had signed a letter of intent to acquire one of its competitors, Orban, Inc., a subsidiary of Harman International Industries, Inc. The purchase price is $10.5 million, of which $500,000 has been paid. The transaction is expected to close in the second quarter of 2000. The Company believes that the remaining funding for the purchase of Orban Inc. is expected to be provided by a private placement of equity of Circuit Research Labs, Inc. and a combination of seller financing and asset based lending. As of May 11, 2000, there is no assurance that the Company will be able to acquire the necessary financing. The transaction is subject to the ratification of a definitive agreement as well as customary closing conditions.

4. During the quarter ended March 31, 2000, the Company completed a private placement of 25,000 shares of its common stock at a $4.00 price per share.

Item.  2

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The Company had net working capital of approximately $591,000 and the ratio of current assets to current liabilities was 4.51 to 1 at March 31, 2000. At December 31, 1999, the Company had net working capital of approximately $945,000 and a current ratio of 7.28 to 1.

      Securities decreased by approximately $384,000. The decrease was the result of the need for cash to fund operations and a $250,000 deposit paid during the quarter to Harman International Industries, Inc. for the purchase of Orban Inc.

       Accounts receivable were $61,000 at March 31, 2000 compared to $48,000 at December 31, 1999, for a net increase of $13,000, or 27%. The increase was the result of a higher percentage of credit sales versus prepaid sales in the first quarter of 2000 compared to the fourth quarter of 1999.

       Total inventories were $587,000 at March 31, 2000 compared to total inventories of $561,000 at December 31, 1999.

       Deferred acquisition costs of $548,000 at March 31, 2000 and $298,000 at December 31, 1999 relate to the proposed purchase of one of the Company's competitors, Orban Inc., a subsidiary of Harman International Industries, Inc. On January 5, 2000, the Company announced that it had signed a letter of intent to acquire Orban for a purchase price of $10.5 million, of which $500,000 has been paid. The transaction is expected to close in the second quarter of 2000. The total costs deferred relating to this acquisition are approximately $548,000, including a $500,000 non-refundable deposit at March 31, 2000. The remaining funding for the purchase of Orban is expected to be provided by a private placement of equity of CRL and a combination of seller financing and asset based lending. As of May 11, 2000, there is no assurance that the Company will be able to acquire the necessary financing. The transaction is subject to the ratification of a definitive agreement as well as customary closing conditions.

       In March 2000, the Company completed a private placement of 25,000 shares of its common stock at $4.00 per share. These funds were used in operations.

       The Company believes its future liquidity needs will be met by a combination of cash generated from operating activities, a private placement of the Company's common stock and exercise of outstanding stock options. The Company does not have any available credit facilities. The Company presently does not have any commitments for capital expenditures, other than the letter of intent discussed above.

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Net sales for the first quarter of 2000 totaled $208,000 compared to the first quarter sales in 1999 of $374,000. The Company continues to experience slower demand across its product lines, in both domestic and international markets.

       Cost of goods sold was 44% of net sales for the first quarter ended March 31, 2000 compared to 65% for the same period in 1999. The difference is the result of the cost of a severance package offered to production employees in 1999 when the Company had decided to cease production.

       Selling, general and administrative expenses were $242,000 in the first quarter of 1999 compared to selling, general and administrative expenses of $167,000 for the first quarter of 1999. The increase in selling, general and administrative expenses in 2000 is the result of an increase in personnel in sales, marketing and administration and an increase in both domestic and international sales and marketing expenses.

       Research and development expense in the first quarter of 2000 totaled $98,000, compared to the 1999 first quarter total of $29,000. The increase is the result of an increase in the number of engineering staff.

       The severance expense of $118,000 to adminstration, sales and marketing staff in the first quarter of 1999 related to the Company's decision to cease production and dissolve the Company. Subsequently, the Company's Board of Directors voted not to dissolve the corporation, but to continue in business.

       Interest and other income of $16,000 for the first quarter of 2000 was comparable to $14,000 for the first quarter of 1999.

      The loss for the first quarter of 2000 was $207,000 compared to a loss of $171,000 for the first quarter of 1999.

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

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                    Part II. OTHER INFORMATION

Item 5. Other Information

The Company's common shares are no longer listed on the NASDAQ
Small Cap market; however, since April 1, 1998, the shares have been listed on the OTC Bulletin Board.

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



                                     Registrant

                                     CIRCUIT RESEARCH LABS, INC.

                                     DATE: May 15, 2000
                                     BY /s/Charles Jayson Brentlinger
                                     Charles Jayson Brentlinger

                                     President (Authorized Officer
                                     for signature)