Form 10QSB
period 2000-06-30
CIRCUIT RESEARCH LABS INC
filed 2000-08-22
CIK 725897

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended June 30, 2000
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

               YES    X                           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                              Outstanding at
           Class                              June 30, 2000

 Common stock, $.10 par value                     996,429



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX



                                                            Page
                                                            number



Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements (Unaudited)

       Consolidated Condensed Balance Sheets
         June 30, 2000 and December 31, 1999                 2

       Consolidated Condensed Statements of
         Operations - Six months ended
         June 30, 2000 and 1999                              4

       Consolidated Condensed Statements of Cash
         Flows -  Six months ended June 30, 2000
         and 1999                                            5

       Notes to Consolidated Condensed Financial
         Statements                                          6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                       8



Part II. OTHER INFORMATION:

   Item 2. Changes in use of securities and use
         of proceeds                                        10

   Item 5. Other Information                                10

   Item 6. Exhibits and Reports on Form 8-K                 10

   Signatures                                               11



                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)

                                                  June 30,         December 31,
                                                     2000                 1999

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $ 172,105        $  62,597
   Securities available-for-sale                          0          383,905
   Accounts receivable, less allowance for
    doubtful accounts of $5,000 at June 30,2000
    and $9,715 at December 31, 1999                 873,321           47,662

   Inventories:
      Raw materials and supplies                  1,794,558          137,247
      Work in process                               603,701          118,233
      Finished goods                              1,395,208          305,725

      Total inventories, net of obsolescence
       reserve of $651,000 at June 30, 2000 and
       $380,000 at December 31, 1999              3,793,467          561,205

   Prepaid expenses and other                       652,097           40,219


   Total current assets                           5,490,990        1,095,588

PROPERTY, PLANT AND EQUIPMENT:
   Land                                             130,869          130,869
   Building and improvements                        874,696          503,000
   Furniture and fixtures                           913,115
   Machinery and equipment                        1,132,504          518,272

   Total                                          3,051,184        1,437,308
   Less accumulated depreciation                  1,044,459          996,420

      Property, plant and equipment - net         2,006,725          440,888

GOODWILL - (Net of amortization of $107,154)      8,922,859                0

OTHER ASSETS                                        174,500          298,215

TOTAL                                           $16,595,074       $1,834,691

                                                (continued)


              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)


                                                  June 30,         December 31,
                                                     2000                 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $ 883,454       $   70,732
   Accrued salaries and benefits                    156,796           34,684
   Accrued professional fees                         21,798           30,933
   Customer deposits                                 38,069            3,623
   Due to shareholders                              292,500                0
   Other accrued expenses and liabilities            15,698           10,507
   Long-term debt - current portion               4,449,040                0

       Total current liabilities                  5,857,355          150,479

Long-Term Debt Less Current Portion               4,409,347                0

STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value - authorized
      500,000 shares, none issued
   Common stock, $.10 par value - authorized
      20,000,000 shares, 996,429 and 597,682
      shares issued                                  99,642           59,768
   Additional paid-in capital                     6,903,841        1,637,474
   Accumulated dedficit                           (675,111)         (13,030)
      Total stockholders' equity                  6,328,372        1,684,212

TOTAL                                           $16,595,074       $1,834,691

See accompanying notes to consolidated condensed financial statements.


              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                   Three Months Ended        Six Months Ended
                                   June 30,                  June 30,
                                       2000      1999         2000       1999

NET SALES                        $1,039,679  $274,683   $1,247,747   $648,976

COST OF GOODS SOLD                  556,075   210,652      647,062    454,319

   Gross profit                     483,604    64,031      600,685    194,657

OPERATING EXPENSES:
   Selling, general and
    administrative                  663,809    70,714      906,338    356,124
   Research and development         213,092    56,231      310,703     85,579

   Total operating expenses         876,901   126,945    1,217,041    441,703

LOSS FROM OPERATIONS               (393,297)  (62,914)    (616,356)  (247,046)

OTHER INCOME (EXPENSE):
   Interest and other income            736     6,619       16,947     20,227
   Interest expense                 (62,672)               (62,672)

   Total other income (expense)     (61,936)    6,619      (45,725)    20,227

(LOSS) BEFORE INCOME TAXES         (455,233)  (56,295)    (662,081)  (226,819)

INCOME TAX  (BENEFIT) PROVISION

NET (LOSS) INCOME                 $(455,233) $(56,295)   $(662,081) $(226,819)

(LOSS)
   Basic                              $(.58)    $(.14)       $(.96)     $(.55)
   Diluted                            $(.58)    $(.14)       $(.96)     $(.55)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES  OUTSTANDING -
   Basic                            783,663   410,182      691,771    410,182
   Diluted                          783,663   410,182      691,771    410,182

See accompanying notes to consolidated condensed financial statements.


              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                             Six Months Ended
                                                             June 30,
                                                              2000       1999
OPERATING ACTIVITIES:

NET (LOSS)                                               $(662,081) $(226,819)
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
  Depreciation and amortization                            162,320     15,535
  Loss on sale of assets                                                5,394
  Changes in assets and liabilities:
    Accounts  receivable                                   261,006     64,005
    Inventories                                           (292,488)   289,600
    Prepaid expenses and other assets                     (192,115)     4,116
    Accounts payable and accrued expenses                  364,606    (85,231)

NET  CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (358,752)    66,600

INVESTING ACTIVITIES:
    Purchase of net assets of Orban, Inc.               (1,775,852)
    Purchase of securities                                           (243,003)
    Proceeds from sale or maturity of securities           383,905    295,928
    Capital expenditures                                   (16,921)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (1,408,868)    52,925

FINANCING ACTIVITIES:
    Proceeds from debt issuance                            403,387
    Shareholder advances                                   292,500
    Principal payments on long-term debt                              (21,000)
    Deposit on purchase of Company's common stock                     300,000
    Proceeds from sale of common stock                   1,181,241
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,877,128    279,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                  109,508    398,525

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           62,597    128,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $172,105   $527,216

SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest                                  $6,005    $19,156



SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
  Purchase of net assets of Orban, Inc.:
    Fair value of assets acquired, including goodwill   $15,504,797
    Debt issued to seller                                (8,500,000)
    Fair values of warrants issued to seller             (4,125,000)
    Debt issued to stockholder                             (205,000)
    Liabilities assumed                                    (600,730)
    Costs paid in 1999                                     (298,215)
    Cash and costs paid                                 $ 1,775,852

  Unrealized appreciation of securities
   available-for-sale                                       $ 9,074

See accompanying notes to consolidated condensed financial statements.


              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000
                               (Unaudited)



                             Common Stock       Paid-In    Accumulated    Total
                            Shares   Amount     Capital    Deficit

BALANCE, January 1, 1999   597,682 $ 59,768  $1,637,474  $ (13,030)  $2,281,894

Net loss                                                  (662,081)    (662,081)

Issuance of common shares  398,747   39,874   1,141,367               1,579,988

Issuance of warrants                          4,125,000               4,125,000


BALANCE, June 30, 2000     996,429 $ 99,642 $ 6,903,841  $(675,111)   7,324,801


              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL") include the accounts of CRL and all of its subsidiaries, CRL Systems, Inc. ("CRL Systems"), and CRL International, Inc. ("CRLI"), collectively, "the Company"). The Consolidated Condensed Balance Sheet as of December 31, 1999 and June 30, 2000 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 have been prepared without audit.

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

2.   Earnings per Share

In calculating earnings per share for the three and six months ended June 30, 2000, the effects of 591,250 shares relating to options to purchase common stock and 793,747 shares relating to warrants were not used for computing diluted earnings per share because the results would be antidilutive

3.   Business Combination

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc. Including the $500,000 previously paid to Orban, the total cash purchase price was $10.5 million, $2 million of which was paid in cash, the balance a combination of short term and long-term seller financing. In order to raise the cash necessary for the purchase, the Company sold approximately $1,000,000 in common stock through a private placement, the Company's majority shareholder, Charles Jayson Brentlinger, advanced $150,000 to the Company, and the Company's Tempe, Arizona office building was mortgaged for $335,000. The seller financing consists of a $3.5 million short term and a $5 million long-term note to Orban, Inc. The Asset Sale Agreement between CRL Systems and Orban, Inc. ("the Asset Sale Agreement") contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the cash purchase price to CRL Systems, with the difference due to Orban as liquidating damages.

In addition to the cash purchase price, CRL issued to Orban, Inc. warrants to purchase 500,000 shares of its common stock, immediately exercisable for $4.50 per share. The warrants have a 3 year term, and can be exercised either in cash or by reducing the unpaid princicpal amount of the $5 million long-term note, or in any combination thereof. The warrants have an estimated fair value of $4,125,000 which, when combined with the cash purchase price, results in a total purchase price of Orban's assets of $14,625,000. The Company is in the process of obtaining an independent valuation of the warrants. In the absence of such a valuation, the Company has valued the warrants using a Black-Scholes valuation model at $4,125,000 which, when combined with the cash purchase price, results in a total purchase price of Orban's assets of $14,625,000.

As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and is currently operating under the dba "Orban".

The acquisition has been accounted for as a purchase and accordingly the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $9.3 million is being amortized over 7 years. CRL is still gathering certain information required to complete the allocation of the Orban asset purchase price. Further adjustments may arise as a result of this analysis.

The   following   unaudited   pro-forma   summary   combines   the
consolidated results of operations of Circuit Research Labs and Orban as if the acquisition had occurred on January 1 of that period after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, corporate general and administrative expenses, and income taxes. This pro-forma summary is not necessarily indicative of the results of operations that would have occurred if Circuit Research Labs and Orban had been combined during such periods. Moreover, the pro-forma summary is not intended to be indicative of the results of operations to be attained in the future.



                                    Six Months Ended
                                       June 30
                                    2000        1999

Net revenues                  $6,200,000  $7,400,000
Net loss                         (89,000)   (510,000)
Net loss per common share          $(.13)     $(1.24)


4.  Debt

Long term-debt at June 30, 2000 consisted of the following:

Orban, Inc. Tranche A Note   $4,750,000
Orban, Inc. Tranche B Note    3,500,000
Note to shareholder             205,000
Mortgage note                   335,000
Unsecured promissory note        68,387
Total long-term debt         $8,858,387
Less current portion         (4,449,040)
Total long-term debt, less
  current portion            $4,409,347

There was no debt at June 30, 1999.

In conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc., CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, bears interest at 8 percent per annum and requires quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003, based on current interest rates this includes a discount of $250,000.
The Tranche B Note, in the amount of $3,500,000, bears interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are secured by, among
other things,  all receivables,   inventory  and  equipment,
investment   property, including  CRL's  capital stock in CRL
ystems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement".

In consideration for arranging the above financing with Orban, the Company incurred financing fees of $97,500 to a shareholder, the total of which is included Due to Shareholders at June 30, 2000. Such deferred financing fees are included in other assets and will be amortized over the term of the related notes.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning July 1, 2000 for four years. The original amount of the note has been included in the total acquisition costs of the Orban assets.

At June 30, 2000, included in Due to Shareholders is $195,000 the Company received in non-interest bearing cash advances from Mr. Brentlinger. There is no stated term on the advances.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at 15.25 percent per annum, payable monthly, and the full principal balance due in November 2000.

On June 12, 2000 the Company entered into a promissory note for $68,387 from an employee. The note bears interest at 12 percent per annum. All principal and interest is due September 12, 2000. The note is unsecured.

The following represents the principal maturities of debt over the next five years:

June 30, 2001      $4,449,040
June 30, 2002       1,049,202
June 30, 2003       3,303,021
June 30, 2004          57,214


5.   Stockholders' Equity

Common  Stock  and Warrants Subscription Agreement:    During  the
period ended June 30, 2000, the Company sold in a private placement, for $3.00 per share, 293,747 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $3.50 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised.

Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement.

Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.50 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement.

Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $5.00 per share one share of Company's common stock.

Stock Options Exercised: During the three months ended June 30, 2000, Mr. Brentlinger purchased 80,000 shares of the Company's common stock for $2.50 per share under the 1999 stock purchase agreement between himself and the Company. Under such agreement, Mr. Brentlinger was obligated to purchase 171,250 shares on or before September 30, 2000 for $2.50 per share. At June 30, 2000, he remains obligated to purchase 91,250 shares on or before September 30, 2000 for a total price of $228,125.



6.  Subsequent Events

Stock dividend: On July 7, 2000, the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all shareholders of record as of the close of business on July 31, 2000.

Common  stock:   During  July  and  August,  2000,  the  Company
received  funds  for  an  additional  63,332  units  under   the
Subscription Agreement for the total consideration of $189,996 and accordingly issued 63,332 shares of its common stock.


Item.  2

              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

On May 31, 2000, CRL  Systems  acquired  the  net assets of Orban,
Inc., a   wholly-owned subsidiary    of    Harman    International
Industries, Inc. Including the $500,000 previously paid to Orban, the total cash purchase price was $10.5 million. Accordingly, the net asset s and results of operations of CRL Systems Inc d.b.a. Orban ("Orban") have been included in these financial statements commencing May 31, 2000.

Results of Operations

Net Revenues. Total net revenues during the three and six months ended June 30, 2000, were $1.0 million and $1.2 million, respectively, compared to $275,000 and $649,000 during the comparable periods in 1999, respectively, reflecting an increase of 279% and 92%, respectively. The increase in the net revenues was primarily attributable to Orban revenues, offset by a decrease in CRL revenues, as the Company continues to experience slower demand across its product lines, in both domestic and international markets.

Gross Profit. The increased revenue levels generated gross profit of $484,000 and $601,000 for the three and six months ended June 30, 2000, which was an increase of 655% and 201% over the comparable periods in 1999, respectively. Gross profit as a percentage of net revenues increased from 23% to 47% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Gross profit as a percentage of net revenues increased from 30% to 48% for the six months ended June 30, 2000. The gross profit percentage improved as a result of the Company's decision not to dissolve in May 1999 and thereby returning to selling it's inventory at normal margins subsequent to such time.

Selling, General and Administrative. Total selling, general, and administrative expenses ("SG&A") increased 839% and 155% for the three and six months ended June 30, 2000 as compared to the same periods during 1999, respectively. As a percentage of revenues, SG&A went from 26% to 64% for the three months ended June 30, 1999 versus 2000, respectively, and from 55% to 73% for the six months ended June 30, 1999 versus 2000, respectively. The increased
SG&A dollars  are  due  in  part   to  the variable  component  of
SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increased revenues resulting from the acquisition of Orban. The fixed component of SG&A has also increased due to additional personnel in sales, marketing and administration, amortization of goodwill, and costs related to Orban. As a result SG&A is expected to be higher throughout 2000 compared to 1999.


Research   and  Development.  Research  and  development  expenses
increased 279% and 263% for the three and six months ended June 30, 2000 as compared to the same periods during 1999. The increase is the result of an increase in the number of engineering staff at CRL and ongoing research and development activities at Orban.


Other Income (Expense). Other income (expense) was ($62,000) and ($46,000) for the three and six months ended June 30, 2000 compared to $7,000 and $20,000 for the same periods in 1999.
Other income in 1999 consisted of interest on the Company's marketable securities and the cash surrender value of a life insurance policy. In 2000, the marketable securities had been sold, leaving no source for interest income after the first quarter and the Company entered into various forms of debt to finance the purchase of Orban's assets, resulting in interest expense of $63,000 for the three and six months ended June 30, 2000.

CRL plans to attempt to raise additional capital during fiscal year 2000 with a private equity placement of an undetermined number of shares of CRL's common stock. CRL intends to apply any such additional capital to debt repayment with any excess funds to be used for product development, and working capital requirements above those funded from operations. The Company has not yet entered into any agreements for this planned private equity funding. See "Liquidity and Capital Resources."


Liquidity and Capital Resources

As discussed above, on May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc. Including the $500,000 previously paid to Orban, the total cash purchase price was $10.5 million, $2 million of which was paid in cash, the balance a combination of short term and long-term seller financing. In order to raise the cash necessary for the purchase, the Company sold approximately $1,000,000 in common stock through a private placement, the Company's majority shareholder, Charles Jayson Brentlinger, advanced $150,000 to the Company, and the Company's Tempe, Arizona office building was mortgaged for $335,000. The seller financing consists of a $3.5 million short term and a $5 million long-term note to Orban, Inc. The Asset Sale Agreement between CRL Systems and Orban, Inc. ("the Asset Sale Agreement") contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the cash purchase price to CRL Systems, with the difference due to Orban as liquidating damages.

In addition to the cash purchase price, CRL issued to Orban, Inc. warrants to purchase 500,000 shares of its common stock, immediately exercisable for $4.50 per share. The warrants have a 3 year term, and can be exercised either in cash or by reducing the unpaid princicpal amount of the $5 million long-term note, or in any combination thereof. The Company is in the process of obtaining an independent valuation of the warrants. In the absence of such a valuation, the Company has valued the warrants using a Black-Scholes valuation model at $4,125,000 which, when combined with the cash purchase price, results in a total purchase price of Orban's assets of $14,625,000. The fair value of the assets acquired is estimated to be $15,500,000 and the Company assumed approximately $600,000 in liabilities and incurred approximately $300,000 in costs. The acquisition has been accounted for as a purchase.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning July 1, 2000 for four years. The original amount of the note has been included in the total acquisition costs of the Orban assets.

In conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc., CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, bears interest at 8 percent per annum and requires quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, bears interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are secured by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". In consideration for arranging the above financing with Orban, the Company incurred financing fees of $97,500 to a shareholder.

As of June 30, 2000, there was outstanding $195,000 in non-interest bearing cash advances the Company received from Mr. Brentlinger. There is no stated term on the advances.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at 15.25 percent per annum, payable monthly, and the full principal balance due in November 2000.

On June 12, 2000 the Company entered into a promissory note for $68,387 from an employee. The note bears interest at 12 percent per annum. All principal and interest is due September 12, 2000. The note is unsecured.

During the period ended June 30, 2000, the Company sold in a private placement, for $3.00 per share, 293,747 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $3.50 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.50 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $5.00 per share one share of Company's common stock.

During the three months ended June 30, 2000, Mr. Brentlinger purchased 80,000 shares of the Company's common stock for $2.50 per share under the 1999 stock purchase agreement between himself and the Company. Under such agreement, Mr. Brentlinger was obligated to purchase 171,250 shares on or before September 30, 2000 for $2.50 per share. At June 30, 2000, he remains obligated to purchase 91,250 shares on or before September 30, 2000 for a total price of $228,125.


At June 30, 2000, the Company had cash of $172,000. The Company had a negative net working capital of approximately $310,000 June 30, 2000 compared to positive working capital of $938,000 at December 31, 1999. The Company will attempt to address the deficit in working capital through seeking a combination of accounts receivable and asset based financing.

The Company will need additional capital during the next three months, primarily to meet its debt obligations described above. The Company will attempt to seek such capital through a private equity placement of its common stock, through asset-based lending,
or a combination thereof. There is   no assurance that the Company
will be able to attract additional capital or that the funds, if acquired, will be sufficient to meet its debt obligations or operating capital requirements.





           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES




                    Part II. OTHER INFORMATION

Item 2. Changes in use of securities and use of proceeds

During the period ended June 30, 2000, the Company sold in a private placement, for $3.00 per share, 293,747 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $3.50 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.50 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $5.00 per share one share of Company's common stock.

Item 5. Other Information

The Company's common shares are no longer listed on the NASDAQ
Small Cap market, but as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits included herein: none

      (b) Reports on Form 8-K  -  8-K filed on June 15, 2000



           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE: August 21, 2000
                                       BY /s/Charles Jayson Brentlinger
                                       Charles Jayson Brentlinger

                                       President (Authorized Officer for
                                       signature)