Form 10QSB
period 2000-09-30
CIRCUIT RESEARCH LABS INC
filed 2000-11-20
CIK 725897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000
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

                                  172743 20 51
                                 (CUSIP Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES        NO X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                   Outstanding at
                        Class                      September 30, 2000
                        -----                      ------------------
           Common stock, $.10 par value                  2,119,522

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                Page
                                                                                               number
                                                                                               ------
Part I.  FINANCIAL INFORMATION:


      Item 1. Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                 September 30, 2000 and December 31, 1999                                         2

              Consolidated Condensed Statements of
                 Operations - Three and nine months ended
                 September 30, 2000 and 1999                                                      4

              Consolidated Condensed Statements of Cash
                 Flows - Nine months ended September 30, 2000
                 and 1999                                                                         5

              Consolidated Statements of Shareholder's
                 Equity - Nine months ended September 30, 2000                                    7

              Notes to Consolidated Condensed Financial
                 Statements                                                                       8


      Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                                   12



Part II. OTHER INFORMATION:

      Item 2.   Changes in use of securities and use of proceeds                                 16

      Item 5.   Other Information                                                                16

      Item 6.   Exhibits and Reports on Form 8-K                                                 16

      Signatures                                                                                 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              September 30,      December 31,
                                                                                  2000               1999
                                                                              ------------       ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                              $   222,073        $   62,597
       Securities available-for-sale                                                                383,905
       Accounts receivable, less allowance for
           doubtful accounts of $5,000 at September 30, 2000
           and $9,715 at December 31, 1999                                      1,325,614            47,662

       Inventories:
           Raw materials and supplies                                           1,976,112           137,247
           Work in process                                                        579,214           118,233
           Finished goods                                                       1,259,579           305,725
                                                                              -----------        ----------

Total inventories, net of obsolescence reserve of $380,000
               at September 30, 2000 and $380,000 at December 31, 1999          3,814,905           561,205

       Prepaid expenses and other                                                 418,192            40,219
                                                                              -----------        ----------

       Total current assets                                                     5,780,784         1,095,588
                                                                              -----------        ----------

PROPERTY, PLANT AND EQUIPMENT:
       Land                                                                       130,869           130,869
       Building and improvements                                                  874,696           503,000
       Furniture and fixtures                                                     924,198
       Machinery and equipment                                                  1,141,551           518,272
                                                                              -----------        ----------

       Total                                                                    3,071,314         1,437,308
       Less accumulated depreciation                                            1,154,196           996,420
                                                                              -----------        ----------

           Property, plant and equipment - net                                  1,917,118           440,888

GOODWILL - (Net of amortization of $282,187)                                    6,447,464

OTHER ASSETS                                                                       39,000           298,215
                                                                              -----------        ----------

 TOTAL                                                                        $14,184,366        $1,834,691
                                                                              ===========        ==========


                                                                     (continued)

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          September 30,        December 31,
                                                                              2000                  1999
                                                                          -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                    $  1,725,416         $    70,732
       Accrued salaries and benefits                                            273,570              34,684
       Accrued professional fees                                                 11,764              30,933
       Customer deposits                                                         48,747               3,623
       Due to shareholders                                                      292,500
       Other accrued expenses and liabilities                                    30,711              10,507
       Long-term debt - current portion                                       4,710,996

           Total current liabilities                                          7,093,704             150,479

Long-Term Debt Less Current Portion                                           4,147,391

STOCKHOLDERS' EQUITY:
       Preferred stock, $100 par value - authorized
           500,000 shares, none issued
       Common stock, $.10 par value - authorized
           20,000,000 shares, 2,119,522 and 1,195,364 shares issued             211,952             119,536
       Additional paid-in capital                                             3,906,540           1,577,706
       Accumulated deficit                                                   (1,175,221)            (13,030)
                                                                           ------------         -----------
           Total stockholders' equity                                         2,943,271           1,684,212
                                                                           ------------         -----------
TOTAL                                                                      $ 14,184,366         $ 1,834,691
                                                                           ============         ===========

See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                     Nine months Ended
                                                         September 30,                          September 30,
                                                      2000              1999               2000                1999
                                                  -----------        ----------         -----------         -----------
NET SALES                                         $ 3,111,152         $ 196,000         $ 4,358,899         $ 844,976

COST OF GOODS SOLD                                  1,636,923           107,514           2,283,985           561,833
                                                  -----------         ---------         -----------         ---------
       Gross profit                                 1,474,229            88,486           2,074,914           283,143
                                                  -----------         ---------         -----------         ---------
OPERATING EXPENSES:
       Selling, general and administrative          1,417,145           188,012           2,323,483           544,136
       Research and development                       352,160            42,542             662,863           128,120
                                                  -----------         ---------         -----------         ---------
       Total operating expenses                     1,769,305           230,554           2,986,346           672,256
                                                  -----------         ---------         -----------         ---------

LOSS FROM OPERATIONS                                 (295,076)         (142,068)           (911,432)         (389,113)
                                                  -----------         ---------         -----------         ---------
OTHER INCOME (EXPENSE):
       Interest and other income                          234             7,795              17,181            28,022
       Interest expense                              (205,268)                             (267,940)
                                                  -----------         ---------         -----------         ---------
       Total other income (expense)                  (205,034)            7,795            (250,759)           28,022
                                                  -----------         ---------         -----------         ---------
LOSS BEFORE INCOME TAXES                             (500,110)         (134,273)         (1,162,191)         (361,091)

INCOME TAX  (BENEFIT) PROVISION
                                                  -----------         ---------         -----------         ---------
NET LOSS                                          $  (500,110)        $ (134,273)       $(1,162,191)        $(361,091)
                                                  ===========         =========         ===========         =========
LOSS PER SHARE
       Basic                                      $      (.24)        $    (.16)        $      (.72)        $    (.44)
Diluted                                           $      (.24)        $    (.16)        $      (.72)        $    (.44)

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES  OUTSTANDING -
       Basic                                        2,090,312           824,442           1,620,852           821,738
       Diluted                                      2,090,312           824,444           1,620,852           821,738

     See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                Nine months Ended

                                                                   September 30,
                                                              2000                1999
                                                           -----------------------------
OPERATING  ACTIVITIES:

NET LOSS                                                   $(1,162,191)        $(361,091)
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
     Depreciation and amortization                             439,963            23,391
     Changes in assets and liabilities:
        Accounts receivable                                   (191,287)           27,525
Inventories                                                   (313,926)          264,250
        Prepaid expenses and other assets                     (141,519)           (1,942)
        Accounts payable and accrued expenses                1,078,228           (45,812)
                                                           -----------         ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (290,732)          (93,679)
                                                           -----------         ---------
INVESTING ACTIVITIES:
     Purchase of net assets of Orban, Inc.                  (1,963,783)
      Purchase of securities                                                    (870,198)
     Proceeds from sale or maturity of securities              383,905           585,698
     Proceeds on sales of assets                                                   5,394
     Capital expenditures                                      (37,051)          (15,008)
                                                           -----------         ---------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (1,616,929)         (294,114)
                                                           -----------         ---------
FINANCING ACTIVITIES:
     Proceeds from debt issuance                               403,387
     Shareholder advances                                      292,500
     Principal payments on long-term debt                                        (21,000)
     Sale of treasury shares                                                     571,875
     Proceeds from sale of common stock                      1,371,250
                                                           -----------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,067,137           550,875
                                                           -----------         ---------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                     159,476           163,082
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                62,597           128,691
                                                           -----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   222,073         $ 291,773
                                                           ===========         =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                $   267,940
                                                           ===========

                                                                     (continued)

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Nine months Ended
                                                                          September 30,
                                                                              2000               1999
                                                                          --------------      -----------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
        Purchase of net assets of Orban, Inc.:
         Fair value of assets acquired, including goodwill                $ 12,885,626
            Debt issued to seller                                           (8,500,000)
            Fair values of warrants issued to seller                        (1,050,000)
            Debt issued to stockholder                                        (205,000)
            Liabilities assumed                                               (868,628)
            Costs paid in 1999                                                (298,215)
                                                                          ------------
            Cash and costs paid                                           $  1,963,783
                                                                          ============

         Unrealized appreciation of securities available-for -sale                            $      9,074
                                                                                              ============

See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                       Common Stock                   Paid-In            Accumulated          Total
                                Shares               Amount           Capital             Deficit
                                ------               ------           -------             -------
BALANCE,
January 1, 2000                 597,682         $    59,768         $ 1,637,474         $   (13,030)      $  1,684,212

 Net loss                                                                                (1,162,191)        (1,162,191)

 Issuance of
 common shares                  462,079              46,208           1,325,042                              1,371,250

 Issuance of warrants                                                 1,050,000                              1,050,000

 Stock dividend               1,059,761             105,976            (105,976)               --                 --
                              ---------          ----------         -----------         -----------         ----------
BALANCE,
September 30, 2000            2,119,522          $  211,952         $ 3,906,540         $(1,175,221)      $   2,943,271
                              =========          ==========         ===========         ===========       =============

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.       Basis of Presentation

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL") include the accounts of CRL and all of its subsidiaries, CRL Systems, Inc. ("CRL Systems"), and CRL International, Inc. ("CRLI"), collectively, ("the Company"). The Consolidated Condensed Balance Sheet as of December 31, 1999 and September 30, 2000 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2000 and 1999 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 have been prepared without audit.

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

2.       Stock Dividend

On July 7, 2000, the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all shareholders of record as of the close of business on July 31, 2000. Unless otherwise noted, all references in the financial statements with regard to number of shares of common stock and related dividends declared and income per share amounts have been restated to reflect the stock dividend.

3.       Earnings per Share

     In calculating the loss per share for the three and nine months ended September 30, 2000, the effects of 1,182,500 shares relating to options to purchase common stock and 1,714,158 shares relating to warrants were not used for computing diluted earnings per share because the results would be antidilutive. In calculating the loss per share for the three and nine months ended September 30, 1999, the effects of 1,000,000 total shares related to options to purchase common shares were not used for computing the diluted loss per share because the results would be antidilutive.

4.       Business Combination

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc. Including the $500,000 previously paid to Orban, as non-refundable deposits in 1999, the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance a combination of short term and long-term seller financing. In order to raise the cash necessary for the purchase, the Company sold approximately $1,171,000 in common stock through a private placement, the Company's majority shareholder, Charles Jayson Brentlinger, advanced $150,000 to the Company, and the Company's Tempe, Arizona office building was mortgaged for $335,000. The seller financing consists of a $3.5 million short term and a $5 million long-term note to Orban, Inc. The Asset Sale Agreement between CRL Systems and Orban, Inc. ("the Asset Sale Agreement") contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the cash purchase price to CRL Systems, with the difference due to Orban as liquidating damages.

In addition to the stated purchase price, CRL issued to Orban, Inc. warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants have a 3 year term, and can be exercised either in cash or by reducing the unpaid principal amount of the $5 million long-term note, or in any combination thereof. At June 30, 2000, in the absence of a independent valuation, the warrants were valued using a Black-Scholes valuation model at $4,125,000. When combined with the stated purchase price, this results in a total purchase price of Orban's assets of $14,625,000. This purchase price was used in the June 30, 2000 10-QSB, at that time the Company indicated that this may be subject to revision depending upon results of an independent appraisal of the warrant value. The Company obtained an independent valuation of the warrants in November 2000 which valued the warrants at $1,050,000. When combined with the cash purchase price, this results in a total purchase price of Orban's assets of $11,550,000. The September 30, 2000 financial statements have been adjusted to reflect this new valuation, including the reversal of approximately $36,000 in amortization of goodwill previously reported.

As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and is currently operating under the dba "Orban".

The acquisition has been accounted for as a purchase and accordingly the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $6.7 million is being amortized over 7 years. CRL is still gathering certain information required to complete the allocation of the Orban asset purchase price. Further adjustments may arise as a result of this analysis.

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

                                         Nine Months Ended
                                           September 30
                                     2000                 1999
                                  -----------         ------------
Net revenues                      $ 9,400,000         $ 10,500,000
Net loss                          $(1,348,000)        $ (1,252,000)
Net loss  per common share        $      (.56)        $       (.77)

5.       Debt

Long term-debt at September 30, 2000 consisted of the following:

Orban, Inc. Tranche A Note                        $ 4,750,000
Orban, Inc. Tranche B Note                          3,500,000
Note to shareholder                                   205,000
Mortgage note                                         335,000
Unsecured promissory note                              68,387
                                                  -----------
Total long-term debt                                8,858,387
Less current portion                               (4,710,996)
                                                  -----------
Total long-term debt, less current portion        $ 4,147,391
                                                  ===========

There was no debt at September 30, 1999

In conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc., CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, bears interest at 8 percent per annum and requires quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. Based on current interest rates this includes a discount of $250,000. The Tranche B Note, in the amount of $3,500,000, bears interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The September 30, 2000 maturity date on the Tranche B note has been extended to November 30, 2000. A fee for $150,000 was paid to Harman for this extension. The notes are secured by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". The Company has received a preliminary proposal to obtain line of $3,500,000, a portion of which will be used to pay the Tranche B note.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a shareholder for financing, the total of which is included Due to Shareholders at September 30, 2000. Such deferred financing fees and will be amortized over three years.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. The original amount of the note has been included in the total acquisition costs of the Orban assets. The August 1, 2000 and September 1, 2000 payments were made October 17, 2000 by agreement of the shareholder.

At September 30, 2000, included in Due to Shareholders is $195,000 the Company received in non-interest bearing cash advances from Mr. Brentlinger. There is no stated term on the advances.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at
15.25 percent per annum, payable monthly, and the full principal balance was to be paid on November 30, 2000. This maturity date has been extended to December 31, 2000. The Company has signed a letter of commitment for a new mortgage with a term of five years to retire the current mortgage.

On June 12, 2000 the Company entered into a promissory note for $68,387 from an employee. The note bears interest at 12 percent per annum. All principal and interest was due September 12, 2000, however the maturity date has been extended to January 2, 2001. The note is unsecured.

The following represents the principal maturities of debt over the next five years:

September 30, 2001           4,710,996
September 30, 2002           1,049,202
September 30, 2003           3,040,975
September 30, 2004              57,214



6.       Stockholders' Equity

Common Stock and Warrants Subscription Agreement: During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 714,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised.

Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of the Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement.

Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of the Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement.

Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of the Company's common stock.

If all of the warrants were exercised at the stated value per share the total exercised value would be $6,070,342.

Stock Options Exercised: In the second quarter of 2000, Mr. Brentlinger purchased 160,000 shares of the Company's common stock for $1.25 per share under the 1999 stock purchase agreement between himself and the Company. Under such agreement, Mr. Brentlinger was obligated to purchase 342,500 shares on or before September 30, 2000 for $1.25 per share. On October 20, 2000, the purchase date was extended to December 31, 2000. As of September 30, 2000 he remains obligated to purchase 182,500 shares on or before December 31, 2000 for a total price of $228,125

ITEM.  2

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc. Including the $500,000 non-refundable deposit previously paid to Orban, the total stated purchase price was $10.5 million. In addition to the cash purchase price, CRL issued to Orban, Inc. warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. Accordingly, the net assets and results of operations of CRL Systems Inc d.b.a. Orban ("Orban") have been included in these financial statements commencing May 31, 2000.

On July 7, 2000, the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all shareholders of record as of the close of business on July 31, 2000. Unless otherwise noted, all references with regard to number of shares of common stock and related dividends declared and income per share amounts have been restated to reflect the stock dividend.


Results of Operations

Net Revenues. Total net revenues during the three and nine months ended September 30, 2000, were $3.1 million and $4.4 million, respectively, compared to $196,000 and $845,000 during the comparable periods in 1999, respectively, reflecting an increase of 1487% and 416%, respectively. The increase in the net revenues was primarily attributable to Orban revenues to the consolidated group, offset by a decrease in CRL revenues, as CRL continues to experience slower demand across its product lines, in both domestic and international markets.

Gross Profit. The increased revenue levels generated gross profit of $1.5 million and $2.1 million for the three and nine months ended September 30, 2000, which was an increase of 1566% and 633% over the comparable periods in 1999, respectively. Gross profit as a percentage of net revenues increased from 45% to 47% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Gross profit as a percentage of net revenues increased from 34% to 48% for the nine months ended September 30, 2000. The gross profit percentage improved as a result of the acquisition of Orban and the Company's decision not to dissolve in May 1999 and thereby returning to selling it's inventory at normal margins subsequent to such time.

Selling, General and Administrative. Total selling, general, and administrative expenses ("SG&A") increased 654% and 327% for the three and nine months ended September 30, 2000 as compared to the same periods during 1999, respectively. As a percentage of revenues, SG&A went from 96% to 45% for the three months ended September 30, 1999 versus 2000, respectively, and from 64% to 53% for the nine months ended September 30, 1999 versus 2000, respectively. The increased SG&A dollars are due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increased revenues resulting from the acquisition of Orban. The fixed component of SG&A has also increased due to additional personnel in sales, marketing and administration, amortization of goodwill, and costs related to Orban. As a result SG&A is expected to be higher throughout 2000 compared to 1999. Amortization of goodwill for the 9 months ended September 30, 2000 was $282,000.

Research and Development. Research and development expenses increased 728% and 417% for the three and nine months ended September 30, 2000 as compared to the same periods during 1999. The increase is the result of an increase in the number of engineering staff at CRL and ongoing research and development activities at Orban.

Other Income (Expense). Other income (expense) was ($205,000) and ($251,000) for the three and nine months ended September 30, 2000 compared to $8,000 and $28,000 for the same periods in 1999. Other income in 1999 consisted of interest on the Company's marketable securities and the cash surrender value of a life insurance policy. In 2000, the marketable securities had been sold, leaving no source for interest income after the first quarter and the Company entered into various forms of debt to finance the purchase of Orban's assets, resulting in interest expense of $205,000 and $268,000 for the three and nine months ended September 30, 2000.

The Company has received a preliminary proposal to obtain line of $3,500,000, a portion of which will be used to pay the Tranche B note. CRL plans to attempt to raise additional capital during fiscal year 2000 with a private equity placement of an undetermined number of shares of CRL's common stock. CRL intends to apply any such additional capital to debt repayment with any excess funds to be used for product development, and working capital requirements above those funded from operations. The Company has not yet entered into any agreements for this planned private equity funding. Material adverse effects will occur if funding cannot be obtained. See "Liquidity and Capital Resources."


Liquidity and Capital Resources

As discussed above, on May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc. Including the $500,000 previously paid to Orban, the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance a combination of short term and long-term seller financing. In order to raise the cash necessary for the purchase, the Company sold approximately $1,171,000 in common stock through private placements, the Company's majority shareholder, Charles Jayson Brentlinger, advanced $150,000 to the Company, and the Company's Tempe, Arizona office building was mortgaged for $335,000. The seller financing consists of a $3.5 million short term and a $5 million long-term note to Orban, Inc. The Asset Sale Agreement between CRL Systems and Orban, Inc. ("the Asset Sale Agreement") contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the stated purchase price to CRL Systems, with the difference due to Orban as liquidating damages.

In addition to the stated purchase price, CRL issued to Orban, Inc. warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants have a 3 year term, and can be exercised either in cash or by reducing the unpaid principal amount of the $5 million long-term note, or in any combination thereof. At June 30, 2000, in the absence of a independent valuation, the warrants were valued using a Black-Scholes valuation model at

$4,125,000. When combined with the stated purchase price, this results in a total purchase price of Orban's assets of $14,625,000. This purchase price was used in the June 30, 2000 10-QSB, at that time the Company indicated that this may be subject to revision depending upon results of an independent appraisal of the warrant value. The Company obtained an independent valuation of the warrants in November 2000 which valued the warrants at $1,050,000. When combined with the cash purchase price, this results in a total purchase price of Orban's assets of $11,550,000. The September 30, 2000 financial statements have been adjusted to reflect this new valuation.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. The original amount of the note has been included in the total acquisition costs of the Orban assets. The August 1, 2000 and September 1, 2000 payments were made October 17, 2000 by agreement of the shareholder.

In conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc., CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, bears interest at 8 percent per annum and requires quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. Based on current interest rates this includes a discount of $250,000. The Tranche B Note, in the amount of $3,500,000, bears interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The September 30, 2000 maturity date on the Tranche B note has been extended to November 30, 2000. A fee for $150,000 was paid to Harman for this extension. The notes are secured by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". The Company has received a preliminary proposal to obtain line of $3,500,000, a portion of which will be used to pay the Tranche B note.

As of June 30, 2000, there was outstanding $195,000 in non-interest bearing cash advances the Company received from Mr. Brentlinger. There is no stated term on the advances.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at
15.25 percent per annum, payable monthly, and the full principal balance due in November 2000. The November 30, 2000 maturity date on this mortgage has been extended to December 31, 2000. The Company has signed a letter of commitment for a new mortgage with a term of five years to retire the current mortgage.

On June 12, 2000 the Company entered into a promissory note for $68,387 from an employee. The note bears interest at 12 percent per annum. All principal and interest is due September 12, 2000. The note is unsecured. The September 12, 2000 maturity date on the note has been extended to January 2, 2001.

During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 714,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B

Warrant (as defined). The Class A Warrant may be exercised for a sixty day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of Company's common stock. If all of the warrants were exercised at the stated value per share the total exercised value would be $6,070,342.

During the second quarter of 2000, Mr. Brentlinger purchased 160,000 shares of the Company's common stock for $1.25 per share under the 1999 stock purchase agreement between himself and the Company. Under such agreement, Mr. Brentlinger was obligated to purchase 342,500 shares on or before September 30, 2000 for $1.25 per share. At June 30, 2000, he remains obligated to purchase 182,500 shares on or before September 30, 2000. On October 20, 2000, the purchase date was extended to December 31, 2000. As of September 30, 2000 he remains obligated to purchase 182,500 shares on or before December 31, 2000 for a total price of $228,125

At September 30, 2000, the Company had cash of $222,000. The Company had a negative net working capital of approximately $1,313,000 September 30, 2000 compared to positive working capital of $945,000 at December 31, 1999. The Company will attempt to address the deficit in working capital through seeking a combination of accounts receivable and asset based financing.

The Company will need additional capital during the next three months, primarily to meet its debt obligations described above. The Company has received a preliminary proposal to obtain a $3,500,000 line of credit. The Company will attempt to seek additional such capital through a private equity placement of its common stock, through asset-based lending, or a combination thereof. There is no assurance that the Company will be able to attract additional capital or that the funds, if acquired, will be sufficient to meet its debt obligations or operating capital requirements. Material adverse effects will occur if funding cannot be obtained.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Item 2. Changes in use of securities and use of proceeds

During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 714,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of Company's common stock.

Item 5. Other Information

The Company's common shares are no longer listed on the NASDAQ Small Cap market, but as of April 1, 1998, the shares have been listed on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits included herein: none

           (b) Reports on Form 8-K  -  8-K filed on August 14, 2000

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             Registrant

                                             CIRCUIT RESEARCH LABS, INC.

                                             DATE: November 20, 2000
                                             BY /s/Charles Jayson Brentlinger
                                                ------------------------------
                                             Charles Jayson Brentlinger

                                             President (Authorized Officer for
                                             signature)

                                 EXHIBIT INDEX

Exhibit
 Number                       Description of Exhibit
--------                     -------------------------
 27                           Financial Data Schedule