Form 10QSB/A
period 2000-09-30
CIRCUIT RESEARCH LABS INC
filed 2000-11-21
CIK 725897

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB/A

                             Amendment No. 1
                                 to the
                               Form 10-QSB

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                     Commission File Number 0-11353

                       CIRCUIT RESEARCH LABS, INC.
    (Exact name of small business issuer as specified in its charter)

           Arizona                                          86-0344671
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         2522 West Geneva Drive, Tempe, Arizona          85282
        (Address of Principal executive offices)       (Zip Code)

                             (602) 438-0888
            (Issuer's telephone number, including area code)

        ________________________________________________________
     (Former Name, Former Address and Former Fiscal Year, if Changed
                           Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X               NO ____

As of September 30, 2000, there were outstanding 2,119,522 shares of the issuer's common stock, par value $.10.

               CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                          EXPLANATORY STATEMENT


   The registrant is filing this Amendment No. 1 on Form 10-QSB/A to amend the registrant's Form 10-QSB filed with the Securities and Exchange Commission on November 20, 2000 for the quarterly period ended September 30, 2000.

   The registrant has filed the amendment to its Form 8-K on November 21, 2000. Having filed this Amendment No. 1 to its Form 10-QSB on November 21, 2000, the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                               SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       Registrant

       CIRCUIT RESEARCH LABS, INC.

       DATE: November 21, 2000

       BY /s/Charles Jayson Brentlinger
       Charles Jayson Brentlinger
       President (Duly Authorized Officer
       for signature)