Form 10KSB
period 2000-12-31
CIRCUIT RESEARCH LABS INC
filed 2001-04-16
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

         December 31, 2000                                   0-11353
       (For the year ended)                           (Commission File No.)
                           CIRCUIT RESEARCH LABS, INC.
         Arizona                                             86-0344671
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization
                     Address of principal executive offices:
                   2522 West Geneva Drive Tempe, Arizona 85282
________________________________________________________________________________
                   Registrant's Telephone No.  (602) 438-0888
________________________________________________________________________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 Par Value

Check whether the issuer: (i) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) has been subject to such filing requirements for the past 90 days.
                               YES X   NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for fiscal 2000 were $7,534,970.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 30, 2001, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $ $4,694,723.

At March 30, 2001, 2,296,022 shares of the registrant's common stock were issued and outstanding.

Portions of the registrant's December 31, 2000 Annual Report to Stockholders is incorporated by reference in Parts I, II and III.

Exhibit Index located on page Fifteen.

                           CIRCUIT RESEARCH LABS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

PART I                                                                     Page
Item 1        Description of Business                                        3
Item 2        Description of Property                                        6
Item 3        Legal Proceedings                                              6
Item 4        Submission of Matters to a Vote of Security Holders            6

PART II
Item 5        Market for Common Equity and Related Stockholder Matters       7
Item 6        Management's Discussion and Analysis or Plan of Operations     7
Item 7        Financial Statements                                           7
Item 8        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       7

PART III
Item 9        Directors, Executive Officers, Promoters and Control Persons:
              Compliance with Section 16(a) of the Exchange Act              8
Item 10       Executive Compensation                                        11
Item 11       Security Ownership of Certain Beneficial Owners               14
              and Management
Item 12       Certain Relationships and Related Transactions15
Item 13       Exhibits and Reports on Form 8-K                              15

Signatures                                                                  17

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

In addition to the information set forth herein under this Item, information is incorporated by reference from "Corporate Profile" and "Selected Financial Information" on pages 1, 9 and 12 of Circuit Research Labs, Inc.'s ("CRL" or the "Company") 2000 Annual Report to Stockholders (the "2000 Report"); "Corporate Overview" and "Corporate Strategy" on page 4 of the 2000 Report; and Notes 1, 5 and 8 to the Company's Consolidated Financial Statements on pages 14-28 of the 2000 Report.

Audio Processing

Audio processing equipment produced by our company is used by radio and television stations, Internet webcasters, entertainers and recording studios. Audio processing is a complex technology, but put in simple terms, our audio processing products control what an audio broadcast sounds like to the listener. For example, audio processing controls the amount of bass and treble heard by the listener. Another important feature of audio processing is controlling the volume, or loudness of the broadcast. Most audio programming constantly varies in volume from quiet to very loud. Our audio processing equipment removes these loudness variations so radio listeners and TV viewers do not have to constantly adjust the volume of their radio and TV sets.

Most governments throughout the world require radio and television broadcast stations to control their signal's modulation level and occupied bandwidth. Radio and television stations utilize some type of audio processing to comply with these governmental regulations. Approximately 10,800 AM and FM stations in the United States use audio processing, as well as more than 19,000 radio stations in other countries. Of the approximately 1,600 television stations in the United States, about two-thirds of them now broadcast in stereo, which requires audio processing. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years. Other products are appropriate for the audio processing needs of the Internet, recording and performing industries.

Our Orban division manufactures audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brands.
Our CRL division also manufactures audio processing equipment, primarily using analog technology, under the CRL, Millenium, TVS and Amigo brand names. The combined product line can be separated into four different series or product families, FM Series, AM Series, TV Series and Other.

CIRCUIT RESEARCH LABS, INC.'S PRINCIPAL PRODUCTS

FM SERIES

Optimod-FM 8400 is the Company's "flagship" digital audio processor introduced in the summer of 2000. It is based on DSP (Digital Signal Processing) technology that is five times more powerful than its predecessor, the Optimod-FM 8200.

Optimod-FM 2200 is based on technology in Orban's Optimod-FM 8200 and offers the benefits of digital processing to stations with a modest budget.

Optimod-FM 8200 Signature Series is an upgraded version of the Optimod-FM 8200, Orban's widely used digital processor, which was first introduced in 1991.

Other Optimod-FM Products include the 8218, a digital FM stereo encoder, and the 8200ST studio chassis.

CRL Amigo-FM is a complete "one box" audio processing solution for small to mid-size radio stations on a tight budget.

Other CRL FM Products include the Millenium, a complete digital audio processor, the SG-800A Stereo Generator and the SCA-300B Subcarrier Generator.


AM SERIES

Optimod-AM 9200 is our top of the line digital audio processor for monaural AM radio stations throughout the world.

Optimod-HF 9200 is a complete digital audio processor designed for the demanding requirements of short-wave broadcasting and "all-talk" AM radio stations that are experiencing nighttime interference problems.

Optimod-AM 9100B2 is a complete audio processor for stereo AM radio stations.

CRL Amigo-AM is complete audio processing solution for small to mid-size radio stations on a tight budget.

Other CRL AM Products include the AM-4 Monaural audio processing system and the MBL-100.


TELEVISION SERIES

Optimod-TV 6200 is our top of the line digital audio processor for 2-channel (left and right audio channels) digital television transmissions (DTV). It is compatible with all digital television applications, including conventional land-based, cable or satellite distribution of mono, two-channel or Dolby Surround Sound programs.

Optimod-TV 8282 is a digital audio processor designed for television audio, whether mono, stereo or dual-language, and is compatible with all monaural and stereo broadcast systems.

Other Optimod-TV Products include the Optimod-TV 8182A, an analog audio processor for both stereo and monaural television, the Optimod-TV 8185A, a television stereo generator, the Optimod-TV 8182A SAP Generator (Secondary Audio Program, primarily designed for public second language usage), the Optimod-TV 8185A PRO Generator (PROfessional channel for non-public use) and the 275A Automatic Stereo Synthesizer which improves the sound of mono programs when heard on stereo or surround TV systems.

CRL TVS Processors include the TVS-3001, a top of the line stereo television processor, the TVS-3003, a stereo TV generator, the TVS-3004, a Professional Channel (PRO) subcarrier generator and the TVS-3005, a secondary audio program
(SAP) channel generator.

CRL Amigo-TV is a complete audio processing solution for a variety of monaural television applications.


OTHER PRODUCTS

Optimod 6200S is our top of the line digital audio processor for Internet Webcasters.

Optimod-DAB 6200 is the first audio processor designed specifically for digital radio broadcasting (DAB).

Audicy brand. Orban manufactures and sells digital audio production and video post-production workstations under the AUDICY brand. The workstations feature a very easy to learn set of controls and features to reduce our customer's training costs.

OptiCodec brand. We announced the introduction of a new line of codecs in October 2000, which are being sold under the OptiCodec brand. Codec is a word coined from the verbs "enCOde" and DECode" and stands for a technology utilized in the transfer of digital data. The OptiCodecs will allow our customers to send high quality digital audio over the Internet, computer networks and special ISDN telephone lines (ISDN stands for Integrated Services Digital Network).

Other CRL and Orban Products include stereo and mono gain controllers, stereo spatial enhancers, test and analysis tools, studio chassis, and other products related to the audio processing equipment.

ITEM 2 - DESCRIPTION OF PROPERTY

    In June 1983, we contracted for the purchase of land and construction of a building at 2522 West Geneva Drive, Tempe, Arizona. We own the land and real property upon which it is located. We occupy an approximately 10,300 square-foot property that is encumbered by two mortgage notes in the amount of $300,000 and $62,000. The notes bear interest at 11.75 percent and 14.75 percent respectively. Principal and interest payments are payable monthly for both notes commencing in February 2001 using a 12-year amortization period and requiring a balloon payment at the end of the five-year term.

	We lease the manufacturing and office facilities occupied by our Orban division at 1525 Alvarado Street, San Leandro, California. The lease, which was entered into by a predecessor of Orban, Inc. in 1989 and assumed by us when we acquired the assets of Orban in 2000, is for 57,013 square feet, of which 20,340 square feet is subleased to an unrelated third party (a net of 36,673 square feet being retained by us). The lease expires November 30, 2001, and requires lease payments of $43,000.00 per month during 2001. We received $6,915.60 per month under the sublease during 2001. The lease is renewable for an additional five-year term at a rental rate equal to 93 percent of the then current market rate for comparable space. We have not decided whether to renew the lease when it expires.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART  II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from "Stock Market Information" on page 29 of the 2000 Report.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

During the second and third quarters of 2000, the Company issued a total of 708,158 shares of its common stock at a per share price of $1.50, for total proceeds to the Company of $1,062,237. The issuance was to 54 purchasers who the Company believes were "accredited investors" as defined in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission. The issuance was made in reliance upon the exemption from registration afforded by Rule 506 under Regulation D. In addition to the shares of common stock, each purchaser was issued a common stock purchase warrant for each share of common stock purchased in the private placement. Each warrant entitles the holder to purchase one additional share of common stock and a further stock purchase warrant. The exercise price of the warrants are $1.75, $2.00, $2.25 and $2.50 per share.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This information is incorporated by reference from "Management's Discussion and Analysis" on pages 9 through 13 of the 2000 Report.


ITEM 7 - FINANCIAL STATEMENTS

This information is incorporated by reference from the Consolidated Financial Statements on pages 14 through 28 of the 2000 Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                            Age        Position

Charles Jayson Brentlinger       46        Chief Executive Officer, President
                                             and Chairman
Gary D. Clarkson                 48        Secretary, Treasurer, Vice President
                                             and General Manager
Robert A. Orban                  55        Director and Chief Engineer
Carl E. Matthusen                57        Director
Phillip T. Zeni                  59        Director
James Seemiller                  58        Chief Financial Officer and Vice
                                             President of Sales, Marketing and
                                             New Business Development
Greg J. Ogonowski                45        Vice President of New Product
                                             Development
William R. Devitt                56        Vice President of Manufacturing and
                                             Production

                                    DIRECTORS

Charles Jayson Brentlinger has served as President and CEO of the Company since June 1999 and Chairman of the Board since October 1999. He was formally the President and owner of Rainbow Broadcasting Inc. and Brentlinger Broadcasting, Inc. In May 2000, Mr. Brentlinger sold all of his Broadcast Ownership interests to his family. Rainbow Broadcasting is the owner of radio station KAJM and KAZL of Scottsdale / Phoenix, Arizona. Brentlinger Broadcasting, Inc. was the owner of KBZR Radio in Arizona City, Arizona. In September 1999, Brentlinger Broadcasting Inc. sold KBZR to Big City Broadcasting. and in 1996 Mr. Brentlinger sold radio station KPTY in Gilbert Arizona, to New Planet Radio.

Mr. Brentlinger has over 27 years of experience in the radio industry. He has worked as a Broadcast consultant for many large broadcast groups across the United States and almost every radio station in the Phoenix area. He formed his own broadcast engineering firm in 1986. Some of his many clients have included, Scripps Howard Broadcasting, Adams Radio Communications Corporation, Adams Satellite/ABC, Transtar Radio Network, Pulitzer Broadcasting Phoenix, Duchossois Communications Corporation, Sundance Communications Corporation, Arizona Radio and Television Corporation, Cook Inlet Corporation, First Media Corporation, Duffey II Corporation and TransCOM/Transcolumbia Corporation.

Mr. Brentlinger attended DeVry Institute of Technology and the University of Arkansas at Little Rock. He is a member of Society of Broadcast Engineers and National Association of Broadcasters. He holds a FCC General Radiotelephone license, valid for life.


Gary D. Clarkson has been a director of the Company since its incorporation in 1978 and was elected to the position of Secretary in October 1999. He was elected to the positions of Treasurer, Vice President and General Manager in August 2000. He began his broadcasting career by serving in assistant and chief engineering positions at several Phoenix area radio stations from 1971 until 1978.

He co-founded the Company with the late Mr. Ronald R. Jones in 1974, and has devoted substantially all of his business efforts to the Company's business since that time. In January 1998, following the death of Mr. Jones, Mr. Clarkson was elected to the positions of Chief Executive Officer, President and Chairman. In June 1999, Mr. Clarkson resigned as Chief Executive Officer, President and Chairman, as a result of the sale of his stock to Charles Jayson Brentlinger. He entered into a three-year employment agreement with the Company in June 1999 at an annual salary of $66,456. He has also been a design engineer for the Company from 1974 to 1998. He attended Phoenix College, Arizona State University and received an A.S.E.T. degree from DeVry Institute of Technology, Phoenix, Arizona in 1971.

Carl E. Matthusen has served as a director of the Company since February 1988. Mr. Matthusen began his career in the broadcast industry in 1963 serving in various capacities at seven radio stations in Arizona, Wisconsin, Minnesota and Virginia. Since 1978, he has been General Manager of KJZZ-FM, KBAQ-FM, and Sun Sounds Radio Reading Service operated by Rio Salado College. He has served on the Board of Directors of National Public Radio from 1990 to 1996, and was Chairman of the Board from 1992 to 1996. Since 1999, he has served as a member of the Board of the International Association of Audio Information Services.

Robert A. Orban has served as a director of the Company since May 2000. In 1975 he co-founded Orban Associates Inc. with his late business partner, Mr. John Delantoni. Since that time, Mr. Orban has served as the company's Chief Engineer where he concentrated on the theoretical support for and subjective tuning of the company's products. In 1975, he introduced the company's standard-setting OPTIMOD line of audio processors, including the OPTIMOD-FM processors that have become the most widely used FM processors in the world.
He is a holder of 25 patents and is widely published. In 1993 he shared (with Dolby Labs) a Scientific and Technical Award from the Academy of Motion
Picture Arts and Sciences, and in 1995 he received the Radio Engineering Achievement Award from the National Association of Broadcasters. He received a B.S.E.E. degree in 1967 from Princeton University and an M.S.E.E. degree in 1968 from Stanford University.

Phillip T. Zeni has served as a director of the Company since May 2000. His professional and business career spans more than three decades and includes ownership and senior management positions in consulting, publishing and broadcasting. He currently serves as President of magazine publisher Transcontinental Publishing, Inc., a publishing house specializing in international and regional magazines; as Executive Vice President of Palmieri USA, an importer of construction equipment; and Managing Director of PhysicianNet.com, a six-year-old web site that serves the medical community.
He had earlier served as managing partner of a Dallas-based group of broadcasting stations and Director of Business Development for NBC Radio and Westinghouse-Group W Broadcasting in Chicago. He was a vice president of Multimedia Communications, and general manager of two of the company's major broadcasting properties in the South. He has presented seminars for the National Association of Broadcasters and the Radio Advertising Bureau. He has been published internationally on the future of communications. Mr. Zeni holds a multi-disciplinary Bachelor's Degree in Work, Culture & Society from the University of Illinois. He has served as an adjunct professor at the University of Arkansas at Little Rock and at Millikin University in Decatur Illinois. He has guest lectured at the University of Wisconsin, Michigan State University, the University of Illinois and Arkansas State University.

Mr. Zeni has been active in a wide range of charitable, civic and social organizations throughout his career. His time in public service included serving on the staff of Illinois Governor Richard Ogilvie, followed by two White House assignments during the Ford and Carter Administrations. Currently, he serves on the Board of Directors and is President of the University Club of Phoenix.

                            OTHER EXECUTIVE OFFICERS

James Seemiller - Chief Financial Officer and Vice President of Sales, Marketing and New Business Development. He joined the Company in August 2000 as Vice President of Sales, Marketing and New Business Development. In November 2000, he was elected to the position of Chief Financial Officer. His business career spans more than 25 years and includes ownership and senior management positions. He currently owns ATB Broadcasting, Inc., a full service consulting firm to the radio broadcasting industry. He also owns Amerispec South Inc., a national franchise with operations throughout Arizona that specializes in home inspections. He previously owned two Florida radio stations, WQSA and WCAI, from 1982 to 1987. In 1986, he was employed by Adams Radio Group to serve as the Vice President of KOOL AM/FM in Phoenix. In 1990, he was promoted to the position of President of the Adams Radio Group and oversaw the operation of 19 radio stations with annual revenues in excess of $40 million for three years. He created radio's first nationally syndicated 24 hour format and received radio's highest achievement in 1992, the National Association of Broadcasters' Marconi Award. He received a BS degree in Business Administration and Finance from the University of Pittsburgh in 1969. He served as a college instructor at Chicago's Columbia College and International University in Indiana.

Greg J. Ogonowski - Vice President of New Product Development. He joined the Company in October 2000 as Vice President of New Product Development. Founder of Gregg Laboratories in 1975, a manufacturer of audio processing equipment, Mr. Ogonowski has considerable experience designing commercial broadcast audio processing systems. He served as technical director for KBIG/KLAC in Los Angeles from 1998 to October 2000 where he designed and installed a computer network and digital audio delivery system that resulted in KBIG/KLAC being one of the first radio stations to directly stream audio to the Internet with internal encoders and servers. He has been directly responsible for other technical facilities at many major market radio stations, including those in Los Angeles, Detroit, Dallas, and Seattle. Mr. Ogonowski founded Modulation Index in 1982 and has done studies on broadcast modulation measurement instrumentation and FM modulators, including STL's and exciters. As a result of these studies, he has developed modifications for popular monitors, STL'S, and exciters to improve their dynamic transient accuracy and competitiveness.
A technical paper was presented before the National Association of Broadcasters regarding these findings. He extensively researched the characteristics of consumer radio receivers, and co-authored a technical paper with Robert Orban, presented before the Society of Automotive Engineers and National Association of Broadcasters regarding the standardization of pre-emphasis in AM broadcast (AM-NRSC). Mr. Ogonowski has authored many other technical papers on various topics relating to the audio and broadcast industry.

William R. Devitt - has served as Vice President of Manufacturing and Production since January 12, 2001. He was employed by Orban, Inc. in 1991 as Technical Services Manager where he developed service and technical support operations, setup administration, technical staff policies and procedures. In 1996, his responsibilities were expanded to include product engineering for manufacturing of new and existing products. In February 2000, he was promoted to Director of Manufacturing. His duties were expanded to include administration of all manufacturing operations, design services, materials and production.

                       Section 16(a) Beneficial Ownership
                              Reporting Compliance

Based on reports filed by our directors, officers and beneficial holders of 10% or more or our shares, and based upon information provided to us by such persons, we believe that all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during the year 2000 were timely filed, except as follows: (1) Charles Jayson Brentlinger acquired 40,000 shares on May 4, 2000 and 40,000 shares on June 6, 2000. The required ownership reports relating thereto were filed on April 12, 2001 and (2) Robert
A. Orban acquired 16,600 shares of common stock on May 23, 2000 and filed the required ownership report relating thereto on April 12, 2001 and (3) Greg J. Ogonowski was employed by the Company on November 13, 2000 and filed the required ownership report relating thereto on April 13, 2001.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for the Chief Executive Officer and the Company's other most highly compensated executive officers whose total salary and bonus for the year ended December 31,2000 exceeded $100,000.

                           Summary Compensation Table

                                                   Securities(1)
Name and                                           Underlying         Other
Principal Position         Year  Salary      Bonus Options SARs(#) Compensation

Charles Jayson Brentlinger 2000 $125,000        -0-          -0-        -0-
President, CEO and         1999  $49,846(2) $2,884(3) 1,342,500(4)      -0-
Chairman of the Board

Gary D. Clarkson(5)        2000  $66,456    $3,706(3)        -0-        -0-
Secretary, Treasurer,      1999  $98,406      $128(3)        -0-        -0-
VP and General Manager     1998  $69,982        -0-          -0-    $2,321(6)

Robert A. Orban(7)         2000  $93,910(8)     -0-          -0-        -0-
Chief Engineer

Greg J. Ogonowski          2000  $17,308(9)     -0-          -0-        -0-
VP of New Product
Development

James Seemiller            2000  $41,646(10)    -0-          -0-        -0-
CFO and VP of
Sales, Marketing and New
Business Development

(1) On July 7, 2000 the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all shareholders of record as of the close of business on July 31, 2000. All references with regard to number of shares of common stock have been restated to reflect the stock dividend.

(2) Mr. Brentlinger joined the Company on June 28, 1999, at an annual salary of $125,000 in accordance with the June 23, 1999 stock purchase agreement. The Company has a one-year employment agreement with Mr. Brentlinger that commenced on March 1, 2001. Pursuant to this agreement, Mr. Brentlinger is employed on a full-time basis as the Company's President, Chief Executive Officer and Chief Operating Officer. His annual base salary under the agreement is $175,000 per year.
(3) Bonus for vacation and sick time not used during the calendar year. It is the policy of the Company that any employee who has not used all of their vacation by the end of the calendar year will be paid the unused portion in January of the following year. It is also the policy of the Company that any employee that has used less than three days of sick time by the end of the calendar year will be paid the unused portion in January of the following year.
(4) On September 30, 1999, in accordance with the June 23, 1999 stock purchase agreement, the Company granted Mr. Brentlinger the following two options:
     a) An option to purchase 342,500 shares of common stock of the Company for a purchase price of $1.25 per share, for a total of $428,125. Mr. Brentlinger fulfilled his obligation to purchase the shares on February 8, 2001.
     b) A 5-year option to purchase 1,000,000 shares of the Company's common stock for $1.25 per share for a total of $1,250,000. This option expires on September 30, 2004.
(5) Mr. Clarkson served as the Company's President and CEO from January 2, 1998 until June 28, 1999. Mr. Clarkson entered into a three-year employment agreement with the Company on June 23, 1999 at an annual salary of $66,456.
(6) Annual fee paid to Mr. Clarkson by the Company for personal guarantee of a Company loan.
(7) Mr. Orban entered into a five-year employment agreement with the Company that commenced on May 31, 2000 at an annual salary of $178,566.
(8)  Mr. Orban's compensation from May 31, 2000 to December 31, 2000.
(9) Mr. Ogonowski's compensation from November 13, 2000 to December 31, 2000. He was employed by the Company on November 13, 2000 at an annual salary of $150,000.
(10) Mr. Seemiller's compensation from September 1, 2000 to December 31, 2000. He was employed by the Company on September 1, 2000 at an annual salary of $108,000 (see Item 12 - Certain Relationships).

The Company has agreements with all employees calling for nondisclosure of trade secrets.

The Company has group life, disability, and medical insurance plans, a 401(k) pension plan, and an Employee Stock Purchase Plan. The 1994 Stock Option Plan was approved by the Company's shareholders at the Company's annual meeting on May 6, 1994.

Compensation of Directors

During the year ended December 31, 2000, outside Directors earned a total of $1,000 in compensation for attending meetings. Outside directors receive $100 for each board meeting and committee meeting attended, either in person or by telephone.

Employee Pension Plan

The Company sponsors the CRL, INC. 401(k) PROFIT SHARING PLAN (the "Plan") for the benefit of all employees meeting certain eligibility requirements. Under the Plan, participants are permitted to make pre-tax contributions to their plan accounts. The Company will match 50% of a participant's contributions up to a maximum Company matching contribution of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of annual compensation. In addition, the Company, at its sole discretion, may make an annual profit sharing contribution to the Plan out of its current or accumulated profits. The annual contribution, if any, is allocated to participants based upon each participant's annual compensation. The Company has not made an annual contribution and currently has no plans to do so. The Company did not make a contribution to the account of the individuals listed in the preceding cash compensation table for the year ended December 31, 2000.

Stock Purchase Plan

The Company has an employee stock purchase plan which is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $50 per week and shares are purchased at the market price, by a nonaffiliated dealer on the open market. During 1999, no employees participated in this plan.

Stock Options

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 120,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. There are no options outstanding to this group at this time.

Employment Contracts

The Company has a three-year employment agreement with Gary Clarkson that commenced June 23, 1999. Pursuant to this agreement, Mr. Clarkson is employed on a full-time basis as an Advanced Product Engineer and is to be paid a salary of $66,456 per year.

The Company and Robert A. Orban entered into an employment agreement effective as of May 31, 2000. The agreement has a five-year term, but may be terminated earlier by either party under various circumstances. Pursuant to this agreement, Mr. Orban is employed on a full-time basis as Chief Engineer of our wholly-owned subsidiary, CRL Systems, Inc. dba Orban ("Orban"). His annual base salary under the agreement is approximately $178,560, subject to increase annually based upon change in the consumer price index. Mr. Orban may also receive an annual bonus based upon a percentage of the Net Sales of Orban products (as those terms are defined in the agreement) during a fiscal year. The agreement includes provisions relating to other customary employee benefits, the confidentiality of proprietary Company information, and the assignment to the Company of inventions conceived of or developed by Mr. Orban during the term of the Agreement.

The Company has a one-year employment agreement with Charles Jayson Brentlinger that commenced on March 1, 2001. Pursuant to this agreement, Mr. Brentlinger is employed on a full-time basis as the Company's President, Chief Executive Officer and Chief Operating Officer. His annual base salary under the agreement is $175,000 per year. The agreement includes provisions relating to other customary employee benefits and the confidentiality of proprietary Company information.

The Company has a one-year employment and consulting agreement with James Seemiller and ATB Broadcasting Corporation, a corporation owned by Mr. Seemiller, that commenced on March 9, 2001. Pursuant to this agreement, Mr. Seemiller is employed on a full-time basis as the Company's Chief Financial Officer and Vice President of Sales, Marketing and New Business Development. His annual base salary under the agreement is approximately $111,000 per year. Also, pursuant to this agreement, annual consulting fees of $24,000 are paid to ATB Broadcasting Corporation

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain Beneficial Owners

As of March 30, 2001, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock:

                                                     Amount and(1)
                         Name and Address of           Nature of     Percent of
Title of Class           Beneficial Owner           Beneficial Owner  Class(2)

$.10 par value common    Charles Jayson Brentlinger(3)   840,124       36.59%
                                 of
                         Circuit Research Labs, Inc.
                         2522 West Geneva Drive
                         Tempe, Arizona 85282

$.10 par value common    Glenn Serafin                   115,000        5.01%
                                 of
                         Serafin Bros., Inc.
                         P.O. Box 262888
                         Tampa, Florida 33685

(1) On July 7, 2000 the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all shareholders of record as of the close of business on July 31, 2000. Unless otherwise noted, all references with regard to number of shares of common stock have been restated to reflect the stock dividend.
(2) On the basis of 2,296,022 shares outstanding on March 30, 2001.
(3) Mr. Brentlinger has a 5-year option to purchase 1,000,000 shares of the Company's common stock for $1.25 per share for a total of $1,250,000. This option expires on September 30, 2004.

B. Security Ownership of Management

The stock ownership by directors and officers of the Company as of March 30, 2001 is set forth below. Each person named exercises sole voting power over all shares beneficially owned.

                                                      Amount and
                         Name and                     Nature of
                         Address of                   Beneficial       Percent
Title of Class           Beneficial Owner               Owner       of Class(1)

$.10 par value common    Charles Jayson Brentlinger(2)   840,124       36.59%
                         Robert A. Orban                  16,600           *
                         Greg J. Ogonowski                 6,666           *
                         Gary D. Clarkson                      0           *
                         Carl E. Matthusen                     0           *
                         Phillip T. Zeni                       0           *
                         James Seemiller                       0           *
                         William R. Devitt                     0           *

Officers and directors as a group (8 persons)            863,390       37.60%

 *  Represents less than 1 percent.
(1) On the basis of 2,296,022 shares outstanding on March 30, 2001.
(2) Mr. Brentlinger has a 5 year option to purchase 1,000,000 shares of the Company's common stock for $1.25 per share for a total of $1,250,000. This option expires on September 30, 2004.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company pays annual consulting fees of $24,000 to ATB Broadcasting Corporation, a corporation owned by Mr. Seemiller.

The Company issued $205,000 in long-term debt to a shareholder, Mr. Glenn Serafin, in consideration for his role in the acquisition of the net assets of Orban, Inc ("Orban"). The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. The Company also incurred fees of $97,500 to Mr. Serafin for arranging the purchase financing of Orban, the total of which is due on May 14, 2001.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 2000 and are incorporated by reference from Item 7:

     Consolidated balance sheets - December 31, 2000 and 1999.
     Consolidated statements of operations -
       Years ended December 31, 2000 and 1999.
     Consolidated statements of stockholders' equity -
       Years ended December 31, 2000 and 1999.
     Consolidated statements of cash flows -
       Years ended December 31, 2000 and 1999.
     Notes to consolidated financial statements -
       Years ended December 31, 2000 and 1999.

                                  Exhibit Index
(a)  Exhibit No.

     3 Articles of Incorporation as Amended and Bylaws previously filed and incorporated herein by reference (1).

     4.1  Warrant to Orban, Inc., dated May 31, 2000, previously filed on
          Form 8-K/A on October 12, 2000 and incorporated herein by reference.

     4.2  Form of Stock Purchase Warrant dated May 30, 2000 (filed herewith).

    10.1 Stock Option Plan previously filed and incorporated herein by reference (1).

    10.2 1994 Stock Option Plan previously filed on Form S-8 on July 26, 1994 and incorporated herein by reference.

    10.3 Asset Purchase Agreement between CRL Systems, Inc., a wholly-owned subsidiary of the Company and Orban, Inc., a wholly-owned subsidiary of Harman International Industries Inc. previously filed on Form 8-K/A on October 12, 2000 and incorporated herein by reference.

    10.4 Employment Agreement dated June 23, 1999 between Gary D. Clarkson and the Company (filed herewith).

    10.5 Employment Agreement dated May 31, 2000 between Robert A. Orban and the Company (filed herewith).

    10.6 Employment Agreement dated March 9, 2001 between Charles Jayson Brentlinger and the Company (filed herewith).

    10.7 Employment Agreement dated March 9, 2001 between James Seemiller, ATB Broadcasting Corporation and the Company (filed herewith).

    13 2000 Annual Report to Security Holders incorporated by reference Previous Annual Reports to Security Holders and Forms 10-QSB were previously filed in a timely manner and are incorporated herein by reference.

    21    Subsidiaries of the Registrant (filed herewith).

    23    Consent of Deloitte & Touche LLP - see page 16.

          (1) incorporated by reference from the Company's Registration Statement on Form S-18 which was effective October 14, 1983, and subsequent filings in a timely manner.


(b)  Reports on Form 8-K

     (a) Exhibits included herein: none

     (b) Reports on Form 8-K     Form 8-K filed on January 7, 2000
                                 Form 8-K filed on June 15, 2000
                                 Form 8-K filed on August 14, 2000
                                 Form 8-K/A filed on October 12, 2000
                                 Form 8-K/A filed on November 21, 2000




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-82176 of Circuit Research Labs, Inc. on Form S-8 of our report dated
April 16, 2001 incorporated by reference in this Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 2000.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 16, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CIRCUIT RESEARCH LABS, INC.
                                 Registrant
Date:  April 16, 2001            By     /s/ Charles Jayson Brentlinger
                                 Charles Jayson Brentlinger, Chief Executive
                                 Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 16, 2001            By     /s/ Charles Jayson Brentlinger
                                 Charles Jayson Brentlinger, Chief Executive
                                 Officer and Chairman of the Board

Date:  April 16, 2001            By     /s/ Gary D. Clarkson
                                 Gary D. Clarkson, Secretary and Treasurer,
                                 Vice President and General Manager

Date:  April 16, 2001            By     /s/ Carl E. Matthusen
                                 Carl E. Matthusen, Director

Date:  April 16, 2001            By     /s/ Robert A. Orban
                                 Robert A. Orban, Director and Chief Engineer

Date:  April 16, 2001            By     /s/ Phillip T. Zeni
                                 Phillip T. Zeni, Director

Date:  April 16, 2001            By     /s/ James Seemiller
                                 James Seemiller, Chief Financial Officer,
                                 Vice President of Sales, Marketing and
                                 New Business Development

Date:  April 16, 2001            By     /s/ Robert McMartin
                                 Robert McMartin, Controller

                                   Exhibit 13
                     2000 Annual Report to Security Holders

CIRCUIT RESEARCH LABS, INC.

CORPORATE PROFILE

Circuit Research Labs, Inc. (the "Company" or "CRL") is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets worldwide.

The Company's main product lines control the audio quality and range of radio and television audio reception including generators allowing radio and television stations to broadcast in stereo. Professional sound reinforcement and digital audio test equipment is also produced having a wide range of applications.

SELECTED FINANCIAL INFORMATION
                                        YEARS ENDED DECEMBER 31
                            2000       1999       1998       1997       1996
Net sales                $7,534,970 $1,016,807 $1,516,613 $1,953,521 $2,524,870
Other income                 18,170     38,078  1,033,940     11,184     16,860
                             ------     ------  ---------     ------     ------
Total revenues            7,553,140  1,054,885  2,550,553  1,964,705  2,541,730
Net (loss) income        (1,983,061)  (260,229)     9,011   (262,296)   123,160
Net income (loss) per
   common share - basic
   and diluted               ($1.12)    ($0.57)     $0.02     ($0.44)     $0.21
Weighted average number
   of common shares
   outstanding-basic      1,770,625    458,470    474,394    597,682    597,682

Balance Sheet Highlights

Current assets           $4,710,609 $1,095,588 $1,098,837 $1,263,249 $1,431,175
Current liabilities       2,287,083    150,479    160,007    195,746    239,811
Total assets             13,333,948  1,834,691  1,532,574  1,846,598  2,169,590
Long-term obligations     8,738,466          0          0    105,656    122,287
Total liabilities        11,025,549    150,479    160,007    301,402    362,098
Stockholders' equity      2,308,399  1,684,212  1,372,567  1,545,196  1,807,492
No cash dividends have
   been declared.

Key Statistics

Current ratio                  2.06       7.28       6.87       6.45       5.97
Working capital          $2,423,526   $945,109   $938,830 $1,067,503 $1,191,364
Order backlog            $1,869,408    $20,200    $53,785   $138,570   $228,350
Employees                        88         17         22         24         35

Circuit Research Labs, Inc.
2522 W. Geneva Drive
Tempe, Arizona 85282

Dear Shareholders,

The past year was one of the most exciting in Circuit Research Labs history, with the purchase on May 31, 2000 of Orban from Harman
International Industries.

For the past 25 years Orban has been the market leader in Audio
Processing for Radio, Television, and now for the Internet. Combining the two companies while challenging has been rewarding. Both companies share very similar backgrounds having been competitors for many years.

With the combined strengths of both companies we enter into this new millennium as the dominant leader and producer of Audio Processing for the Broadcast Industry. We have very conservatively estimated our market share as 70% worldwide and almost 80% in the United States, thanks to the Orban Optimod product line. In the 26 years since it's introduction the name OPTIMOD FM has stood for quality and instant recognition from Radio and Television professionals worldwide.

Our goal, over the next year is to grow our combined company, with many new models targeted to additional new markets. Orban / CRL will introduce our Opticodec line of Digital Encoders and Decoders later this month, at the National Association of Broadcasters Convention in Las Vegas. This new product line gives Orban / CRL our first Digital Transmission System for the use over the Internet as well as ISDN, ATM and Frame Relay phone lines with it's TCP/IP address ability.

The combined operation of Orban / CRL provides many new products and product lines. The efficiencies of scale and management will reduce operational expenses of both companies. With the addition of Bob Orban co-founder of Orban to our Board of Directors, and our superstar management team additions of Jim Seemiller Vice President / CFO overseeing Sales and Marketing, Greg Ogonowski Vice President of Product Development, Bill Devitt Vice President of Manufacturing and Production, Robert McMartin as Company Controller and Henk Mensinga as Director of Sales. We now have the team to grow, operate efficiently and make it all work.

Our working relationship with Harman International made the Orban purchase possible, and has allowed Orban / CRL the ability to extend the credit terms beyond the original contractual obligations. Our current understanding with Harman will result in a restructuring of both short and long-term debt. This will be possible after holders of the private placement shares exercise their options, which total over $6.0 million, if all the warrants are exercised. The majority of these treasury funds would be used to reduce the Harman debt along with providing Orban / CRL with additional cash reserves.

Harman International Industries, Inc. also holds warrants for shares in CRLI, which may be used to reduce both the short and long-term debt. Possible marketing opportunities for Orban / CRL are being explored with Harman's Studer Division for marketing in North America.

Product development is moving forward with many new models and products being introduced and older products getting updated and redesigned.
Orban has introduced it's Optimod 8200 Signature Series to celebrate 10 years of being the first and most successful Digital Audio Processor. The introduction of this model was so well received by the market, production for the next six months sold out in one day.

Sales of both Orban and CRL models are at all time record highs. Optimod 8400 sales have been higher since it's introduction than any previous model in Orban's history, topping over $ 4.0 million since it's shipments began in September 2000. CRL has begun worldwide marketing of it's Amigo Series of audio processing for Radio and Television stations with great results. CRL is also introducing its New Upgraded Millennium Series of Digital Audio Processors in Las Vegas later this month.

Orban and CRL have always been well respected for innovative and quality broadcast equipment solutions. With even more models being introduced in the next few months.

As for our future, I believe we are embarking on the greatest period of growth in our history. Our future in broadcast equipment manufacturing is the brightest it's ever been.
Our company wide mission is to expand into additional broadcast product markets, while not losing track of our core business, Audio Processing.

Sincerely,



Charles Jayson Brentlinger
President, CEO, Chairman
Circuit Research Labs, Inc.
CRL Systems, Inc. Nevada dba: Orban
CRL International, Inc.

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

Corporate Strategy

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc.. (NYSE:
HAR)    Including  the $500,000 previously paid to Orban,  in  1999,  the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance a combination of short-term and long-term seller financing. In order to raise the cash necessary for the purchase, the Company sold approximately $1,171,000 in common stock through a private placement, the Company's majority shareholder, Charles Jayson Brentlinger, advanced $150,000 to the Company, and the Company's Tempe, Arizona office building was mortgaged for $335,000. The seller financing consists of a $3.5 million short-term and a $5 million long-term note to Orban, Inc. The Asset Sale Agreement between CRL Systems and Orban, Inc. ("the Asset Sale Agreement") contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the cash purchase price to CRL Systems, with the difference due to Orban as liquidating damages. The note has since been extended to April 30, 2002 with Orban retaining the option to rescind the agreement.

The Company has received several extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Harman extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note has subsequently been extended several times without fees or other significant changes to the original terms of the note and is now due in full April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, has been extended to September 30, 2001 with the remaining principal due in full April 30, 2002. Interest only payments are payable monthly for both notes.

In addition to the stated purchase price, CRL issued to Orban, Inc. warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants have a 3-year term, and can be exercised either in cash or by reducing the unpaid principal amount of the $5 million long-term note, or in any combination thereof. The Company obtained an independent valuation of the warrants in November 2000, which valued the warrants at $1,050,000. When combined with the cash purchase price, this results in a total purchase price of Orban's assets of $11,550,000.

As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and currently operates a portion of its business under the trade name "Orban".

Based in San Leandro, California, Orban is a leading manufacturer of audio processing for radio and TV stations worldwide. Orban has approximately 77 employees and net sales of approximately $6.8 million for the seven months ended December 31, 2000. CRL will retain the Orban brand and employees, including founder and chief engineer Bob Orban.

The management of the Company believes this business combination is highly complementary and synergistic, since roughly 80% of Orban's products are digital and approximately 80% of CRL's products are analog. The acquisition positions the Company to offer a full range of digital and analog audio processing solutions at many price points.

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

Circuit Research Labs, Inc.'s Principal Products

Audio Processing Products

Audio processing equipment produced by our company is used by radio and television stations, Internet webcasters, entertainers and recording studios. Audio processing is a complex technology, but put in simple terms, our audio processing products control what an audio broadcast sounds like to the listener. For example, audio processing controls the amount of bass and treble heard by the listener. Another important feature of audio processing is controlling the volume, or loudness of the broadcast. Most audio programming constantly varies in volume from quiet to very loud. Our audio processing equipment removes these loudness variations so radio listeners and TV viewers do not have to constantly adjust the volume of their radio and TV sets.

Most governments throughout the world require radio and television broadcast stations to control their signal's modulation level and occupied bandwidth. Radio and television stations utilize some type of audio processing to comply with these governmental regulations. Approximately 10,800 AM and FM stations in the United States use audio processing, as well as more than 19,000 radio stations in other countries. Of the approximately 1,600 television stations in the United States, about two-thirds of them now broadcast in stereo, which requires audio processing. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years. Other products are appropriate for the audio processing needs of the Internet, recording and performing industries.

Our Orban division manufactures audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brands. Our CRL division also manufactures audio processing equipment, primarily using analog technology, under the CRL, Millenium, TVS and Amigo brand names. The combined product line can be separated into four different series or product families, FM Series, AM Series, TV Series and Other.

FM SERIES

Optimod-FM 8400 is the Company's "flagship" digital audio processor introduced in the summer of 2000. It is based on DSP (Digital Signal Processing) technology that is five times more powerful than its predecessor, the Optimod-FM 8200.

Optimod-FM 2200 is based on technology in Orban's Optimod-FM 8200 and offers the benefits of digital processing to stations with a modest budget.

Optimod-FM 8200 Signature Series is an upgraded version of the Optimod-FM 8200, Orban's widely used digital processor, which was first introduced in 1991.

Other Optimod-FM Products include the 8218, a digital FM stereo encoder, and the 8200ST studio chassis.

CRL Amigo-FM is a complete "one box" audio processing solution for small to mid-size radio stations on a tight budget.

Other CRL FM Products include the Millenium, a complete digital audio processor, the SG-800A Stereo Generator and the SCA-300B Subcarrier Generator.


AM SERIES

Optimod-AM 9200 is our top of the line digital audio processor for monaural AM radio stations throughout the world.

Optimod-HF 9200 is a complete digital audio processor designed for the demanding requirements of short-wave broadcasting and "all-talk" AM radio stations that are experiencing nighttime interference problems.

Optimod-AM 9100B2 is a complete audio processor for stereo AM radio stations.

CRL Amigo-AM is complete audio processing solution for small to mid-size radio stations on a tight budget.

Other CRL AM Products include the AM-4 Monaural audio processing system and the MBL-100.

TELEVISION SERIES

Optimod-TV 6200 is our top of the line digital audio processor for 2-channel (left and right audio channels) digital television transmissions
(DTV). It is compatible with all digital television applications, including conventional land-based, cable or satellite distribution of mono, two-channel or Dolby Surround Sound programs.

Optimod-TV 8282 is a digital audio processor designed for television audio, whether mono, stereo or dual-language, and is compatible with all monaural and stereo broadcast systems.

Other Optimod-TV Products include the Optimod-TV 8182A, an analog audio processor for both stereo and monaural television, the Optimod-TV 8185A, a television stereo generator, the Optimod-TV 8182A SAP Generator (Secondary Audio Program, primarily designed for public second language usage), the Optimod-TV 8185A PRO Generator (PROfessional channel for non-public use) and the 275A Automatic Stereo Synthesizer which improves the sound of mono programs when heard on stereo or surround TV systems.

CRL TVS Processors include the TVS-3001, a top of the line stereo television processor, the TVS-3003, a stereo TV generator, the TVS-3004, a Professional Channel (PRO) subcarrier generator and the TVS-3005, a secondary audio program (SAP) channel generator.

CRL Amigo-TV is a complete audio processing solution for a variety of monaural television applications.


OTHER PRODUCTS

Optimod 6200S is our top of the line digital audio processor for Internet Webcasters.

Optimod-DAB 6200 is the first audio processor designed specifically for digital radio broadcasting (DAB).

Audicy brand. Orban manufactures and sells digital audio production and video post-production workstations under the AUDICY brand. The workstations feature a very easy to learn set of controls and features to reduce our customer's training costs.

OptiCodec brand. We announced the introduction of a new line of codecs in October 2000, which are being sold under the OptiCodec brand. Codec is a word coined from the verbs "enCOde" and DECode" and stands for a technology utilized in the transfer of digital data. The OptiCodecs will allow our customers to send high quality digital audio over the Internet, computer networks and special ISDN telephone lines (ISDN stands for Integrated Services Digital Network).

Other CRL and Orban Products include stereo and mono gain controllers, stereo spatial enhancers, test and analysis tools, studio chassis, and other products related to the audio processing equipment.

CIRCUIT RESEARCH LABS, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATIONS

The following tables set forth financial information for each of the four quarters of the year ended December 31, 2000 and for the years ended December 31, 2000 and 1999.

                                          2000 Quarters Ended
                             March 31       June 30  September 30   December 31

Net sales                    $208,068    $1,039,679    $3,111,152    $3,176,071
Other income                   16,211           736           234           989
                               ------           ---           ---           ---

Total revenues               $224,279    $1,040,415    $3,111,386    $3,177,060
                              =======     =========     =========     =========

Gross profit on net sales    $117,081      $483,604    $1,474,229    $1,117,406
Gross profit percent            56%           47%           47%           35%

Net loss                    ($206,848)    ($455,233)    ($500,110)    ($820,870)

Net loss percent of
  net sales                     99%           44%           16%           26%

Loss per share - basic and
  diluted                     ($0.17)       ($0.29)       ($0.24)       ($0.37)



                                          Years Ended December 31
                                               2000          1999

Net sales                                $7,534,970    $1,016,807
Other income                                 18,170        38,078
                                             ------        ------

Total revenues                           $7,553,140    $1,054,885
                                          =========     =========

Gross profit on net sales                $3,192,320      $775,511
Gross profit percent                          42%           76%

EBITDA (1)                                 (340,513)     (264,446)
Net loss                                ($1,983,061)    ($260,229)

Net loss  percent of net sales                26%           26%
Loss income per share - basic and
diluted                                     ($1.12)       ($0.57)

(1) EBITDA is defined as operating loss plus depreciation and amortization.


On May 31, 2000 the Company acquired the net assets of Orban, Inc., which
were $5,134,000 at December 31, 1999.   The net assets of the Company at
December 31, 1999 were $1,684,000. The revenues for Orban for the year ended December 31, 1999 as reported in the 8-K/A filed November 21, 2000 were $12.4 million compared to revenues for the Company for the same period of $1.0 million. Accordingly, due to the consolidation of Orban's operations into the Company's beginning May 31, 2000, period to period comparisons of results of operations may not be meaningful.

Net sales in 2000 were $7.5 million compared to $1.0 million for 1999. Included in the net sales for 2000 are $6.8 million in revenues for the sale of Orban products for the seven months ended December 31, 2000.
Sales under the CRL division decreased by 30% due to a slow down in demand for the division's audio processing equipment, in both the domestic and international markets.

Cost of goods sold in 2000 was $4.3 million compared to $241,000 in 1999 and gross profit in 2000 was $3.2 million compared to $776,000 in 1999.
Each of these increases was attributable to the Company's acquisition of the Orban assets on May 31, 2000. Gross profit as a percentage of revenues decreased to 42% in 2000 as compared to 76% in 1999. The decrease is a result of valuation reserves placed on inventory held at the CRL division in 1998 and that Orban products generally have lower margins. In the fourth quarter of 1999, $303,000 in valuation reserves was reversed once the Company resumed production and certain inventory items reserved for at December 31, 1998 were sold. This led to an unusually high margin in 1999 compared to previous years. In addition, ninety percent of the current year sales were attributable to Orban products, which have historically had lower gross profit percentages than products from the CRL division.

Selling, general and administrative expense ("SG&A") in 2000 was $2,480,000 an increase of 204% over the $817,000 reported in 1999. As a percentage of net revenue, SG&A decreased from 80% in 1999 to 33% in 2000. The increase in SG&A expense is due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increase in revenues following our acquisition of the Orban assets. The fixed component of SG&A has also increased due to the additional personnel in sales and marketing and administration and cost related to operating the Orban business following the May 31, 2000 acquisition.

Research and development expense was $1,052,000 in 2000, an increase of 372% over $223,000 in 1999. The increase resulted from both an increase in the number of engineering staff at CRL and research and development activities at Orban, which we continued at pre-acquisition levels.

Other expense for the year ended December 31, 2000 was $759,000, of which $638,000 represents interest and fees paid to Harman in connection with the seller carry-back loan that financed a portion of our purchase cost for the Orban assets. In 1999, CRL did not incur any interest expense.

Operationally, the Company is reporting a $341,000 loss before interest, taxes, depreciation and amortization (EBITDA) that represents 17% of the net loss of $1,963,000 in 2000 as compared to 1999 where the negative EBITDA of $264,000 represented 102% of the $260,000 net loss. This is primarily due to the amortization of goodwill and the interest expense incurred by acquisition of Orban

FINANCIAL POSITION

Net cash provided from operating activities in 2000 was $346,000 as compared to a use of cash by operating activities of $673,000 during 1999. The difference is primarily accounted for as a result of the increase in non- cash expense items of depreciation and amortization and the Company's increase in payables.

Net cash used in investing activities of ($2,235,000) primarily reflects cash used for the acquisition of Orban in 2000. In 1999, the net cash used primarily reflects capital expenditures and equity investments.

Net cash provided by financing activities was $ 2,099,000 in 2000 and included proceeds from the issuance of common stock related to the private placement and proceeds from debt.

WORKING CAPITAL

Working capital at December 31, 2000 was $2.4 million compared to $945,000 at December 31, 1999.

During the fiscal year ending December 31, 2001, the Company's principal working capital requirements are to pay normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows. In addition, the company has $483,000 of current portion of long-term debt due by December 31, 2001. The Company's president, Mr. Charles Jayson Brentlinger has committed to exercising his options if necessary in order to satisfy the current portion of the long-term debt, if operating cash flows are inadequate.

CIRCUIT RESEARCH LABS, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 1999 AND 1998

RESULTS OF OPERATIONS
The following tables set forth financial information for each of the four quarters of the year ended December 31, 1999 and for the years ended December 31, 1999 and 1998.


                                          1999 Quarters Ended
                             March 31       June 30  September 30   December 31

Net sales                    $374,293      $274,683      $196,000      $171,831
Other income                   13,608         6,619         7,795        10,056
                               ------         -----         -----        ------

Total revenues               $387,901      $281,302      $203,795      $181,887
                              =======       =======       =======       =======

Gross profit on net sales    $130,626       $64,031       $88,486      $492,368
Gross profit percent            35%           23%           45%           287%

Net (loss) income           $(170,524)     $(56,295)    $(134,273)     $100,863

Net (loss) income
  percent of net sales         (46%)         (20%)         (69%)          59%

(Loss) income per share
  basic and diluted           $(.42)        $(.14)        $(.33)        $.17

                                          Years Ended December 31
                                             1999          1998

Net sales                                $1,016,807    $1,516,613
Other income                                 38,078     1,033,940
                                          ---------     ---------

Total revenues                           $1,054,885    $2,550,553
                                          =========     =========

Gross profit on net sales                  $775,511      $247,528
Gross profit percent                          76%           16%
EBITDA (1)                                $(264,446)    $(780,509)
Net (loss) income                         $(260,229)       $9,011
Net (loss) income
  percent of net sales                       (26%)          .1%
(Loss) income per share
  basic and diluted                         $(.57)        $ .02

(1) EBITDA is defined as operating loss plus depreciation and amortization.

The primary factor affecting the results of the Company's 1999 operations compared to 1998 was the Board of Directors' proposed dissolution of the Company. Production was stopped and personnel were terminated in anticipation of the dissolution. Following the sale of stock on September 30,1999 to Charles Jayson Brentlinger, the Board of Directors voted not to dissolve the corporation, production was resumed and new personnel were hired. The decrease in sales was a direct result of customers not buying the Company's products due to the proposed dissolution. Net sales in 1999 decreased 33% to $1,017,000 as compared to $1,517,000 for 1998.

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

This document includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1996. Management's anticipation of future events is based upon assumptions regarding levels of competition, research and development results, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

INDEPENDENT AUDITOR'S REPORT

Board of Director's and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Circuit Reseach Labs, Inc and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for the year then ended in conformity with accepted accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

April 16, 2001

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS (Note 4)                                  2000         1999

CURRENT ASSETS:
    Cash                                       $272,203      $62,597
    Securities available-for-sale                     0      383,905
    Accounts receivable, less allowance
      for doubtful accounts of
      $15,000 in 2000 and $9,700 in 1999      1,002,061       47,662
    Inventories (Note 2)                      3,258,683      561,205
    Prepaid expenses and other                  156,008       40,219
    Advances to shareholders                     21,654            0
                                              ---------    ---------
          Total current assets                4,710,609    1,095,588

PROPERTY, PLANT AND EQUIPMENT - Net (Note 3)  1,809,355      440,888
DEFERRED ACQUISITION COSTS                            0      298,215
OTHER ASSETS                                     39,000
GOODWILL (Net of Amortization of $615,908)    6,774,984            0
                                              ---------    ---------

TOTAL                                       $13,333,948   $1,834,691
                                             ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                           $836,965      $70,732
    Accrued salaries and benefits               283,226       34,684
    Accrued professional fees                   100,198       30,933
    Customer deposits                           275,502        3,623
    Other accrued expenses and liabilities      282,912       10,507
    Due to shareholders                          25,000            0
    Current portion of long-term debt (Note 4)  483,280            0
                                                -------      -------
          Total current liabilities           2,287,083      150,479

LONG-TERM DEBT, LESS CURRENT PORTION(NOTE 4)  8,738,466            0
                                              ---------      -------
         Total liabilities                  $11,025,549     $150,479

STOCKHOLDERS' EQUITY (Notes 4,5 and 6):
 Preferred stock, $100 par value - authorized, 500,000 shares,
    None issued
 Common stock, $.10 par value - authorized, 20,000,000 shares
    2,269,522 shares issued                     226,952       59,768
 Additional paid-in capital                   4,077,538    1,637,474
 Deficit                                     (1,996,091)     (13,030)
         Total stockholders' equity           2,308,399    1,684,212
                                              ---------    ---------
TOTAL                                       $13,333,948   $1,834,691
                                             ==========    =========

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                 2000         1999

NET SALES (Note 8)                           $7,534,970   $1,016,807
COST OF GOODS SOLD                            4,342,650      241,296
                                              ---------    ---------

Gross profit                                  3,192,320      775,511
                                              ---------      -------

OPERATING EXPENSES:
    Selling, general and administrative       2,480,337      816,516
    Research and development                  1,052,496      223,441
    Depreciation                                267,581       33,861
    Amortization                                615,908
                                              ---------    ---------
Total operating expenses                      4,416,322    1,073,818
                                              ---------    ---------

LOSS FROM OPERATIONS                         (1,224,002)    (298,307)
                                              ---------      -------

OTHER (INCOME) EXPENSE:
   Interest and other income                    (18,170)     (38,078)
   Interest and other expense                   777,229            0
                                                -------       ------

Total other income (expense)                    759,059      (38,078)
                                                -------       ------

LOSS BEFORE INCOME TAX                       (1,983,061)    (260,229)

INCOME TAX (Note 7):                                  0            0
                                              ---------      -------
NET LOSS                                    ($1,983,061)   ($260,229)
                                              =========      =======

NET LOSS PER COMMON SHARE - BASIC AND DILUTED  ($1.12)       ($0.57)


See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                        Common Stock        Additional     Retained
                                            Paid-in          Earnings
Treasury
                    Shares      $ Amount     Capital          (Deficit)
Stock               Total

BALANCE,
  January 1,1999    597,682   59,768  1,247,240     247,199 181,640   1,372,567

Sale of treasury stock                  390,234             181,640     571,874

Net loss                               (260,229)           (260,229)
                    -------   ------    -------     ------- -------     -------

BALANCE,
  December 31,1999  597,682   59,768  1,637,474     (13,030)      0   1,684,212


Issuance of
common shares       612,079   61,208  1,496,040                       1,557,248

Issuance of
Warrants                              1,050,000                       1,050,000

Stock Dividend    1,059,761  105,976   (105,976)


Net loss                             (1,983,061)                     (1,983,061)
                    -------   ------  ---------     ------- -------  ---------

BALANCE,
  December 31,
    2000          2,269,522 $226,952 $4,077,538 ($1,996,091)     $0  $2,308,399
                  ========= ======== ==========  ==========      ==  ==========



 See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000         1999

OPERATING ACTIVITIES:
Net loss                                    ($1,983,061)   ($260,229)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization              883,489       33,861
     Loss on disposal assets                                   5,930
Decrease  in inventory reserves                 (56,258)    (317,122)
Changes in assets and liabilities:
     Accounts receivable                        110,653       40,280
     Inventories                                136,513      140,284
     Prepaid expenses and other                 256,974       29,343
     Deferred acquisition costs                              298,215
     Accounts payable and other
       accrued expenses                         997,594       11,472
                                                -------       ------
           Net cash provided by (used in)
             operating activities               345,904     (673,082)

INVESTING ACTIVITIES:
     Capital expenditures                       (32,316)     (51,942)
     Purchase of securities                                 (870,198)
     Proceeds from sale or maturity of
       securities                               383,905      973,254
     Purchase of net assets of Orban,Inc.    (2,586,881)           0
                                              ---------      -------

           Net cash (used in) provided by
             investing activities            (2,235,292)      51,114

FINANCING ACTIVITIES:
     Proceeds from debt                         430,341
     Principal payments on long-term debt       (11,095)     (16,000)
     Proceeds from shareholders                 122,500
     Proceeds from sale of common stock       1,557,248
     Sale of treasury stock                           0      571,874
                                              ---------      -------

           Net cash provided by
             financing activities             2,098,994      555,874
                                              ---------      -------

           NET (DECREASE) INCREASE IN CASH      209,606      (66,094)

CASH, BEGINNING OF YEAR                          62,597      128,691
                                                -------      -------
CASH, END OF YEAR                              $272,203      $62,597
                                                =======      =======

SUPLEMENTAL CASH FLOW INFORMATION
           Cash paid for interest              $774,829      $19,156

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                    2000           1999
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Purchase of net assets of Orban, Inc.:
      Fair value of net assets acquired,
        including goodwill                      $12,640,096
      Debt issued to seller                      (8,500,000)
      Fair values of warrants issued to seller   (1,050,000)
      Debt issued to stockholder                   (205,000)
      Costs paid in 1999                           (298,215)
                                                  ---------
      Cash and costs paid                        $2,586,881
                                                  =========

   Unrealized appreciation of securities
     available-for-sale                                          $9,074
                                                                  =====

See accompanying notes to consolidated condensed financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

Circuit Research Labs, Inc. ("CRL") manufactures and sells audio processing to radio and television stations.

Principles of Consolidation - The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries: CRL Systems, Inc. and CRL International, Inc. (collectively, the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. Including the $500,000 non-refundable deposit previously paid to Orban, the total stated purchase price was $10.5 million. In addition to the stated purchase price, CRL issued to Orban, Inc. warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants were valued at $1,050,000 at the time of the purchase to be part of the total purchase price of $11,550,000. As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and operates a portion of it business under the "Orban" trade name.

The acquisition has been accounted for as a purchase and accordingly the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $7.1 million is being amortized over 7 years. After the acquisition the majority of the Company's revenues are derived from the sale of Orban products. Sale of Orban Products totalled $6,770,000 during the seven months ended December 31, 2000.

The following un-audited pro-forma summary combines the consolidated results of operations of Circuit Research Labs and Orban as if the acquisition had occurred on January 1 of that period after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, corporate general and administrative expenses, and income taxes. This pro-forma summary is not necessarily indicative of the results of operations that would have occurred if Circuit Research Labs and Orban had been combined during such periods. Moreover, the pro-forma summary is not intended to be indicative of the results of operations to be attained in the future.


                                      Twelve Months Ended
                                          December 31
                                  2000                  1999

Net revenues                  $12,530,000           $13,385,000
Net loss                      $(1,372,000)          $(1,799,000)
Net loss per common share        $(.77)                $(1.05)

Significant accounting policies are as follows:

a. Securities available-for-sale are securities being held for indefinite periods of time, including securities that management intends to use for liquidity needs or that may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value, with the net, after-tax unrealized gain or loss recorded as a separate component of stockholders' equity with no effect on current results of operations. Realized gains and losses are included in other income and are computed using specific identification. The fair value of the Company's securities is estimated based on quoted market prices for those or similar instruments. Marketable securities at December 31, 2000 and 1999 were 0 and $383,905 respectively

b. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

c. Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 2 to 5 years for furniture, fixtures, machinery and equipment, and 31.5 years for building and improvements.

d. Deferred acquisition costs as of December 31, 1999, are the total costs deferred relating to the Orban acquisition totalling $298,215, including a $250,000 non-refundable deposit. There are no costs deferred as of December 31, 2000.

e. Long-lived assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

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

j Income (loss) per share - SFAS No. 128. "Earnings Per Share, " requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between numerators and denominators of basic and diluted earnings per share calculations. Loss per share amounts for the years ended December 31, 2000 and 1999 are calculated using only weighted average outstanding shares of 1,770,265 and 916,940 respectively. Options and warrants to purchase 1,026,500 and 1,708,158 shares respectively, of common stock for the year ended December 31, 2000 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase 1,342,500 shares of common stock for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive.

k. New accounting pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 and its related amendments and interpretations, which will be effective for the Company's financial statements as of January 1, 2001, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard will not have a significant impact on the company's consolidated results of operations, financial statements material effect position or cash flows.

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

m. Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the classifications used in 2000.

2. INVENTORIES

Inventories consist of the following at December 31:
                                                 2000        1999

Raw materials and supplies                   $2,062,311    $344,116
Work in process                               1,262,536     214,933
Finished goods                                  774,836     382,156
                                              ---------     -------
Total                                         4,099,683     941,205
Less obsolescence reserve                       841,000     380,000
                                              ---------     -------
Inventories, net                             $3,258,683    $561,205
                                              =========     =======


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:
                                                 2000        1999

Land                                           $130,869    $130,869
Building and improvements                       874,697     503,000
Furniture and fixtures                          927,227     285,167
Machinery and equipment                       1,135,395     518,272
                                              ---------   ---------
                                              3,068,188   1,437,308

Less accumulated depreciation                 1,258,833     996,420
                                              ---------    --------
Property, plant and equipment - net          $1,809,355    $440,888


4. LONG-TERM DEBT2
Long term-debt at December 31, 2000 consisted of the following:

Orban, Inc. Tranche A Note                   $5,000,000
Orban, Inc. Tranche B Note                    3,500,000
Note to shareholder                             193,859
Note to shareholder                              97,500
Mortgage note                                   362,000
Employee note                                    68,387
                                              ---------
Total long-term debt                         $9,221,746
Less current portion                            483,280
                                              ---------
Total long-term debt, less current portion   $8,738,466
                                              =========

In conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc., CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to
CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note,
in the amount of $5,000,000, bears interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a
balloon  payment  of $3,000,000 due on March 31, 2003..   The  Tranche  B
Note, in the amount of $3,500,000, bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are secured by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". In addition, all proceeds of future debt or equity transactions or sales of assets are to be first applied to the remaining balance due on the notes.

The Company has received several extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Orban, Inc. extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note has subsequently been extended several times without fees or other significant changes to the original terms of the note and is now due in full April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, has been extended to September 30, 2001 with the remaining principal due in full April 30, 2002. Interest only payments are payable monthly for both notes.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a shareholder, the total of which is included in the current portion of long-term debt at December 31, 2000. The note is due to May 14,, 2001 and accrues interest of 7.5 percent per annum starting at the original date of the note of June 21, 2000, which is paid at the time of maturity.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years.

During the second quarter of 2000, the Company's President, Charles Jayson Brentlinger loaned the Company $195,000 in a short-term non-interest bearing advance. On November 30, 2000 Mr. Brentlinger converted his loan to the Company to purchase 156,000 shares of the Company's common stock for $1.25 per share under the 1999 stock purchase agreement between him and the Company.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at 15.25 percent per annum, payable monthly, and the full principal balance was to be paid on November 30, 2000. Prior to the December 2000 extended maturity date, the Company refinanced into two new mortgage agreements for $300,000 and $62,000. The notes bear interest at
11.75  percent  per  annum  and  14.75 percent  per  annum  respectively.
Principal and interest payments are payable monthly for both notes commencing in February 2001 using a 12-year amortization period and requiring a balloon payment at the end of the five-year term.

On June 12, 2000 the Company entered into a promissory note for $68,387 from an employee. The note bears interest at 12 percent per annum. All principal and interest was due September 12, 2000; however, the maturity date has been extended to June 30, 2001. The note is unsecured.

The following represents the principal maturities for the five years subsequent to December 31, 2000:

  2001             $483,280
  2002            5,316,566
  2003            3,072,546
  2004               54,958
  2005               22,764
Thereafter          271,632
                  ---------
      Total      $9,221,746
                  =========


5. STOCKHOLDERS'  EQUITY

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

During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 708,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty-day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of Company's common stock and one
Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of Company's common stock. As of December 31,2000, none of the warrants have been exercised.

6. STOCK OPTIONS

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 120,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options are typically exercisable upon the grant date for up to 3 years at a price equal to 100% of the fair market value at the date of grant. There are no options outstanding under this plan at December 31, 2000.

In September 1999, the Company entered into two stock agreements with its President, Charles Jayson Brentlinger. The first, pursuant to the terms of the Stock Purchase Agreement, required the President to purchase 342,500 shares of the Company's common stock at $1.25 per share within 1 year. Prior to such date, he purchased 160,000 shares under the agreement. On October 20, 2000, the purchase date was extended to December 31, 2000. As of December 31, 2000 he remained obligated to purchase 26,500 shares on or before December 31, 2000 for a total price of $33,125. In consideration of the cash advances received from the President to the Company the Board of Directors issued a resolution extending the terms of the stock purchase agreement to February 8, 2001 at which time he fulfilled his entire obligation. The Company's President, Mr. Brentlinger, has committed to exercising his options, if necessary, in order to satisfy the current portion of the long-term debt, if operating cash flows are inadequate.

The second was a grant of stock options, which vested immediately, for options to purchase 1,000,000 shares over the next 5 years for $1.25 per share.
No options have been exercised under this grant.


7. INCOME TAXES

The principal reasons for the difference between the income tax benefit provision and the amounts computed by applying the statutory income tax rates to loss for the years ended December 31, are as follows:

                                                2000           1999

Federal tax at statutory rates               ($674,200)      ($88,500)
State tax at statutory rates                  (119,000)       (15,600)
Officer's life insurance proceeds                    0        (13,200)
Officer's life insurance                             0          1,600
Increase in valuation allowance                793,200        115,700
                                               -------        -------
Total                                               $0             $0
                                                    ==             ==

At December 31, deferred taxes represent the tax effect of temporary differences related to:
                                                2000           1999
Current deferred taxes:
Inventory capitalization                      $138,400        $89,200
Prepaid expenses                                (4,800)       (13,100)
Inventory obsolescence reserve                 336,200        151,900
Allowance for doubtful accounts                  6,100          3,800
Warranty and other accruals                     99,300              0
Deferred tax valuation allowance              (575,200)      (231,800)
                                               -------        -------
Total                                               $0             $0
                                                    ==             ==

Non-current deferred taxes:
Goodwill amortization                         $131,400             $0
Depreciation and amortization                  (61,200)       (25,900)
Operating loss carry forward                   846,000        446,300
Other                                                0         46,000
Federal general business credit carry forward   65,400         65,400
Deferred tax valuation allowance              (981,600)      (531,800)
                                               -------        -------
Total                                               $0             $0
                                                    ==             ==

At December 31, 2000, a valuation allowance totaling $ 1,556,800 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $2,115,000 which expire through 2020, are available for federal income tax purposes.

8. SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

The company engages in business activities, which manufactures and distributes audio processing as well as Radio and TV studio equipment. The company's primary end user market is Radio and TV stations and also the Internet market. The chief operating decision makers are provided information about revenues generated by product line, with all products having similar production processes, customers and distribution channels. The company's long-lived assets are all located in the United States.

Sales during the years ended December 31, 2000 and 1999 were conducted primarily through wholesale distributors and dealers. In 2000 approximately 33% of the net sales where generated from one wholesale distributor while in 1999 there were no wholesale distributors that accounted for 10% or more of net sales.

International sales in 2000 and 1999 totalled approximately $3,148,000 and $501,000, respectively. Foreign sales are made through the Company's wholly-owned foreign sales corporation CRL International, Inc. The Company requires that all export sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 2000 or 1999.

The Company's export sales by region are as follows:

Region                          2000      %          1999      %

Europe                     $1,679,659   53%        $42,000    8%
Pacific Rim                   731,994   23         253,000   50
Latin and South America       527,618   17          23,000    5
Canada and Mexico             179,339    6          94,000   19
Other                          27,408    1          89,000   18
                              -------  ---         -------  ---
Total                      $3,148,017  100%       $501,000  100%
                            =========  ===         =======  ===


9.  EMPLOYEE BENEFIT PLAN

As of January 1, 1991, the Company adopted a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company will match 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $35,063 and $16,480 in 2000 and 1999, respectively.

Circuit Research Labs, Inc.

STOCK MARKET INFORMATION

The Company's common stock is publicly traded on the OTC Bulletin Board (NASDAQ symbol: CRLI) and commenced trading on November 4, 1983. As of March 30, 2001, there were 2,296,022 shares of common stock issued and outstanding, with an estimated 450 stockholders of record. The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers Automated Quotations (NASDAQ).


                                         2000 - Quarters Ended

                         March 31        June 30   September 30    December 31
Bid Quotation Range

High                       $15.00         $14.00         $13.50          $9.88
Low                         $2.00          $5.00          $5.88          $4.50


                                         1999 - Quarters Ended

                         March 31        June 30   September 30    December 31
Bid Quotation Range

High                        $2.31          $2.50          $2.50          $2.88
Low                         $1.44          $1.50          $1.50          $1.13


Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


DIVIDENDS

The Company has not paid any dividends on its common stock for the two most recent fiscal years.

Circuit Research Labs, Inc.

                           CORPORATE DIRECTORY

Charles Jayson Brentlinger              Chief Executive
                                        Officer, President and Chairman

Gary D. Clarkson                        Secretary, Treasurer, Vice President
                                        and General Manager

Robert A. Orban                         Director and Chief Engineer

Carl E. Matthusen                       Director

Phillip T. Zeni                         Director

James Seemiller                         Chief Financial Officer and Vice
                                        President of Sales, Marketing and
                                        New Business Development

Greg J. Ogonowski                       Vice President of
                                        New Product Development

William R. Devitt                       Vice President of Manufacturing
                                        and Production

                          CORPORATE INFORMATION
                         Corporate Headquarters:
                       Circuit Research Labs, Inc.
                         2522 West Geneva Drive
                          Tempe, Arizona  85282

Transfer Agent and Registrar:                Independent Auditors:
  Computershare Investor Services              Deloitte & Touche LLP
  2 North LaSalle Street                       2901 North Central Avenue
  Chicago, Illinois 60602                      Suite 1200
                                               Phoenix, Arizona 85012

Corporate Counsel:
  John L. Hay, Esquire
  Gust Rosenfeld P.L.C.
  201 N. Central Ave., Suite 330
  Phoenix, AZ  85073-3300

Additional Information:

A copy of Circuit Research Labs, Inc.'s current Form 10-KSB has been filed with the Securities and Exchange Commission and is available on request without charge by writing to the Company's corporate headquarters and marked: Attention: Investor Relations.

                                   Exhibit 4.2
                         Form of Stock Purchase Warrant

CLASS A WARRANT NO.____

NO SALE, TRANSFER, PLEDGE OR OTHER DISPOSITION OF THIS WARRANT OR THE SHARES PURCHASABLE HEREUNDER SHALL BE MADE EXCEPT PURSUANT TO REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN OPINION OF COUNSEL SATISFACTORY TO THE ISSUER THAT REGISTRATION IS NOT REQUIRED.

WARRANT TO PURCHASE UNITS CONSISTING OF COMMON STOCK AND CLASS B WARRANTS IN
                           CIRCUIT RESEARCH LABS, INC.
                             ISSUED MAY 31, 2000 TO:
                            _________________________
                            Initial Registered Owner
            FOR THE FOLLOWING NUMBER OF UNITS (AS HEREAFTER DEFINED)
                      _____________________________________

   THIS CERTIFIES that, for value received, the Initial Registered Owner, or registered assigns, (the "Holder") is entitled, subject to the terms and conditions set forth in this Warrant, to purchase from Circuit Research Labs, Inc., an Arizona corporation (the "Company"), up to that number of Units set forth above, each Unit consisting of one fully paid and nonassessable share of common stock of the Company (the "Common Stock"), and one Class B Warrant entitling the holder to purchase at the time and for the price set forth in the Class B Warrant, one additional share of common stock of the Company.

   The purchase price on exercise of this Class A Warrant shall be $3.50 per Unit. This Class A Warrant may be exercised only commencing on the effective date of a Registration Statement registering for sale under the Securities Act of 1933, as amended (the "Securities Act") the shares of common stock issuable upon exercise of this Class A Warrant, and for sixty days thereafter. If this Class A Warrant is not exercised within the sixty day period, it will expire. The Company shall notify the registered holder of this Class A Warrant of the date on which the registration is effective and the sixty day period begins to run. This Warrant is issued pursuant to a Subscription Agreement and Letter of Investment Intent between the original Holder and the Company and is subject to all the terms included therein.

   Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.00 per share (the "B Warrants") one share of Common Stock of the Company and one Class C Warrant. Each Class B Warrant may be exercised for a sixty day period commencing on the later of: the issue date of the Class B Warrant; or the effective date of a Registration Statement registering for sale under the Securities Act the shares of Common Stock issuable upon exercise of such warrant (the "B Warrant Stock"). The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised.

   Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $4.50 per share (the "C Warrants") one share of Common Stock of the Company and one Class D Warrant. Each Class C Warrant may be exercised for a sixty day period commencing on the later of: the issue date of the Class C Warrant; or the effective date of a Registration Statement registering for sale under the Securities Act the shares of Common Stock issuable upon exercise of such warrant (the "C Warrant Stock"). The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised.

   Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $5.00 per share (the "D Warrants") one share of Common Stock of the Company. Each Class D Warrant may be exercised for a sixty day period commencing on the later of: the issue date of the Class D Warrant; or the effective date of a Registration Statement registering for sale under the Securities Act the shares of Common Stock issuable upon exercise of such warrant (the "D Warrant Stock").

1. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share), by the presentation and surrender of this Warrant with the form of Election to Purchase (which form shall be transmitted to the holder by the Company with the notification of the date on which this Warrant shall be exercisable) duly executed, at the principal office of the Company (or at such other address as the Company may designate by notice in writing to the holder hereof at the address of such holder appearing on the books of the Company), and upon payment to the Company of the purchase price by certified or bank cashier's check. The Class B Warrants and the shares of Common Stock so purchased shall be deemed to be issued to the holder hereof as of the close of business on the date on which this Warrant shall have been surrendered and payment made for such shares. Certificates for the shares of Common Stock so purchased shall be delivered or mailed to the holder promptly after this Warrant has expired or has been exercised in full. If this Warrant is not exercised with respect to the full amount of the Units which the Holder hereof may purchase, the Holder may exercise this Warrant for some or all of the remaining Units at any time prior to the expiration date of this Warrant.

2. Nothing contained herein shall be construed to confer upon the holder of this Warrant, as such, any of the rights of a shareholder of the Company.

3. The Company shall not issue certificates representing fractions of shares of Common Stock upon the exercise of this Warrant.

4. Subject to the limitations on transfer imposed by the operation of state and federal securities laws, this Warrant is exchangeable, upon its surrender by the holder at the office of the Company referred to in Section 1 above, for new warrants (containing the same terms as this Warrant) each representing the right to purchase such number of Units as shall be designated by such holder at the time of such surrender (but not exceeding in the aggregate the remaining number of Units which may be purchased hereunder). Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and upon delivery of a bond of indemnity satisfactory to the Company (or, in the case of mutilation, upon surrender of this Warrant), the Company will issue to the holder a replacement warrant (containing the same terms as this Warrant). As used herein, "Warrant" shall include all new warrants issued in exchange for or replacement of this Warrant.

5. If the Company shall pay a dividend in shares of its Common Shares, subdivide (split) its outstanding shares of Common Stock, combine (reverse split) its outstanding shares of Common Stock, issue by reclassification of its shares of Common Stock any shares or other securities of the Company, or distribute to holders of its Common Stock any securities of the Company or of another entity, the number of shares of Common Stock or other securities the holder hereof is entitled to purchase pursuant to this Warrant immediately prior thereto shall be adjusted so that the holder shall be entitled to receive upon exercise the number of shares of Common Stock or other securities which he or she would have owned or would have been entitled to receive after the happening of any of the event described above had this Warrant been exercised immediately prior to the happening of such event, and the exercise price per share shall be correspondingly adjusted; provided, however, that no adjustment in the number of shares and/or the exercise price shall be required unless such adjustment would require an increase or decrease of at least one percent (1%) in such number and/or price; and provided further, however, that any adjustments which by reason of this Section 5 are not required to be made shall be carried forward and taken into account in any subsequent adjustment. An adjustment made pursuant to this Section 5 shall become effective immediately after the record date in the case of the stock dividend or other distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If the Company is consolidated or merged with or into another corporation or if all or substantially all of its assets are conveyed to another corporation this Warrant shall thereafter be exercised for the purchase of the kind and number of shares of stock or other securities or property, if any, receivable upon such consolidation, merger or conveyance by a holder of the number of shares of Common Stock of the Company which could have been purchased on the exercise of this Warrant immediately prior to such consolidation, merger or conveyance; and, in any such case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holder of this Warrant to the end that the provisions set forth herein (including provisions with respect to changes in and other adjustments of the number of shares of Common Stock the holder of this Warrant is entitled to purchase) shall thereafter be applicable, as nearly as possible, in relation to any shares of Common Stock or other securities or other property thereafter deliverable upon the exercise of this Warrant.
Upon any adjustment of the number of shares of Common Stock or other securities the holder of this Warrant is entitled to purchase, and of any change in exercise price per share, then in each such case the Company shall give written notice thereof to the then registered holder of this Warrant at the address of such holder as shown on the books of the Company, which notice shall state such change and set forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

   IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officers on the 31st day of May, 2000.

                                 CIRCUIT RESEARCH LABS, INC.

                                 By
                                   --------------------------------
                                   C. Jayson Brentlinger, President

                            AMENDMENT AND ENDORSEMENT
                                       TO
                                 CLASS A WARRANT

                           CIRCUIT RESEARCH LABS, INC.

                            CLASS A WARRANT NO. ____

                                   REPRESENTS

          TOTAL NUMBER OF UNITS AFTER STOCK DIVIDEND OF AUGUST 15, 2000

                       __________________________________


   THIS CERTIFIES that effective August 15, 2000, Circuit Research Labs, Inc., an Arizona corporation (the "Company") declared a one hundred percent (one for one) stock dividend. As a result, the Class A Warrant to which this Amendment and Endorsement is attached represents the right to purchase, under the terms and conditions set forth in the Warrant, twice the number of Units for which the Warrant dated May 31, 2000 was originally issued. The new number of Units for which the Warrant was issued is set forth above.

   Effective August 15, 2000, the exercise price for a Class A Warrant will be $1.75 per Unit. The exercise price for a Class B Warrant will be $2.00 per unit. The exercise price for a Class C Warrant shall be $2.25 per Unit. The exercise price for a Class D Warrant will be $2.50 per share. None of the other terms of the warrants have been changed. The times during which any warrants may be exercised are unchanged.

   This Amendment and Endorsement should be attached to and kept with the Class A Warrant to which it applies.


DATED this 15th day of August, 2000.

                                 CIRCUIT RESEARCH LABS, INC.


                                 By
                                   --------------------------------
                                   C. Jayson Brentlinger, President



                                  Exhibit 10.4
                Employment Agreement dated June 23, 1999 between
                        Gary D. Clarkson and the Company

                              EMPLOYMENT AGREEMENT

   This Agreement is made June 23, 1999 by and between Circuit Research Labs, Inc., an Arizona corporation ("Corporation"), and Gary D. Clarkson ("Employee").
   WHEREAS, the Corporation desires to retain the services of the Employee in the capacity of its Advanced Products Engineer.
NOW THEREFORE, IT IS AGREED AS FOLLOWS:
Section 1. Employment. The Corporation agrees to employ the Employee and the Employee agrees to accept the employment described in this Agreement.
Section 2. Duties. The Employee shall serve as Advanced Products Engineer of the Corporation, with such duties as are customarily associated with such position. The Employee shall have the following additional duties:
1. The Employee possesses extensive knowledge of the Company's products, policies and company operations, dealers, manufacturing and production, and computer operations. The Employee shall use his best efforts to convey all of this information to the Company and it's officers and employees.

2. The Employee shall continue to serve as the Company's network administrator.
3. The Employee shall continue to serve as the Company's 401k Trustee.
4. The Employee shall continue to serve as a member of the Company's Board of Directors if requested by the Chairman.
5. The Employee shall perform any other duties that are agreed to by the Employee and the Chairman.
Section 3. Extent of Services. The Employee shall devote substantially all of his working time, attention, and energies to the performance of his duties.
The Employee shall at all times faithfully and to the best of his ability perform his duties under this Agreement. The duties shall be rendered at the Corporation's office in Tempe, Arizona, and at such temporary locations as assigned by the President for the purpose of installing equipment sold by the Corporation.
Section 4. Term. The term of this Agreement shall begin on June 1999, and shall continue for a three year period. The parties presently anticipate that the employment relationship may continue beyond this three-year term. This Agreement shall not give the Employee any enforceable right to employment beyond this term.
Section 5.  Compensation.
5.1 Base Compensation. The Employee will receive a base salary of $66,456 per year, payable in accordance with the Corporation's standard payroll procedures. The Employee is eligible for performance-based bonuses, but there is no assurance or expectation that bonuses will be paid. Bonuses will be paid, if at all, in the sole discretion of the Board of Directors.
5.2 Benefits. The Employee shall receive medical and dental insurance and all other fringe benefits provided to full-time employees of the Corporation. The Employee shall receive Six (6) weeks of paid vacation per year.
5.3 Expenses. The Corporation shall reimburse the Employee for reasonable out-of-pocket expenses incurred by the Employee in fulfilling his duties.
The Corporation shall provide the employee with office facilities, equipment, supplies, and staff.
Section 6.  Termination.
6.1 For Cause. The Corporation may terminate the Employee's employment at any time "for cause" with immediate effect upon delivering written notice to the Employee. For purposes of this Agreement, "for cause" shall be limited to:
(a) embezzlement, theft, larceny, material fraud, or other acts of dishonesty;
(b) material violation by employee of any of his obligations under this Agreement; (e) conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime which has or may have a material adverse effect on the Employee's ability to carry out his duties under this Agreement or upon the reputation of the Corporation; (d) repeated insubordination after written warning by the Chair of the board; or (9) material and continuing failure by the Employee to perform the duties described in Section 2 above in quality and professional manner for at least Sixty (60) days after written warning by the board of directors or its Chair. Upon termination for cause, the Corporation's sole and exclusive obligation will be to pay the Employee his compensation earned through the date of termination, and the Employee shall not be entitled to any compensation after the date of termination.
6.2 Upon Death. In the event of the Employee's death during the term of this Agreement, the Corporation's sole and exclusive obligation will be to pay to the Employee's estate the Employee's compensation earned through the date of death.
6.3 Upon Disability. The Corporation may terminate the Employee's employment upon the Employee's total disability. The Employee shall be deemed to be totally disabled if he is unable to perform his duties under this Agreement by reason of mental or physical illness or accident for a period of three consecutive months. Upon termination by reason of the Employee's disability, the Corporation's sole and exclusive obligation will be to pay the Employee under the Corporation's disability policy or his compensation for one year following such termination, whichever is greater.
6.4 Without Cause. If the Corporation terminates Employee without cause, Employee shall receive all compensation and benefits for the full three-year term as set forth in Section 5.
Section 7.  Covenant Not to Compete.
7.1 Covenant. For a period of two years from the Effective Date of this Agreement, and for such period after the two years as the Employee continues to be employed by the Corporation, and for a one year period after the Employee's employment with the Corporation has been terminated by either party, the Employee will not:
7.1.1 enter in to or attempt to enter into the "Restricted Business" (as defined below) in the continental United States:
7.1.2 use contracts, proprietary information, trade secrets, confidential information, customer lists, mailing lists, goodwill, or other intangible property used or useful in connection with the Corporation's business.
7.2 Restricted Business. The term "Restricted Business" means the design and manufacture of audio processing equipment and the design and manufacture of automation equipment for the radio and television broadcast industry. Nevertheless, the Employee may own not more than five percent of the outstanding equity securities of a corporation that is engaged in the Restricted Business if the equity securities are listed for trading on a national stock exchange or are registered under the Securities Exchange Act of 1934.
Section 8. Confidentiality. The Employee acknowledges that he will develop and be exposed to information that is or will be confidential and proprietary to the Corporation. The information includes customer lists, marketing plans, pricing data, product plans, software, and other intangible information.
Such information shall be deemed confidential to the extent not generally known within the trade. The Employee agrees to make use of such information only in the performance of his duties under this Agreement, to maintain such information only in the performance of his duties under this Agreement, to maintain such information in confidence and to disclose the information only to persons with a need to know.
Section 9. Waiver. The waiver by the Corporation of the breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.
Section 10. Notices. Any notices permitted or required under this Agreement shall be deemed given upon the date of personal delivery or forty-eight (48) hours after deposit in the United States mail, postage fully prepaid, return receipt requested, addressed to the Corporation at: 2522 West Geneva Drive, Tempe, Arizona 85282 addressed to the Employee at: (omitted) or any other address as any party may, from time to time, designate by notice given in compliance with this Section.
Section 11. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona.
Section 12. Titles and Captions. All section titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor effect the interpretation of this Agreement.
Section 13. Entire Agreement. This Agreement contains the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.
Section 14. Attorney Fees. In the event an arbitration, suit or action is brought by any party under this Agreement to enforce any of its terms, or in any appeal therefrom, it is agreed that the prevailing party shall be entitled to reasonable attorneys fees to be fixed by the arbitrator, trial court, and or appellate court.
Section 15. Pronouns and Plurals. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular, or plural as the identity of the person or persons may require.
Section 16. Arbitration. If at any time during the term of this Agreement any dispute, difference, or disagreement shall arise upon or in respect of the Agreement, and the meaning and construction hereof, every such dispute, difference, and disagreement shall be referred to a single arbiter agreed upon by the parties, or if no single arbiter can be agreed upon, an arbiter or arbiters shall be selected in accordance with the rules of the American Arbitration Association and such dispute, difference, or disagreement shall be settled by arbitration in accordance with the then prevailing commercial rules of the American Arbitration Association, and judgment upon the award rendered by the arbiter may be entered in any court having jurisdiction thereof.
Section 17. Presumption. This Agreement or any section thereof shall not be construed against any party due to the fact that said Agreement or any section thereof was drafted by said party.
Section 18. Further Action. The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of the Agreement.
Section 19. Parties in Interest. Nothing herein shall be construed to be to the benefit of any third party, nor is it intended that any provision shall be for the benefit of any third party.
Section 20. Separate Counsel. The parties acknowledge that the Corporation has been represented in this transaction by James S. Freedman, that the Employee has not been represented in this transaction by the Corporation's attorneys, and the Employee has been advised that it is important for the Employee to seek separate legal advice and representation in this matter.

Circuit Research Labs, Inc.
An Arizona Corporation

by:  /s/ Erle M. Constable        /s/ Gary D. Clarkson
Erle M. Constable, Director      Gary D. Clarkson, Individually



                                  Exhibit 10.5
Employment Agreement dated May 31, 2000 between Robert A. Orban and the Company

                              EMPLOYMENT AGREEMENT

This Employment Agreement is entered into effective as of May 31, 2000, (the "Effective Date") by and between CIRCUIT RESEARCH LABS, INC., an Arizona corporation (thc "Company"), and ROBERT A. ORBAN ("Orban").

                                    RECITALS
   A. The Company purchased substantially all of the assets of Orban, Inc., a California corporation (the "Seller"), pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), on May 31, 2000 (the "Purchase").
   B The Company desires to obtain the service,, of Orban, on its own behalf and on behalf of all existing and future corporations or other business entities that directly or indirectly control, are controlled by, or are under common control with the Company ("Affiliated Companies"), and Orban desires to render such services, under the terms, and condition, set forth herein.

Accordingly, the parties agree as follows as of the Effective Date:
1. Period Of Employment. The Company hereby employs Orban as an employee of the Company to render services to the Company in the position and with the duties and responsibilities described in Section 2 hereof for the period (the "Period of Employment") commencing on the date of this Agreement and ending upon a (late (the "Termination Date") which is the earlier of (i) the date the Period of Employment is terminated in accordance with Section 4 hereof or (ii) such date after May 31, 2005 as is specified by either party hereto to the other in writing which date must be at least thirty (30) days following the date on which tile notifying party gives such written notice to the other party, which notice may be given with or without cause.
2. Position, Duties, Reporting: Location; Other Activities.
(a) Position, Duties, Reporting. Orban will be employed by the Company as Chief Engineer, Orban Division (or in such other position(s) as the Company will designate to him in writing). Orban will devote his best efforts and his full time and attention to the performance of the services customarily incident to such office and to such other services to the Company, and/or to one or more services to any Affiliated Companies, as may be reasonably requested by the Company. The Company will retain full direction and control of the means and methods by which Orban performs such services and, subject to the provisions of
Section 2(b) hereof, as to the places at which such service, are to be rendered. Orban will report to the President of the Company, or to such other person as the Company may direct, provided that if such person is not an executive officer (Vice President or above) of the Company, Orban will not be required to report to such person unless Orban has so agreed in writing, which agreement he will not unreasonably withhold.
(b) Location. The office of the Company to which Orban will report will be located not more than thirty-five (35) miles from Orban's residence in Belmont, California, except that the Company may direct Orban to perform his duties while physically located at his residence if the Company does not maintain an office within thirty-five (35) miles from such residence location. If the Company does maintain an office in the San Francisco Bay area, it may, subject to such 35-mile maximum limitation, require Orban to be physically present at such office no more than three (3) days per week, with the remainder of his duties to be performed at his residence.
(c) Other Activities. Without the prior written consent of the Company, which will not be unreasonably withheld, during the Period of Employment Orban will not (i) accept any other employment, or (ii) engage directly or indirectly, in any other business activity (whether or not pursued for pecuniary advantage) other than passive investment activity, and reasonable and incidental commercial activity (including such activities as are permitted by Section 3(f) hereof) that are not in derogation or violation of any of his obligations hereunder; provided, however, that "passive investment activity," its used herein, will not include investment in any company engaged in any business activity that is in the reasonable and good final judgment of the Board of Directors of the Company, after reasonable consultation with Orban, competitive with the business engaged in by the Company, which business is described on Exhibit A attached hereto, which Exhibit is incorporated herein by reference, and provided that Orban may purchase up to five percent (5%) of the stock of' any company whose shares are traded on a national securities exchange or trading system.
3. Salary; Bonus; Benefits; Expenses; Parking; Personal Purchases Of Company Products; Personal Use Of Company Equipment; Profit-Sharing; Certain Assets.
(a) Salary and Bonus. In consideration of the services rendered hereunder by Orban, including. without limitation, services to any Affiliated Company, Orban will be paid by the Company an annual gross salary of $178,566.18 (the "Base Salary"), less any deductions and withholding required bylaw, payable in equal monthly installments at the time and pursuant to the procedures regularly established, and as they may be amended, by the Company during the course of this Agreement as to payment of payroll for its officers. On each one-year anniversary of the Closing Time, the Base Salary will be increased by a percentage equal to the percentage increase over the immediately preceding twelve month period in the Consumer Price Index for all Urban Consumers --
San Francisco-Oakland Metropolitan Area (all items) as compiled by the Bureau of Labor Statistics of the United States Department of Commerce (1982-1984=100).
(b) Bonus. In addition to his salary hereunder, Orban will receive a bonus (the "Bonus") in cash, which will be calculated as a percentage of sales of Orban Product, as defined below, of the Company, from and after the Effective Date through the term of this Agreement. The Bonus be paid within (60) days after the close of the relevant year to which ,such Bonus calculations relate, or within (90) days after termination of Orban's employment hereunder for any reason, in each case calculated as set forth on Exhibit B attached hereto, which Exhibit is incorporated herein by reference. For purposes of this
Agreement:
(i) "Orban Products" means products of the Company (sold by the Company and Company Affiliates from and after the Effective Date, whether originated in the Seller prior to the Effective Date or by the Company and/or any Company Affiliates from and after the Effective Date, including without limitation those products listed on Exhibit B hereto, as to which Orban has made substantive contribution to the engineering thereof. Orban Products originated after the Purchase will commence with the Company's Optimod-FM 8400 product, and will not include any products that the Company acquired from Harman International, except, as to a given product, Orban, after the Effective Date, makes substantive contributions to the engineering thereof. The determination as to whether Orban has made substantive contributions to the engineering of a given product that is not, at the Effective Date, listed on Exhibit B hereto, will be made by the good faith determination in writing, as an amendment to Exhibit B hereto, by the Company with Orban during the term hereof, provided that a product will, absent written agreement by Orban with the Company, be deemed to be an Orban Product if Orban is the primary engineer/project manager with respect to the development of such product, or if such product derives from intellectual property of which Orban would, absent the provisions of Section 6 hereof, be a legal owner. The Percentage amounts shown in Exhibit B hereto are cumulative through the Period Of Employment.
(ii) "Net Sales" means actually received gross sales revenue of the Company and/or, as relevant, Company Affiliates, from the sale, lease or other transfer for value by the Company and/or such Company Affiliates, as relevant, of Orban Products, less credits and returns.
(c) Benefits. The Company will provide Orban (and to his family, if and when family coverage is provided by the Company generally to employees of the Company's Orban Division. which coverage the Company will not withheld if it is providing such coverage to any other division of the Company and/or to persons having a position and/or responsibilities within the Company commensurate with those of Orban hereunder), with benefits from all present and future life, accident and medical benefits made available generally to similarly situated management-level employees of the Company. The amount and extent of benefits to which Orban is entitled will be governed by the specific benefit plans, as they may be amended from time to time. Orban will be entitled to (i) three (3) weeks of paid vacation per year (exclusive of Company holidays) which will be taken with the prior approval of the person within the Company to whom Orban reports, which approval will not be unreasonably or untimely withheld, and (ii) such long-term disability insurance coverage as is provided to executive level (Vice President or higher) personnel of the Company. Other than the compensation, benefits and vacation leave, specified in this Section 3, Orban will not be entitled to any direct or indirect compensation for services performed hereunder.
(d) Expenses: Flight Class. The Company will reimburse Orban for reasonable business travel and other business expenses incurred by Orban in the performance of his duties hereunder; provided, however, that (i) all such expenses will be subject to Company policies as promulgated to be generally applicable from time to time, and that expense exceeding $1,000.00 will be approved beforehand by the Company, and (ii) Orban will be entitled to travel business class (or first class, if business class is not available) on any domestic airline flight and first class on international flights.
(e) Parking. For so long as Orban is employed hereunder, and has use for a parking space, the Company will provide him with a private, designated parking place (on-site so long as it is practicable and lawful; or a reasonably convenient place if an on-site parking place is not practicable or lawful).
(f) Personal Purchases of Company's Products. Orban may purchase reasonable quantities of products of the Company at dealer cost (or best employee cost, whichever is lower) while he is employed hereunder and for two (2) years thereafter, provided that such purchases will be for Orban's personal use (only as permitted by Section 2(b) hereof and not for resale) and only to the extent their any such sale to Orban does not violate any contractual obligation of the Company to a third party.
(g) Personal Use of Company Equipment. The Company acknowledges and agrees that, subject to his obligations hereunder, Orban may engage in certain activities with Company equipment either on or off the promises of the Company that may not relate to the business of the Company. Any work done by Orban during the Period of Employment entirely on his own time but using reasonable kinds and quantities of the Company's equipment, supplies or facilities, whether at his residence or on the premises of the Company, that is not in violation of his obligations under this Agreement, and the results of any such work, to the extent that they are not Invention Ideas, as described in
Section 7 hereof, will belong to Orban; provided, however, that the provisions of this Section 3(g) will in no way affect the provisions of Section 7 hereof as to all other work by Orban. Orban hereby waives irrevocably any right to indemnity or reimbursement from the Company for any injury, whether physical or economic, suffered by Orban in the course of his work, described in this
Section 3(g), wherever or by whomever performed, and from the use by Orban of any of the intellectual property licensed to him by the Company under Section 5(c) hereof. Orban will indemnify the Company for any loss, cost or expenses to the Company from claims arising out of such work or use.
(h) Certain Assets. As consideration to Orban for his execution and delivery hereof, and with no payment therefor by Orban to the Company, Orban will, from and after the Effective Date. own outright the items set forth on Exhibit C attached hereto, which Exhibit is incorporated herein by reference, which items prior to such ownership had belonged to the Seller or to the Company.
4.  Termination of Employment.
(a) By Death. The Period of-Employment will terminate automatically upon the death of Orban. The Company will pay to Orban's beneficiaries or, estate, as appropriate, the compensation, including without limitation any accrued bonus amount, to which he would have been entitled pursuant to Section 3 hereof, as accrued through the end of the month after the month in which his death occurs, and any previously unreimbursed expenses (subject to presentation by his survivors or agents of such supporting documentation as they may have with respect thereto). After such payments, the Company's obligations hereunder will terminate. Nothing in this Section 4(a) will affect, or be set off by, any entitlement of Orban's heirs to the benefits of any life insurance plan to which he may be entitled as a Company benefit.

(b) By Disability. If Orban is prevented from properly performing his duties hereunder at the office of the Company by reason of any physical or mental incapacity for a period of more than sixty (60) days in the aggregate in any twelve (12) month period or sixty (60) consecutive days, or if a physician selected by Company will determine that Orban may be expected to be prevented from properly performing his duties hereunder at the office of the Company by reason of any physical or mental incapacity for a period of more than sixty
(60) days in the aggregate in any twelve-month period or sixty (60) consecutive days, then, to the extent permitted by law, the Company may terminate the Period of Employment, and the compensation to which Orban is entitled pursuant to Section 3(a) hereof will be paid up through the last day of the month in which the 60th day of incapacity occurs or would occur in such later month in which the Company terminates him, and thereafter the Company's obligations hereunder will terminate. Upon the recurrence of a disability within twelve
(12) months following a return to employment after a period disability, such recurrence will be deemed to be a continuation of the original disability for purpose determining whether the disability has prevented, or may be expected to prevent, Orban from properly performing his duties hereunder for a period of sixty (60) days in the aggregate. Nothing in this Section will affect Orban's rights under any disability insurance plan in which he is a participants
(c) By Company For Cause. For purposes of this Section 4(c), any determination of Cause made by the Company will mean that such determination will have been made by the President of the Company and at least one other officer of the Company with a rank of Vice President or above who will have, after discussing the matter, determined unanimously that such termination will be for cause.
The Company may terminate, without liability, the Period of Employment for Cause (as defined below) upon ten (10) days' advance written notice to Orban following any failure by him to correct the cause within the opportunity to cure period described below. The Company will pay Orban the compensation to which he is entitled pursuant to Section 3(a) through the end of the day which is the Termination Date and thereafter the Company's obligations hereunder will terminate. Termination will be for Cause if: (i) because of any act or failure to act by Orban which, in the sole good faith opinion the Company, is in bad Faith and to the detriment of the Company or any Affiliated Company; (ii) Orban exhibits, in the sole, good faith opinion of the Company, unsatisfactory performance, misconduct, dishonesty, habitual neglect, or incompetence in the performance of services for the benefit of the Company or any Affiliated Company; or (iii) because Orban, in the sole, good Faith opinion of the Company, breaches any of the covenants contained in Sections 5, 6 or 7 of this Agreement. If the Company will propose to discharge Orban for Cause, it will afford him written notice of the proposed action specifying in reasonable detail the basis for such proposed action and allowing him thirty (30) days to correct the identified Cause. Orban will be provided with only one such opportunity to cure identified causes for termination in any six (6) month period.
(d)  Termination Obligations.
(i) By The Company. Except as provided in Sections 4(a), (b) or (c) hereof, upon termination the Company will pay Orban the compensation to which he is entitled under Section 3(a) hereof through the Termination Date, and thereafter the Company's obligations hereunder will end other than with respect to the payment by the Company to Orban thereafter of reimbursed expenses for which he submits to the Company, within ninety (90) days after the Termination Date, commercially customary Supporting documentation therefor.
(ii) By Orban. All personal property, including, without limitations all books, manuals, records, reports, notes, contracts, lists, blueprints, sketches, schematics, flowsheets, flow diagrams, magnetic media such as audio tapes, Computer tapes and diskettes, optical media such as compact disks, micromedia such as microfilm and microfiche, and other documents or materials or copies thereof, Proprietary Information (as defined in Section 5 hereof), and equipment furnished to or prepared by Orban in the course of or incident to his Employment hereunder. including without limitation records and any other materials pertaining to Invention Ideas (as defined in Section 5 hereof), belong to the Company and will be promptly returned to the Company by Orban upon termination, for any reason, of the Period of Employment. Following any such termination, Orban will not retain any written or other tangible material containing any Proprietary Information or information pertaining to any Invention Idea.
(iii) Automatic Resignation. Upon termination of the Period of Employment for any reason, Orban will be deemed to have resigned automatically, as of the date of such termination, from all offices and Director positions then held by him with the Company and/or with any Affiliated Company.
(iv) Certain Uses Of Orban Name. Other than his rendering of services as set forth in Section 2(a), during and after the Period of Employment, Orban will not commence, engage in, or otherwise participate in, any business or other enterprise in the field of audio sound equipment, broadcast industry equipment, computers or electronic equipment, which enterprise has a name or designation including "Orban", "RAO", or any name, similar to or likely to cause confusion with "Orban" or "RAO", nor will Orban give his consent to any third party to conduct any such enterprise under such names or designations.
(v) Survival. The representations and warranties contained herein and Orban's obligations; tinder Sections 4(d), 5, 6, and 7 hereof will survive termination of the Period of Employment and the expiration of this Agreement.
(vi) Certain Purchases By Orban. Upon termination of the Period of Employment for any reason, Orban will be entitled to purchase from the Company the electronic, sound engineering and recording equipment of the Company located at Orban's residence at its then fair-market value (as determined by the parties; or, if they cannot agree, by an independent appraiser selected jointly by the parties, such appraiser's fees being paid fifty percent (50%) by each party).
5. Proprietary Information.
(a) Definition. "Proprietary Information means all information and ideas, in whatever form, tangible or intangible, pertaining in any manner to the business of the Company or any Affiliated Company, or to their respective client, consultants, or business associates (including, without limitation, customer lists and sales information), unless: (i) the information is or becomes publicly known through lawful means; or (ii) the information is disclosed to Orban without confidential or proprietary restriction by a third party who rightfully possesses the information without confidential or proprietary restriction and did not learn of it, directly or indirectly, from the Company.
(b) General Restrictions of Use. Orban will hold all Proprietary Information in strict confidence and trust for the sole benefit of the Company and will not, directly or indirectly, disclose, use, copy, publish, summarize, or remove from Company's, premises (including his residence) any Proprietary Information (or remove from any such premises any other property of the Company), except
(i) during the Period of Employment to the extent necessary to carry out Orban's responsibilities under this Agreement, and (ii) after termination of the Period of Employment as specifically authorized in writing by the Company.
(c) License. The Company hereby grants to Orban a non-exclusive, fully-paid nonassignable worldwide license to use intellectual property such as accounting, managerial and troubleshooting software programs and general purpose mathematical, circuit designs, and analysis software programs developed by the Seller and the Seller's predecessor(s) and included as part of the assets conveyed to the Company pursuant to the Asset Purchase Agreement; provided, however, that the term "intellectual property" as used herein, will not include Proprietary Information or any information the licensing of which would violate any agreement between the Company and a third party. or any other legal obligation of the Company to any third party, and provided further that such intellectual property will not be used in derogation or violation of Orban's obligations hereunder.
6. Invention Ideas.
(a) Defined; Statutory Notice. For purposes hereof, "Invention Idea" means any and all ideas, processes, trademarks, service marks, inventions, technology, computer programs, original works of authorship, designs, formulize, discoveries, patent, copyrights, and all improvements, rights and claims related to the foregoing that are conceived, developed, or reduced to practice by Orban ,alone or with others, which relate to or are connected with the Business or the products developed or manufactured by Seller or by the Company, except to the extent that California Labor Code Section 2870 lawfully prohibits the assignment of rights in such ideas, processes, inventions, and the like, such Section 2870(a) providing as follows: "Any provision in an employment agreement which provides that an employee will assign, or offer to assign, any of his or her rights in an invention to his or her employer will not apply to an invention that the employee developed entirely on his or her own time without using the employer's equipment, supplies, facilities, or trade secret information except for those inventions that either:
(1) Relate at the time of conception or reduction to practice of the invention to the employer's business, of actual or demonstrably anticipated research or development of the employer.
(2) Result front any work performed by the employee for the employer."
Orban hereby acknowledges that, to the extent such section 2870 may be deemed applicable to this Agreement, he understands the foregoing limitations created by such Section 2870. The Company acknowledges that it does not have rights to inventions which do not relate to the Business, or to the products developed by or manufactured by Seller or the Company, whether or not equipment and supplies of tile Company were used, so long as such inventions were developed solely on Orban's own time.
(b) Disclosure. Orban will maintain adequate and current written records as to the development of all Invention Ideas and will disclose promptly to the Company all Invention Ideas, and records relevant thereto, which records will remain the sole property of the Company.
(c) Orban will assign to the Company, without further consideration, his entire right, title, and interest, throughout the United States and in all foreign countries, free and clear of all liens and encumbrances, in and to each Invention Idea, which will be the sole property of the Company, whether or not patentable. In the event any Invention Idea is deemed by the Company to be patentable or otherwise registrable, Orban will assist the Company, at the Company's expense, in obtaining letters patent or other applicable registrations thereon and will execute all documents, including, without limitations all applications, continuations, continuations-in-part, and divisionals, domestic and foreign, and do all other things, including testifying at the Company's expense, necessary or proper to obtain letters, patent or other applicable registrations thereon and to vest in the Company, or any Affiliated Company specified by the Company, full title thereto. If the Company is unable to secure Orban's signature on any document necessary to apply for, prosecute, obtain, or enforce any patent, copyright, or other right or protection relating to any Invention Idea, whether due to Orban's mental or physical incapacity or any other cause, Orban hereby irrevocably designates and appoints Company and each of its duly authorized officers and agents as Orban's agent and attorney in fact, to act for and in Orban's behalf and stead to execute and file any such document, and to do all other lawfully permitted acts to further the preparation, prosecution, issuance, and enforcement of patents, copyrights, or other rights or protections with the same force and effect as, if executed and delivered by Orban.
(d) Exclusions. Orban acknowledges that there is no Invention Idea that he desires to or does exclude from the operation of this Agreement except those listed in Exhibit D hereto, which Exhibit is incorporated herein by reference. To the best of Orban's knowledge, there is no existing contract in conflict with this Agreement or any other contract to assign tile Intellectual Property that is now in existence or contemplated between Orban and any other person or entity.
7. Assignment; Successors, and Assigns. Orban will not assign, sell, transfer, delegate or otherwise dispose of, whether voluntarily or involuntarily, or by operation of law, nor voluntarily subject to encumbrance or the claims of creditors, any rights or obligations of Orban under this Agreement.
Any purported such assignment, transfer, or delegation will be null and void. Nothing in this Agreement will prevent the consolidation of the Company with, or its merger into, any other corporation, or the sale by the Company of all or substantially all of its properties or assets, or the assignment by the Company of this Agreement and the performance of its obligations hereunder to any successor in interest or any Affiliated Company, provided that any such successor will assume all of the Company's obligations hereunder. Subject to the foregoing, this Agreement will be binding upon and will inure to the benefit of the parties and their respective successors and permitted assigns, and Orban's heirs, executors, administrators and legal representatives, and will not benefit any person or entity.
8. Notices. All notices, or other communications required or permitted hereunder will be made in writing and will be deemed to have been duly given if delivered by hand or mailed, postage prepaid, by certified or registered mail, return receipt requested, using a depository maintained by the United States Postal Service, or by Federal Express, and addressed to the Company, or by facsimile with confirmed, answerback, in each case as follows:
Circuit Research Labs, Inc., 2522 West Geneva Drive, Tempe, Arizona 85282,
Attention: Jay Brentlinger, President
or to Orban at: (omitted)
Notice of change of address will be effective only when delivered in accordance with this Section.
9. Entire Agreement. The terms of this Agreement are the final expression of the agreement of the parties as to the specific subject matter hereof, superceding in their entirety all other prior written or other agreements or understandings with respect thereto, and may not be contradicted by evidence of any prior or contemporaneous agreement. This Agreement constitutes the complete and exclusive statement of its terms and no extrinsic evidence whatsoever relating to this Agreement may be introduced in any judicial, administrative, or other legal proceeding involving this Agreement.
10. Amendments: Waivers. This Agreement may not be modified, amended, or terminated except by an instrument in writing, signed by Orban and by another authorized officer of the Company. By an instrument in writing similarly executed, either party may waive compliance by the other party with any provision of this Agreement that such other party was or is obligated to comply with or perform, provided, however, that such waiver will not operate as a waiver of, or estoppel with respect to, any other or subsequent failure. No failure to exercise and no delay in exercising any right, remedy, or power hereunder will operate as a waiver thereof, nor will any single or partial exercise of any right, remedy, or power hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, or power provided herein or by law or in equity.11. Severability; Enforcement. If any provision of this Agreement, or the application thereof to any person, place, or circumstance, will be held by a court of competent jurisdiction to be invalid, unenforceable, or void, as written, in whole or in part, it will be deemed to be amended to the extent necessary to be enforceable and applied by such court in the broadest possible manner consistent with enforceability, and the remainder of this Agreement and provisions as applied to other persons, places, and circumstances will remain in full force and effect.
12. Governing Law. The validity, interpretation, enforceability, and performance of' this Agreement will be governed by and construed in accordance with the law of the State of California; provided, however, that if any action relating to Section 6 or 7 hereof is commenced in any jurisdiction other than California, the law of that jurisdiction will govern to the extent it is more favorable to the Company than the law of California.
13. Acknowledgment. Orban acknowledges (a) that he has consulted with or has had the opportunity to consult with independent counsel of his own choice concerning this Agreement and has been advised to do so by the Company, and
(b) that he has read and understands the Agreement, is fully aware of its legal effect, and has entered into it freely based on his own judgment.
14. Remedies. The parties agree that in the event of any breach or threatened breach of any of the covenants in Section 4(d), 5, 6 or 7 hereof, the damage or imminent damage to the value and the goodwill of the Company's business will be irreparable and extremely difficult to estimate, making any remedy at law or in damages inadequate. Accordingly, the parties agree that the Company will be entitled to injunctive relief, including, without limitation, relief in the nature of a temporary restraining order, against Orban in the event of any breach or threatened breach of any such provisions by Orban, in addition to any other relief, including damages. available to the Company under this Agreement or under law.

CIRCUIT RESEARCH LABS, INC.

By:  /s/ C. Jayson Brentliner              /s/ Robert A. Orban
C. Jayson Brentlinger, President           ROBERT A. ORBAN, individually

                                    EXHIBIT A
                             DEFINITION OF BUSINESS
The business of Seller was, and that of the Company is, the invention, conception, design, manufacture and sale of electronic audio processing equipment, and service of its products. The customers of Seller were, and those of the Company are, professional individuals and professional organizations, including profit, non-profit or governmental organizations, who use Orban products for other than their own end-user personal use. Orban products are not intended for, or expected to be sold to, ordinary consumers for hobby uses, personal entertainment, or any use in household environs.
Typical customers of Seller included, and of the Company include. but are not limited to:
Recording Studios                         Federal,  State & Local Governments
TV and Radio Stations                     Colleges & Universities
Halls, Arenas and Theatres                Professional Electronic Music Studios
  except Cinemas                          Dance Clubs
Traveling Music Groups                    Motion Picture Studios
Webcasters
Sound Contractors
The products of Orban are units that may be used individually or in Combination with each other. Any unit may perform one or more of the following primary operations on any audio signal. Reverberation, Equalization, Leveling, Compression, Limiting, Clipping, Loudness Control, Synthesis of pseudo-stereo from mono, Enhancement of the apparent width of a stereo signal, Harmonic Generation, Distortion Generation, Generation of a modulated subchannel for imposition on a carrier (such as the multiplex stereo subchannel used in FM and TV, or the TV auxiliary "SAP" channel).
                                    EXHIBIT B
                                      BONUS
Cumulative Aggregate Net Sales
Of Orban Products By The Company
And Company Affiliates                     Bonus Amount

$0-$2,000,000.00                           0.0%
Over $2,000,000.00 to $4,000,000.00        0.5%
Over $4,000,000.00 to $6,000,000.00        1.0%
Over $6,000,000.00 to $8,000.000.00        1.5%
Over $8,000,000.00 to $10,000,000.00       2.0%
Over $10,000,000.00 to $12,000,000.00      2.5%
Over $12,000,000.00 to $15,000,000.00      3.0%
Over $15,000,000.00                        4.0%

PRODUCTS TO BE INCLUDED WHEN COMPUTING BONUS
Products Already Released to Market
Optimod-FM 8400
Products in Planning Stage as of the signing date of this Agreement
(omitted)
                                    EXHIBIT C
                              ITEMS OWNED BY ORBAN
                                    (omitted)

                                    EXHIBIT D
                               CERTAIN EXCLUSIONS
Musical composition; Creative writing; Audio, video, and musical recording and production; Photography; [R.O. note: These are all potentially subject to copyright]

                                  Exhibit 10.6
                Employment Agreement dated March 9, 2001 between
                   Charles Jayson Brentlinger and the Company

                              EMPLOYMENT AGREEMENT

   This Agreement is made March 9th, 2001 by and between Circuit Research Labs, Inc., an Arizona Corporation (the "Corporation"), and Charles Jayson Brentlinger (the "Employee").

   WHEREAS, the Corporation desires to retain the services of the Employee in the capacity of its President, Chief Executive Officer and Chief Operating Officer.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:
Section 1. Employment. The Corporation agrees to employ the Employee and the Employee agrees to accept the employment described in this Agreement.
Section 2. Duties. The Employee shall serve as President, Chief Executive Officer and Chief Operating Officer of the Corporation, with such duties as are customarily associated with such position. The Employee shall have such additional duties as shall be reasonably requested of his from time to time by the Board of Directors of the Corporation.
Section 3. Extent of Services. The Employee shall devote substantially all of his working time, attention, and energies to the performance of his duties.
The Employee shall at all times faithfully and to the best of his ability perform his duties under this Agreement. The duties shall be rendered at the Corporation's offices in Tempe, Arizona and San Leandro, California and at such temporary locations as assigned by the Board of Directors of the Corporation for the purpose of conducting company business.
Section 4. Term. The term of this Agreement shall begin on March 1st, 2001 and, unless sooner terminated for cause as set forth elsewhere in the Agreement, shall continue for a one-year period, and shall be automatically renewed for additional one year periods unless the Corporation or Employee gives notice to the other at least 30 days before the end of the original or any renewal period that this Agreement will not be renewed. This Agreement shall not give the Employee any enforceable right to employment beyond this term.
Section 5.  Compensation.
5.1 Base Compensation. The Employee will receive a base salary of $175,000 per year The Employee's base salary will be payable in accordance with the Corporation's standard payroll procedures. The Employee is eligible for performance based bonuses, but there is no assurance or expectation that bonuses will be paid. Bonuses will be paid, if at all, at the sole discretion of the Board of Directors.
5.2 Benefits. The Employee shall receive medical and dental insurance and all other fringe benefits provided to full-time employees of the Corporation.
The Employee shall receive four weeks of paid vacation per year.
5.3 Expenses. The Corporation shall reimburse the Employee for reasonable out-of-pocket expenses incurred by the Employee in fulfilling his duties. The Corporation shall provide the employee with office facilities, equipment, supplies, and staff.
Section 6.  Termination.
6.1 For Cause. The Corporation may terminate the Employee's employment at any time "for cause" with immediate effect upon delivering written notice to the Employee. For purposes of this Agreement, "for cause" shall be limited to:
(a) embezzlement, theft, larceny, material fraud, or other acts of dishonesty;
(b) material violation by employee of any of his obligations under this Agreement; (c) conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime which has or may have a material adverse effect on the Employee's ability to carry out his duties under this Agreement or upon the reputation of the Corporation; (d) repeated insubordination after written warning by the Board; or (e) material continuing failure by the Employee to perform the duties described in Section 2 above in a quality and professional manner for at least sixty days after written warning by the Board of Directors. Upon termination for cause, the Corporation's sole and exclusive obligation will be to pay the Employee his compensation earned through the date of termination, and the Employee shall not be entitled to any compensation after the date of termination.
6.2 Upon Death. In the event of the Employee's death during the term of this Agreement, the Corporation's sole and exclusive obligation will be to pay to the Employee's estate the Employee's compensation earned through the date of death.
6.3 Upon Disability. The Corporation may terminate the Employee's employment upon the Employee's total disability. The Employee shall be deemed to be totally disabled if he is unable to perform his duties under this Agreement by reason of mental or physical illness or accident for a period of three consecutive months (the date of finding of disability of Employee shall be three months following the first day the Employee is unable to work). Upon termination by reason of the Employee's disability, the Corporation's sole and exclusive obligation will be to pay the Employee under the Corporation's disability policy or his compensation for one year following such termination, whichever is greater.
6.4 Without Cause. If the Corporation terminates Employee without cause, Employee shall receive all compensation and benefits for the full one-year term as set forth in Section 4.

Section 7.  Covenant Not to Compete.
7.1 Covenant. For a period of two years from the Effective Date of this Agreement, and for such period after the two years as the Employee continues to be employed by the Corporation, and for a one year period after the Employee's employment with the Corporation has been terminated by either party (whichever constitutes the longer period), the Employee will not:
7.1.1 enter into or attempt to enter into the "Restricted Business" (as defined below) in the continental United States:
7.1.2 use contracts, proprietary information, trade secrets, confidential information, customer lists, mailing lists, goodwill, or other intangible property used or useful in connection with the Corporation's business.
7.2 Restricted Business. The term "Restricted Business" means the design and manufacture of audio processing equipment and the design and manufacture of automation equipment for the radio and television broadcast industry. Nevertheless, the Employee may own not more than five percent of the outstanding equity securities of a corporation that is engaged in the Restricted Business if the equity securities are listed for trading on a national stock exchange or are registered under the Securities Exchange Act of 1934.
Section 8. Confidentiality. The Employee acknowledges that he will develop and be exposed to information that is or will be confidential and proprietary to the Corporation. The information includes customer lists, marketing plans, pricing data, product plans, software, and other intangible information. Such information shall be deemed confidential to the extent not generally known within the trade. The Employee agrees to make use of such information only in the performance of his duties under this Agreement, to maintain such information only in the performance of his duties under this Agreement, to maintain such information in confidence and to disclose the information only to persons with a need to know.
Section 9. Waiver. The waiver by the Corporation of the breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.
Section 10. Notices. Any notices permitted or required under this Agreement shall be deemed given upon the date of personal delivery or forty-eight (48) hours after deposit in the United States mail, postage fully prepaid, return receipt requested, addressed to the Corporation at: 2522 West Geneva Drive, Tempe, Arizona 85282
Addressed to the Employee at: (omitted)
or any other address as any party may, from time to time, designate by notice given in compliance with this Section.
Section 11. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona.
Section 12. Titles and Captions. All section titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor effect the interpretation of this Agreement.
Section 13. Entire Agreement. This Agreement is entered into as a supplement to the provisions of the Stock Purchase Agreement dated June 23, 1999, as amended, among the Corporation, Employee, and others, and is intended to comply with the requirements therein about the subject matter of this Agreement. The Stock Purchase Agreement as amended and this Agreement contains the entire understanding between and among the parties and supersedes any other prior understandings and agreements among them respecting the subject matter of this Agreement.
Section 14. Attorney Fees. In the event an arbitration, suit or action is brought by any party under this Agreement to enforce any of its terms, or in any appeal therefrom, it is agreed that the prevailing party shall be entitled to reasonable attorneys fees to be fixed by the arbitrator, trial court, and or appellate court.
Section 15. Pronouns and Plurals. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular, or plural as the identity of the person or persons may require.
Section 16. Arbitration. If at any time during the term of this Agreement any dispute, difference, or disagreement shall arise upon or in respect of the Agreement, and the meaning and construction hereof, every such dispute, difference, and disagreement shall be referred to a single arbiter agreed upon by the parties, or if no single arbiter can be agreed upon, an arbiter or arbiters shall be selected in accordance with the rules of the American Arbitration Association and such dispute, difference, or disagreement shall be settled by arbitration in accordance with the then prevailing commercial rules of the American Arbitration Association, and judgment upon the award rendered by the arbiter may be entered in any court having jurisdiction thereof.
Section 17. Presumption. This Agreement or any section thereof shall not be construed against any party due to the fact that said Agreement or any section thereof was drafted by said party.
Section 18. Further Action. The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of the Agreement.
Section 19. Parties in Interest. Nothing herein shall be construed to be to the benefit of any third party, nor is it intended that any provision shall be for the benefit of any third party.
Section 20. Separate Counsel. The parties acknowledge that the Corporation has been represented in this transaction, that any attorneys have not represented the Employee in this transaction, and the Employee has been advised that it is important for the Employee to seek separate legal advice and representation in this matter.

Circuit Research Labs, Inc.
An Arizona Corporation

By:  /s/ Gary D. Clarkson                  /s/ Charles Jayson Brentlinger
   Gary D. Clarkson, Secretary        Charles Jayson Brentlinger, Individually


                                  Exhibit 10.7
         Employment and Consulting Agreement dated March 9, 2001 between
          James Seemiller, ATB Broadcasting Corporation and the Company

                       EMPLOYMENT AND CONSULTING AGREEMENT

   This Agreement is made March 9th, 2001 by and between Circuit Research Labs, Inc., an Arizona Corporation ("Corporation"), and James Seemiller ("Employee") and ATB Broadcasting Corp. ("Consultant").
   WHEREAS, the Corporation desires to retain the services of the Employee in the capacity of its Vice-President and Chief Financial Officer, and the Corporation desires to retain the consulting services of Consultant for services relating to the supervision and management of employees;
   AND, WHEREAS, Employee is an owner of Consultant and provides services on its behalf, and is willing to perform services on behalf of Consultant under this Agreement;
   AND, WHEREAS, Employee and Consultant are unwilling to render employment and consulting services, respectively, for the Corporation unless this Agreement is entered into providing for rendering of services by and payment to both Consultant and Employee;

NOW THEREFORE, IT IS AGREED AS FOLLOWS:
Section 1. Employment. The Corporation agrees to employ the Employee and the Employee agrees to accept the employment described in this Agreement.
Section 2. Consulting Services. The Corporation agrees to engage the Consultant and the Consultant agrees to provide the consulting services described in this Agreement. Consultant agrees that it will utilize Employee to provide such services where feasible, but Consultant is not obligated to utilize Employee and may cause its consulting services to be rendered by others deemed satisfactory by the Corporation. Consultant will not cause any person other than Employee to render such services unless it has disclosed to the Corporation the identity of the person so chosen and received the approval of the Corporation for such person to render services.
Section 3. Duties of Employee. The Employee shall serve as Vice-President of the Corporation, and as Chief Financial Officer if so designated, with such duties as are customarily associated with such positions. The Employee shall have such additional duties as shall be reasonably requested of him from time to time by the President or the Board of Directors of the Corporation.
Employee shall not have responsibility for the supervision of other employees.
Section 4. Duties of Consultant. Consultant shall have such duties as may be reasonably requested of it from time to time by the President and the Board of Directors. Such duties shall include the supervision of employees other than Employee in the accounting and finance departments of the Corporation. Consultant shall also provide knowledge of the Corporation's products, policies and company operations, dealers, manufacturing and production to the Corporation, its officers and employees.
Section 5. Extent of Services. The Employee shall devote such portion of his working time, attention, and energies to the performance of his duties as may be directed by the President or the Board of Directors. Employee may devote time to duties performed by him for Consultant, for the Corporation or otherwise, so long as such time spent on behalf of Consultant does not materially detract from his abilities to perform his duties as Employee. Consultant shall devote such time to providing consulting services as may be reasonably required to perform its duties, taking into consideration that Employee, as the principal agent of Consultant in performing the services, is also performing services as Employee on a substantially full time basis. The Employee and Consultant shall at all times faithfully and to the best of their ability perform their duties under this Agreement. The duties shall be rendered at the Corporation's offices in Tempe, Arizona and San Leandro, California and at such temporary locations as assigned by the President for the purpose of conducting company business.
Section 6. Term. The term of this Agreement shall begin on March 9th, 2001 and, unless sooner terminated for cause as set forth elsewhere in this Agreement, shall continue for a one-year period, and shall be automatically renewed for additional one year periods unless either the Corporation, on the one hand, or Employee and Consultant, on the other hand, gives notice to the other at least 30 days before the end of the original or any renewal period that this Agreement will not be renewed. This Agreement shall not give the Employee any enforceable right to employment beyond the original or any renewal term.
Section 7.  Compensation.

7.1 Base Compensation for Employee. The Employee will receive a base salary of $111,000 per year payable in accordance with the Corporation's standard payroll procedures. The Employee is eligible for performance based bonuses, but there is no assurance or expectation that bonuses will be paid. Bonuses will be paid, if at all, at the sole discretion of the Board of Directors.
7.2 Compensation for Consultant. The Consultant will be paid $24,000 per annum payable semi monthly on the same dates that payroll is paid by the Corporation. Consultant is an independent contractor, and shall pay all taxes on the payments made to it by the Corporation.
7.3 Benefits. The Employee shall receive medical and dental insurance and all other fringe benefits provided to full-time employees of the Corporation. The Employee shall receive 3 weeks of paid vacation per year.
7.4 Expenses. The Corporation shall reimburse the Employee and Consultant for reasonable out-of-pocket expenses incurred by either in fulfilling their duties. The Corporation shall provide the employee and consultant with office facilities, equipment, and supplies.
Section 8.  Termination.
8.1 For Cause. The Corporation may terminate the Employee's employment at any time "for cause" with immediate effect upon delivering written notice to the Employee. For purposes of this Agreement, "for cause" shall be limited to:
(a) embezzlement, theft, larceny, material fraud, or other acts of dishonesty;
(b) material violation by Employee of any of his obligations under this Agreement; (c) conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime which has or may have a material adverse effect on the Employee's ability to carry out his duties under this Agreement or upon the reputation of the Corporation; (d) repeated insubordination after written warning by the Chair of the Board; or (e) material continuing failure by the Employee to perform the duties described in Section 2 above in a quality and professional manner for at least sixty days after written warning by the Board of Directors or its Chair. Termination of Employee's employment for cause will automatically terminate the consulting agreement with Consultant. Upon termination for cause, the Corporation's sole and exclusive obligation will be to pay the Employee and Consultant compensation earned through the date of termination, and neither Employee nor Consultant shall be entitled to any compensation after the date of termination.
8.2 Upon Death. In the event of the Employee's death during the term of this Agreement, this Agreement shall terminate and the consulting agreement with Consultant shall terminate, as of the date of death of Employee, and the Corporation's sole and exclusive obligation will be to pay to the Employee's estate the Employee's compensation earned through the date of death and to pay to Consultant the compensation earned by Consultant through the date of Employee's death.
8.3 Upon Disability. The Corporation may terminate the Employee's employment upon the date of finding of the Employee's total disability. The Employee shall be deemed to be totally disabled if he is unable to perform his duties under this Agreement by reason of mental or physical illness or accident for a period of three consecutive months (the date of finding of disability of Employee shall be three months following the first day the Employee is unable to work). Upon termination by reason of the Employee's disability, the consulting agreement with Consultant shall terminate, as of the date of finding of disability of Employee, and the Corporation's sole and exclusive obligation will be to pay the Employee under the Corporation's disability policy or his compensation for one year following such termination, whichever is greater, and to pay Consultant all compensation earned by it through the date of finding of disability of Employee.
8.4 Without Cause. If the Corporation terminates Employee and consultant without cause, Employee shall receive all compensation and benefits for the full one-year term as set forth in Section 6.
Section 9.  Covenant Not to Compete.
9.1 Covenant. For a period of two years from the Effective Date of this Agreement, and for such period after the two years as the Employee continues to be employed by the Corporation, and for a one year period after the Employee's employment with the Corporation has been terminated by either party (whichever constitutes the longer period), neither the Employee nor the Consultant will:
9.1.1 enter into or attempt to enter into the "Restricted Business" (as defined below) in the continental United States:
9.1.2 use contracts, proprietary information, trade secrets, confidential information, customer lists, mailing lists, goodwill, or other intangible property used or useful in connection with the Corporation's business.
9.2 Restricted Business. The term "Restricted Business" means the design and manufacture of audio processing equipment and the design and manufacture of automation equipment for the radio and television broadcast industry. Nevertheless, the Employee may own not more than five percent of the outstanding equity securities of a corporation that is engaged in the Restricted Business if the equity securities are listed for trading on a national stock exchange or are registered under the Securities Exchange Act of 1934.
Section 10. Confidentiality. The Employee and Consultant acknowledge that they will develop and be exposed to information that is or will be confidential and proprietary to the Corporation. The information includes customer lists, marketing plans, pricing data, product plans, software, and other intangible information. Such information shall be deemed confidential to the extent not generally known within the trade. The Employee and Consultant agree to make use of such information only in the performance of their duties under this Agreement, to maintain such information only in the performance of their duties under this Agreement, to maintain such information in confidence and to disclose the information only to persons with a need to know.
Section 11. Waiver. The waiver by the Corporation of the breach of any provision of this Agreement by the Employee or Consultant shall not operate or be construed as a waiver of any subsequent breach by the Employee or Consultant.
Section 12. Notices. Any notices permitted or required under this Agreement shall be deemed given upon the date of personal delivery or forty-eight (48) hours after deposit in the United States mail, postage fully prepaid, return receipt requested, addressed to the Corporation at: 2522 West Geneva Drive, Tempe, Arizona 85282
Addressed to the Employee or Consultant at: (omitted) or any other address as any party may, from time to time, designate by notice given in compliance with this Section.
Section 13. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona.
Section 14. Titles and Captions. All section titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor effect the interpretation of this Agreement.
Section 15. Entire Agreement. This Agreement contains the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.
Section 16. Attorney Fees. In the event an arbitration, suit or action is brought by any party under this Agreement to enforce any of its terms, or in any appeal therefrom, it is agreed that the prevailing party shall be entitled to reasonable attorneys fees to be fixed by the arbitrator, trial court, and or appellate court.
Section 17. Pronouns and Plurals. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular, or plural as the identity of the person or persons may require.
Section 18. Arbitration. If at any time during the term of this Agreement any dispute, difference, or disagreement shall arise upon or in respect of the Agreement, and the meaning and construction hereof, every such dispute, difference, and disagreement shall be referred to a single arbiter agreed upon by the parties, or if no single arbiter can be agreed upon, an arbiter or arbiters shall be selected in accordance with the rules of the American Arbitration Association and such dispute, difference, or disagreement shall be settled by arbitration in accordance with the then prevailing commercial rules of the American Arbitration Association, and judgment upon the award rendered by the arbiter may be entered in any court having jurisdiction thereof.
Section 19. Presumption. This Agreement or any section thereof shall not be construed against any party due to the fact that said Agreement or any section thereof was drafted by said party.
Section 20. Further Action. The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of the Agreement.
Section 21. Parties in Interest. Nothing herein shall be construed to be to the benefit of any third party, nor is it intended that any provision shall be for the benefit of any third party.
Section 21. Separate Counsel. The parties acknowledge that the Corporation has been represented in this transaction, that its attorneys have not represented the Employee or Consultant in this transaction, and the Employee and Consultant have been advised that it is important for them to seek separate legal advice and representation in this matter.

Circuit Research Labs, Inc.
An Arizona Corporation

By:  /s/ Gary D. Clarkson                  /s/ James Seemiller
Gary D. Clarkson, Secretary                James Seemiller

ATB BROADCASTING CORP.
/s/ James Seemiller
James Seemiller, President


                                   Exhibit 21
                         Subsidiaries of the Registrant

CRL International, Inc., the Company's wholly-owned Foreign Sales Corporation was incorporated in Guam in January 1991.

CRL Systems, Inc., the Company's wholly-owned subsidiary was incorporated in the State of Nevada in March 1982.