Form 10KSB/A
period 2000-12-31
CIRCUIT RESEARCH LABS INC
filed 2001-05-21
CIK 725897

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

        Amendment No.1 to the Annual Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     December 31, 2000                                   0-11353
   (For the year ended)                             (Commission File No.)

                           CIRCUIT RESEARCH LABS, INC.

          Arizona                                      86-0344671
State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization

                     Address of principal executive offices:
                   2522 West Geneva Drive Tempe, Arizona 85282
--------------------------------------------------------------------------------
                   Registrant's Telephone No.  (602) 438-0888
--------------------------------------------------------------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for fiscal 2000 were $7,259,910.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 30, 2001, based on the closing sales price for such stock in the Over-the-Counter market as reported by NASDAQ on such date was $4,694,723.

At March 30, 2001, 2,296,022 shares of the registrant's common stock were issued and outstanding.


                      Exhibit Index located on page Three.

                           CIRCUIT RESEARCH LABS, INC.

                              Explanatory Statement

     By this amendment, the registrant is revising and refiling Exhibit 13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The said Exhibit 13 is the registrant's "2000 Annual Report to Security Holders," which includes the registrant's 2000 consolidated financial statements. As discussed in Note 10 to the consolidated financial statements included in Exhibit 13 included in this amendment, the accompanying 2000 consolidated financial statements have been restated.

     Portions of the registrant's December 31, 2000 Annual Report to Security Holders is incorporated by reference in Item 1 of Part I, Items 5, 6 and 7 of
Part II, and Item 13 of Part III and are hereby amended.

                           CIRCUIT RESEARCH LABS, INC.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following consolidated financial statements of Circuit Research Labs, Inc. and subsidiaries are included in the annual report of the registrant to its stockholders for the year ended December 31, 2000 Exhibit 13 hereto and are incorporated by reference from Item 7:

     Consolidated balance sheets - December 31, 2000 (restated) and 1999. Consolidated statements of operations - Years ended December 31, 2000
       (restated) and 1999.
     Consolidated statements of stockholders' equity - Years ended December 31,
       2000 (restated) and 1999.
     Consolidated statements of cash flows - Years ended December 31, 2000
       (restated) and 1999.
     Notes to consolidated financial statements - Years ended December 31, 2000 and 1999.

                                  Exhibit Index
(a)  Exhibit No.

     3 Articles of Incorporation as Amended and Bylaws previously filed and incorporated herein by reference (1).

     4.1 Warrant to Orban, Inc., dated May 31, 2000, previously filed on Form 8-K/A on October 12, 2000 and incorporated herein by reference.

     4.2  Form of Stock Purchase Warrant dated May 30, 2000 (2).

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

     10.4 Employment Agreement dated June 23, 1999 between Gary D. Clarkson and the Company (2).

     10.5 Employment Agreement dated May 31, 2000 between Robert A. Orban and the Company (2).

     10.6 Employment Agreement dated March 9, 2001 between Charles Jayson Brentlinger and the Company (2).

     10.7 Employment Agreement dated March 9, 2001 between James Seemiller, ATB Broadcasting Corporation and the Company (2).

     13   2000 Annual Report to Security Holders (filed with this amendment
          No.1)

     21   Subsidiaries of the Registrant (2).

     23   Consent of Deloitte & Touche LLP - (filed with this amendment No. 1).

             (1) Incorporated by reference from the Company's Registration Statement on Form S-18 which was effective October 14, 1983, and subsequent filings in a timely manner.
             (2) Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2000


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

                                 CIRCUIT RESEARCH LABS, INC.
                                 Registrant
Date:  May 21, 2001              By     /s/ Charles Jayson Brentlinger
                                 Charles Jayson Brentlinger, Chief Executive
                                 Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 21, 2001              By     /s/ Charles Jayson Brentlinger
                                 Charles Jayson Brentlinger, Chief Executive
                                 Officer and Chairman of the Board

Date:  May 21, 2001              By     /s/ Gary D. Clarkson
                                 Gary D. Clarkson, Secretary and Treasurer,
                                 Vice President and General Manager

Date:  May 21, 2001              By     /s/ Carl E. Matthusen
                                 Carl E. Matthusen, Director

Date:  May 21, 2001              By     /s/ Robert A. Orban
                                 Robert A. Orban, Director and Chief Engineer

Date:  May 21, 2001              By
                                 Phillip T. Zeni, Director

Date:  May 21, 2001              By     /s/ James Seemiller
                                 James Seemiller, Chief Financial Officer,
                                 Vice President of Sales, Marketing and
                                 New Business Development

Date:  May 21, 2001              By     /s/ Robert McMartin
                                 Robert McMartin, Controller

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

The Company's main product lines control the audio quality and range of radio and television audio reception including generators that allow radio and television stations to broadcast in stereo. Professional sound reinforcement and digital audio test equipment is also produced creating a wide range of applications.

SELECTED FINANCIAL INFORMATION

                                         Years Ended December 31
                            2000 [A]     1999       1998       1997       1996
                          (restated)
Operating Highlights
Net sales                 $7,259,910 $1,016,807 $1,516,613 $1,953,521 $2,524,870
Other income                  18,170     38,078  1,033,940     11,184     16,860
                           ---------  ---------  ---------  ---------  ---------
Total revenues             7,278,080  1,054,885  2,550,553  1,964,705  2,541,730
Net (loss) income         (2,258,121)  (260,229)     9,011   (262,296)   123,160
Net (loss) income per
   Common share - basic
   and diluted                ($1.28)    ($0.28)     $0.01     ($0.22)     $0.10
Weighted average number
   of common shares
   outstanding-basic and
   diluted                 1,770,625    916,940    948,788  1,195,364  1,195,364

Balance Sheet Highlights

Current assets            $4,435,549 $1,095,588 $1,098,837 $1,263,249 $1,431,175
Current liabilities        2,287,083    150,479    160,007    195,746    239,811
Total assets              13,058,888  1,834,691  1,532,574  1,846,598  2,169,590
Long-term obligations      8,738,466          0          0    105,656    122,287
Total liabilities         11,025,549    150,479    160,007    301,402    362,098
Stockholders' equity       2,033,339  1,684,212  1,372,567  1,545,196  1,807,492
No cash dividends have
   been declared.

Key Statistics

Current ratio                   1.94       7.28       6.87       6.45       5.97
Working capital           $2,148,466   $945,109   $938,830 $1,067,503 $1,191,364
Order backlog             $1,869,408    $20,200    $53,785   $138,570   $228,350
Employees                         88         17         22         24         35

[A] See note 10 to the consolidated financial statements

Circuit Research Labs, Inc.
2522 W.Geneva Drive
Tempe, Arizona 85282

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

Our goal over the next year is to grow our combined company, with many new models targeted to additional new markets. Orban / CRL will introduce our Opticodec line of Digital Encoders and Decoders later this month at the National Association of Broadcasters Convention in Las Vegas. This new product line gives Orban / CRL our first Digital Transmission System for the use over the Internet as well as ISDN, ATM and Frame Relay phone lines with it's TCP/IP address ability.

The combined operation of Orban / CRL provides many new products and product lines. The efficiencies of scale and management will reduce operational expenses of both companies. With the addition of Bob Orban, co-founder of Orban, to our Board of Directors, and our superstar management team additions of Jim Seemiller Vice President / CFO overseeing Sales and Marketing, Greg Ogonowski, Vice President of Product Development, Bill Devitt, Vice President of Manufacturing and Production, Robert McMartin as Company Controller and Henk Mensinga as Director of Sales, we now have the team to grow, operate efficiently and make it all work.

Our working relationship with Harman International made the Orban purchase possible, and has allowed Orban / CRL the ability to extend the credit terms beyond the original contractual obligations. Our current understanding with Harman will result in a restructuring of both short and long-term debt. This will be possible after holders of the private placement shares exercise their options, which total over $6.0 million, if all the warrants are exercised. The majority of these funds would be used to reduce the Harman debt along with providing Orban / CRL with additional cash reserves.

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

Sincerely,

/s/ Charles Jayson Brentlinger
Charles Jayson Brentlinger
President, CEO, Chairman
Circuit Research Labs, Inc.
CRL Systems, Inc. Nevada dba: Orban
CRL International, Inc.

Corporate Overview

Founded in 1974 as broadcast industry consultants, CRL built upon its understanding of the broadcast industry's needs by expanding into product development and manufacturing. In 1978, the Company was incorporated and, in late 1983, became registered as a public company on the NASDAQ stock exchange. Until March 31, 1998, Circuit Research Labs, Inc. was listed on the NASDAQ Small Cap market.

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

Corporate Strategy

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc., a wholly-owned subsidiary of Harman International Industries, Inc. (NYSE:
HAR). Including the $500,000 previously paid to Orban in 1999, the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance a combination of short-term and long-term seller financing. In order to raise the cash necessary for the purchase, the Company sold approximately $1,171,000 in common stock through a private placement, the Company's majority shareholder, Charles Jayson Brentlinger, advanced $150,000 to the Company, and the Company's Tempe, Arizona office building was mortgaged for $335,000. The seller financing consists of a $5 million long-term (Tranche A) and a $3.5 million short-term (Tranche B) note to Orban, Inc. The Asset Sale Agreement between CRL Systems and Orban, Inc. ("the Asset Sale Agreement") contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the cash purchase price to CRL Systems, with the difference due to Orban as liquidating damages. The note has since been extended to April 30, 2002 with Orban retaining the option to rescind the agreement.

The Company has received several extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Harman extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note has subsequently been extended several times without fees or other significant changes to the original terms of the note and is now due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, has been extended to September 30, 2001 with the quarterly principal payments deferred until April 30, 2002. Interest only payments are payable monthly for both notes.

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

Based in San Leandro, California, Orban is a leading manufacturer of audio processing for radio and TV stations worldwide. Orban has approximately 77 employees and net sales of approximately $6.5 million for the seven months ended December 31, 2000. CRL will retain the Orban brand and employees, including founder and chief engineer Bob Orban.

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

Circuit Research Labs, Inc.'s Principal Products

Audio Processing Products

Audio processing equipment produced by our company is used by radio and television stations, Internet webcasters, entertainers and recording studios. Audio processing is a complex technology, but put in simple terms, our audio processing products control what an audio broadcast sounds like to the listener. For example, audio processing controls the amount of bass and treble heard by the listener. Another important feature of audio processing is controlling the volume, or loudness of the broadcast. Most audio programming constantly varies in volume. Our audio processing equipment removes these loudness variations so radio listeners and TV viewers do not have to constantly adjust the volume of their radio and TV sets.

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

Our Orban division manufactures audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brands. Our CRL division also manufactures audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. The combined product line can be separated into four different series or product families, FM Series, AM Series, TV Series and Other.

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

Other CRL FM Products include the Millennium, a complete digital audio processor, the SG-800A Stereo Generator and the SCA-300B Subcarrier Generator.

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

CIRCUIT RESEARCH LABS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATIONS
The following tables set forth financial information for each of the four quarters of the year ended December 31, 2000 and for the years ended December 31, 2000 and 1999.

                                           2000 Quarters Ended
                               March 31      June 30 September 30  December 31

Net sales                      $208,068   $1,039,679   $3,111,152   $2,901,011
Other income                     16,211          736          234          989
                                 ------          ---          ---          ---
Total revenues                 $224,279   $1,040,415   $3,111,386   $2,902,000
                                =======    =========    =========    =========
Gross profit on net sales      $117,081     $483,604   $1,474,229     $842,346
Gross profit percent              56%          47%          47%          29%
Net loss                      ($206,848)   ($455,233)   ($500,110) ($1,095,930)
Net loss percent of net
  sales                           99%          44%          16%          38%
Loss per share - basic and
  diluted                       ($0.17)      ($0.29)      ($0.24)      ($0.50)


                                          Years Ended December 31
                                                2000         1999

Net sales                                 $7,259,910   $1,016,807
Other income                                  18,170       38,078
                                              ------       ------
Total revenues                            $7,278,080   $1,054,885
                                           =========    =========
Gross profit on net sales                 $2,917,260     $775,511
Gross profit percent                           40%          76%
EBITDA (1)                                  (615,573)    (264,446)
Net loss                                 ($2,258,121)   ($260,229)
Net loss  percent of net sales                 31%          26%
Loss income per share - basic and
  diluted                                    ($1.28)      ($0.28)

(1) EBITDA is defined as operating loss before depreciation and amortization.

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

Subsequent to the issuance of the Company's 2000 financial statements and the filing of the Company's annual report on Form 10-KSB, the Company's management determined that sales totalling $275,060 that was recorded in 2000 should have been reversed due to their subsequent return by the customer in the first quarter of 2001. As a result, the 2000 financial statements have been restated from the amounts previously reported to reflect the reversal of this sale (see note 10 to the financial statements).

The following discussion and analysis has been modified to reflect the changes resulting from the restatement.

Net sales in 2000 were $7.3 million compared to $1.0 million for 1999. Included in the net sales for 2000 are $6.5 million in revenues for the sale of Orban products for the seven months ended December 31, 2000. Sales under the CRL division decreased by 30% due to a slow down in demand for the division's audio processing equipment, in both the domestic and international markets.

Cost of goods sold in 2000 was $4.3 million compared to $241,000 in 1999 and gross profit in 2000 was $2.9 million compared to $776,000 in 1999. Each of these increases was attributable to the Company's acquisition of the Orban assets on May 31, 2000. Gross profit as a percentage of revenues decreased to 40% in 2000 as compared to 76% in 1999. The decrease is a result of valuation reserves placed on inventory held at the CRL division in 1998. In the fourth quarter of 1999, $303,000 in valuation reserves were reversed once the Company resumed production and certain inventory items reserved for at December 31, 1998 were sold. This led to an unusually high margin in 1999 compared to previous years. In addition, ninety percent of the current year sales were attributable to Orban products, which have historically had lower gross profit percentages than products from the CRL division.

Selling, general and administrative expense ("SG&A") in 2000 was $2,480,000, an increase of 204% over the $817,000 reported in 1999. As a percentage of net revenue, SG&A decreased from 80% in 1999 to 34% in 2000. The increase in SG&A expense is due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increase in revenues following our acquisition of the Orban assets. The fixed component of SG&A has also increased due to the additional personnel in sales and marketing and administration and cost related to operating the Orban business following the May 31, 2000 acquisition.

Research and development expense was $1,052,000 in 2000, an increase of 372% over $223,000 in 1999. The increase resulted from both an increase in the number of engineering staff at CRL and research and development activities at Orban, which we continued at pre-acquisition levels.

Other expense for the year ended December 31, 2000 was $759,000, of which $638,000 represents interest and fees paid to Harman in connection with the seller carry-back loan that financed a portion of our purchase of the Orban assets. In 1999, CRL did not incur any interest expense.

Operationally, the Company is reporting a $616,000 loss before interest, taxes, depreciation and amortization (EBITDA) that represents 27% of the net loss of $2,258,000 in 2000 as compared to 1999 where the negative EBITDA of $264,000 represented 102% of the $260,000 net loss. This is primarily due to the amortization of goodwill and the interest expense incurred by acquisition of Orban.

FINANCIAL POSITION

Net cash provided from operating activities in 2000 was $346,000 as compared to a use of cash by operating activities of $673,000 during 1999. The difference is primarily accounted for as a result of the increase in non-cash expense items of depreciation and amortization and the Company's increase in payables.

Net cash used in investing activities of ($2,235,000) primarily reflects cash used for the acquisition of Orban in 2000. In 1999, the net cash used primarily reflects capital expenditures and equity investments.

Net cash provided by financing activities was $2,099,000 in 2000 and included proceeds from the issuance of common stock related to the private placement and proceeds from debt.


WORKING CAPITAL

Working capital at December 31, 2000 was $2.1 million compared to $945,000 at December 31, 1999.

During the fiscal year ending December 31, 2001, the Company's principal working capital requirements are to pay normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows. In addition the Company has $483,000 of debt payments due by December 31, 2001. The Company's President, Mr. Charles Jayson Brentlinger, has committed to exercise his options if necessary to satisfy the Company's debt payment requirements, if operating cash flows are inadequate.

CIRCUIT RESEARCH LABS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
YEARS ENDED DECEMBER 31, 1999 AND 1998

RESULTS OF OPERATIONS

The following tables set forth financial information for each of the four quarters of the year ended December 31, 1999 and for the years ended December 31, 1999 and 1998.


                                             1999 Quarters Ended
                               March 31      June 30 September 30  December 31

Net sales                      $374,293     $274,683     $196,000     $171,831
Other income                     13,608        6,619        7,795       10,056
                                 ------        -----        -----       ------
Total revenues                 $387,901     $281,302     $203,795     $181,887
                                =======      =======      =======      =======

Gross profit on net sales      $130,626     $ 64,031     $ 88,486     $492,368
Gross profit percent              35%          23%          45%         287%

Net (loss) income             $(170,524)    $(56,295)   $(134,273)    $100,863
Net (loss) income
  percent of net sales           (46%)        (20%)        (69%)         59%

(Loss) income per share -
  basic and diluted             $(.21)       $(.07)       $(.16)       $.08


                                          Years Ended December 31
                                              1999         1998

Net sales                                 $1,016,807   $1,516,613
Other income                                  38,078    1,033,940
                                              ------    ---------
Total revenues                           $ 1,054,885   $2,550,553
                                           =========    =========

Gross profit on net sales                   $775,511     $247,528
Gross profit percent                           76%          16%
EBITDA (1)                                 $(264,446)   $(780,509)
Net (loss) income                          $(260,229)      $9,011
Net (loss) income percent of net sales        (26%)         .1%
(Loss) income per share - basic and diluted  $(.28)       $ .01

(1) EBITDA is defined as operating income (loss) before depreciation and amortization.

The primary factor affecting the results of the Company's 1999 operations compared to 1998 was the Board of Directors' proposed dissolution of the Company. Production was stopped and personnel were terminated in anticipation of the dissolution. Following the sale of stock on September 30, 1999 to Charles Jayson Brentlinger, the Board of Directors voted not to dissolve the corporation, production was resumed and new personnel were hired. The decrease in sales was a direct result of customers not buying the Company's products due to the proposed dissolution. Net sales in 1999 decreased 33% to $1,017,000 as compared to $1,517,000 for 1998.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Circuit Research Labs, Inc and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the accompanying 2000 financial statements have been restated.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

April 16, 2001
(May 17, 2001 as to Notes 4 and 10)

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS (Note 4)                                      2000         1999
                                               (As Restated,
                                                see Note 10)
CURRENT ASSETS:
    Cash                                           $272,203      $62,597
    Securities available-for-sale                         0      383,905
    Accounts receivable, less allowance
      for doubtful accounts of
      $15,000 in 2000 and $9,700 in 1999            727,001       47,662
    Inventories (Note 2)                          3,258,683      561,205
    Prepaid expenses and other                      156,008       40,219
    Advances to shareholders                         21,654            0
                                                  ---------    ---------
          Total current assets                    4,435,549    1,095,588

PROPERTY, PLANT AND EQUIPMENT - Net (Note 3)      1,809,355      440,888
DEFERRED ACQUISITION COSTS                                0      298,215
OTHER ASSETS                                         39,000
GOODWILL (Net of Amortization of $615,908)        6,774,984            0
                                                  ---------    ---------

TOTAL                                           $13,058,888   $1,834,691
                                                 ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                               $836,965      $70,732
    Accrued salaries and benefits                   283,226       34,684
    Accrued professional fees                       100,198       30,933
    Customer deposits                               275,502        3,623
    Other accrued expenses and liabilities          282,912       10,507
    Due to shareholders                              25,000            0
    Current portion of long-term debt (Note 4)      483,280            0
                                                    -------      -------
          Total current liabilities               2,287,083      150,479
                                                  ---------      -------

LONG-TERM DEBT, LESS CURRENT PORTION (Note 4)     8,738,466            0
                                                  ---------      -------
         Total liabilities                       11,025,549      150,479
                                                 ----------      -------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 - continued               2000         1999
                                               (As Restated,
                                                see Note 10)
STOCKHOLDERS' EQUITY (Notes 4, 5 and 6):
 Preferred stock, $100 par value -
   authorized, 500,000 shares,
     None issued
 Common stock, $.10 par value -
   authorized, 20,000,000 shares; issued
     2,269,522 in 2000 and 1,195,364 in 1999        226,952       59,768
 Additional paid-in capital                       4,077,538    1,637,474
 Accumulated deficit                             (2,271,151)     (13,030)
                                                  ---------    ---------
         Total stockholders' equity               2,033,339    1,684,212
                                                  ---------    ---------
TOTAL                                           $13,058,888   $1,834,691
                                                 ==========    =========

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000         1999
                                               (As Restated,
                                                see Note 10)

NET SALES (Note 8)                               $7,259,910   $1,016,807
COST OF GOODS SOLD                                4,342,650      241,296
                                                  ---------      -------
Gross profit                                      2,917,260      775,511
                                                  ---------      -------

OPERATING EXPENSES
    Selling, general and administrative           2,480,337      816,516
    Research and development                      1,052,496      223,441
    Depreciation                                    267,581       33,861
    Amortization                                    615,908
                                                    -------      -------
Total operating expenses                          4,416,322    1,073,818
                                                  ---------    ---------
LOSS FROM OPERATIONS                             (1,499,062)    (298,307)
                                                  ---------      -------
OTHER (INCOME) EXPENSE:
    Interest and other income                       (18,170)     (38,078)
    Interest and other expense                      777,229            0
                                                    -------      -------

Total other (income) expense                        759,059      (38,078)
                                                    -------      -------

LOSS BEFORE INCOME TAX                           (2,258,121)    (260,229)

INCOME TAX (Note 7):                                      0            0
                                                  ---------      -------
NET LOSS                                        ($2,258,121)   ($260,229)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED        ($1.28)      ($0.28)

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  Retained
                      Common Stock   Additional   Earnings
                                       Paid-in  (Accumulated Treasury
                    Shares   Amount    Capital     Deficit)   Stock     Total
BALANCE,
  January 1,
  1999            1,195,364 $119,536 $1,187,472  $247,199 ($181,640) $1,372,567
Sale of treasury stock                  390,234             181,640     571,874

Net loss                                         (260,229)             (260,229)
                     ------   ------    -------   -------    ------     -------
BALANCE,
  December 31,
  1999            1,195,364  119,536  1,577,706   (13,030)        0   1,684,212

Issuance of
common shares     1,074,158  107,416  1,449,832                       1,557,248

Issuance of
Warrants                              1,050,000                       1,050,000

Net loss (as restated,
see Note 10)                         (2,258,121)                     (2,258,121)
                  ---------  -------  ---------    -------   ------  ---------

BALANCE,
  December 31,
  2000 (as restated,
  see Note 10)    2,269,522 $226,952 $4,077,538 ($2,271,151)     $0  $2,033,339
                  =========  =======  =========   =========  ======   =========

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000         1999
                                               (As restated,
                                                See Note 10)
OPERATING ACTIVITIES:
Net loss                                        ($2,258,121)   ($260,229)
Adjustments to reconcile (net loss) to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                  883,489       33,861
     Loss on disposal of assets                                    5,930
     Decrease in inventory reserves                 (56,258)    (317,122)
     Changes in assets and liabilities:
       Accounts receivable                          385,173       40,280
       Inventories                                  136,513      140,284
       Prepaid expenses and other                   256,974       29,343
       Deferred acquisition costs                                298,215
       Accounts payable and other accrued expenses  997,594       11,472
                                                    -------      -------
        Net cash provided by (used in)
          operating activities                      345,904     (673,082)

INVESTING ACTIVITIES:
     Capital expenditures                           (32,316)     (51,942)
     Purchase of securities                                     (870,198)
     Proceeds from sale or maturity of securities   383,905      973,254
     Purchase of net assets of Orban, Inc.       (2,586,881)           0
                                                  ---------      -------
        Net cash (used in) provided by
          investing activities                   (2,235,292)      51,114

FINANCING ACTIVITIES:
     Proceeds from debt                             430,341
     Principal payments on long-term debt           (11,095)     (16,000)
     Proceeds from shareholder advances and debt    122,500
     Proceeds from sale of common stock           1,557,248
     Sale of treasury stock                               0      571,874
                                                  ---------      -------
        Net cash provided by
          financing activities                    2,098,994      555,874
                                                  ---------      -------

        NET INCREASE (DECREASE) IN CASH             209,606      (66,094)


CASH, BEGINNING OF YEAR                              62,597      128,691
                                                    -------      -------
CASH, END OF YEAR                                  $272,203      $62,597
                                                    =======       ======
SUPLEMENTAL CASH FLOW INFORMATION
        Cash paid for interest                     $774,829           $0
                                                    =======       ======
        Sale of assets in exchange for
          balance on notes payable                       $0       $5,000
                                                         ==        =====

              CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     2000         1999
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Purchase of net assets of Orban, Inc.:
    Fair value of net assets acquired,
     including goodwill                         $12,640,096
    Debt issued to seller                        (8,500,000)
    Fair values of warrants issued to seller     (1,050,000)
    Debt issued to stockholder                     (205,000)
    Costs paid in 1999                             (298,215)
                                                    -------
    Cash paid                                    $2,586,881
                                                  =========

See notes to consolidated financial statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 (Restated) AND 1999


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

Circuit Research Labs, Inc. (the "Company" or "CRL") is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets worldwide.

Principles of Consolidation - The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries: CRL Systems, Inc. ("CRL Systems") and CRL International,
Inc. (collectively, the "Company").   Significant intercompany accounts
and transactions have been eliminated in consolidation.

On May 31, 2000, CRL Systems acquired the net assets of Orban, Inc. ("Orban"), a wholly owned subsidiary of Harman International Industries, Inc. Including the $500,000 non-refundable deposit previously paid to Orban, the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance was financed through a combination of short-term and long-term seller financing. In addition to the stated purchase price, CRL issued to Orban, Inc. warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants were valued at $1,050,000 at the time of the purchase to be part of the total purchase price of $11,550,000. The Asset Sale Agreement between CRL Systems and Orban contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Orban as liquidating damages. The note has since been extended to April 30, 2002 with Orban retaining the option to rescind the agreement. As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and operates a portion of its business under the "Orban" trade name.

The acquisition has been accounted for as a purchase and accordingly the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $7.1 million is being amortized over 7 years. After the acquisition, the majority of the Company's revenues are derived from the sale of Orban products, totalled $6,500,000 during the seven months ended December 31, 2000.

The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Orban as if the acquisition had occurred on January 1 of that period after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, corporate general and administrative expenses, and income taxes. This pro-forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and Orban had been combined during such periods. Moreover, the pro-forma summary is not intended to be indicative of the results of operations to be attained in the future.

                                                   Twelve Months Ended
                                                       December 31
                                                    2000         1999

Net revenues                                    $12,255,000  $13,385,000
Net loss                                         (1,647,000)  (1,799,000)
Net loss per common share                           (.93)       (1.05)


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

f. Revenue is recognized on sales of products when the risks and rewards of ownership transfer to customers, which is generally at the time of shipment. No significant obligations remain after the product is shipped. Sales returns are generally not accepted unless under a warranty claim.

g. Research and development costs are charged to expense as incurred.

h. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the tax rates that will be in effect when these differences reverse.

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

j. Income (loss) per share - SFAS No. 128. "Earnings Per Share", requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between numerators and denominators of basic and diluted earnings per share calculations. Loss per share amounts for the years ended December 31, 2000 and 1999 are calculated using only weighted average outstanding shares of 1,770,265 and 916,940 respectively. Options and warrants to purchase 1,026,500 and 1,708,158 shares respectively, of common stock for the year ended December 31, 2000 were not used in computing diluted earnings per share because the result would be anti-dilutive. Options to purchase 1,342,500 shares of common stock for the year ended December 31, 1999 were not used in computing diluted earnings per share because the result would be anti-dilutive.

k. New accounting pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 and its related amendments and interpretations, which will be effective for the Company's financial statements as of January 1, 2001, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard will not have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

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

2. INVENTORIES

Inventories consist of the following at December 31:
                                                     2000         1999


Raw materials and supplies                       $2,062,311     $344,116
Work in process                                   1,262,536      214,933
Finished goods                                      774,836      382,156
                                                    -------      -------
Total                                             4,099,683      941,205
Less obsolescence reserve                           841,000      380,000
                                                    -------      -------
Inventories, net                                 $3,258,683     $561,205
                                                  =========      =======

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:
                                                     2000         1999

Land                                               $130,869     $130,869
Building and improvements                           874,697      503,000
Furniture and fixtures                              927,227      285,167
Machinery and equipment                           1,135,395      518,272
                                                  ---------      -------
                                                  3,068,188    1,437,308
Less accumulated depreciation                     1,258,833      996,420
                                                  ---------      -------
Property, plant and equipment - net              $1,809,355     $440,888
                                                  =========      =======

4. LONG-TERM DEBT

Long term-debt at December 31, 2000 consisted of the following:

Orban, Inc. Tranche A Note                       $5,000,000
Orban, Inc. Tranche B Note                        3,500,000
Note to shareholder                                 193,859
Note to shareholder                                  97,500
Mortgage note                                       362,000
Employee note                                        68,387
                                                     ------
Total long-term debt                             $9,221,746
Less current portion                                483,280
                                                    -------
Total long-term debt, less current portion       $8,738,466
                                                  =========

In conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc., CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralized by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". In addition all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due in the notes.

The Company has received several payment extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Orban, Inc. extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note has subsequently been extended several times without fees or other significant changes to the original terms of the note and is now due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, has been extended to September 30, 2001 with the remaining quarterly principal payments deferred until April 30, 2002. Interest only payments are payable monthly for both notes.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a shareholder, the total of which is included in the current portion of long-term debt at December 31, 2000.
The note is due May 14, 2001 and accrues interest of 7.5 percent per annum starting at the original date of the note of June 21, 2000, which is payable at maturity. The note has subsequently been extended to August 14, 2001.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years.

During the second quarter of 2000, the Company's president, Charles Jayson Brentlinger, loaned the Company $195,000 in a short-term non-interest bearing advance. On November 30, 2000, Mr. Brentlinger converted his loan to the Company to purchase 156,000 shares of the Company's common stock for $1.25 per share under the 1999 stock purchase agreement between him and the Company.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at 15.25 percent per annum, payable monthly, and the full principal balance was to be paid on November 30, 2000. Prior to the December 2000 extended maturity date, the Company refinanced the unpaid balance into two new mortgage agreements for $300,000 and $62,000. The notes bear interest at 11.75 percent per annum and 14.75 percent per annum respectively. Principal and interest payments are payable monthly for both notes commencing in February 2001 using a 12-year amortization period and requiring a balloon payment at the end of the five-year term.

On June 12, 2000, the Company entered into a promissory note for $68,387 from an employee. The note bears interest at 12 percent per annum. All principal and interest was due September 12, 2000; however, the maturity date has been extended to June 30, 2001. The note is unsecured.

The following represents the principal maturities for the five years subsequent to December 31, 2000:

  2001             $483,280
  2002            5,316,566
  2003            3,072,546
  2004               54,958
  2005               22,764
Thereafter          271,632
                    -------
Total            $9,221,746
                  =========

The Company leases certain facilities under a noncancellable operating lease which renews in 2001. The total minimum rental commitment at December 31, 2000 is $473,000 through the November 30, 2001 expiration date. A portion of these facilities is sublet out on a month-to-month basis. Net rental expense for the year ended December 31, 2000 was $194,000.

5. STOCKHOLDERS' EQUITY

On July 7, 2000, the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all shareholders of record as of the close of business on July 31, 2000. All share and per share amounts included in the accompanying financial statements have been retroactively adjusted to give effect to the stock dividend.

During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 708,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the agreement, each unit consists of one share of the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty-day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the subscription agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the subscription agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of Company's common stock. As of December 31,2000, none of the warrants have been exercised.

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

In September 1999, the Company entered into two stock agreements with its president Charles Jayson Brentlinger. The first, pursuant to the terms of a stock purchase agreement, required the President to purchase 342,500 shares of the Company's common stock at $1.25 per share within 1 year. Prior to such date, he purchased 160,000 shares under the agreement. On October 20, 2000, the purchase date was extended to December 31, 2000. As of December 31, 2000 he remained obligated to purchase 26,500 shares on or before December 31, 2000 for a total price of $33,125. In consideration of the cash advances received from the president to the Company, the Board of Directors issued a resolution extending the terms of the stock purchase agreement to February 8, 2001 at which time Mr. Brentlinger fulfilled his remaining obligation.

The second was a grant of stock options, which vested immediately, for options to purchase 1,000,000 shares over the next 5 years for $1.25 per
share.  No options have been exercised under this grant.   Mr Brentlinger
has committed to exercise his options, if necessary, in order to satisfy the Company's debt payments, if operating cash flows are inadequate.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1999 would have been increased to the pro forma amounts indicated below:

   Net loss - as reported                   $ (260,229)
   Net loss - pro forma                       (730,863)
   Loss per share - as reported                   (.28)
   Loss per share - pro forma                     (.79)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield, expected volatility of 85%, risk-free interest rate of 6.25%, and expected lives of two years.

There would have been no compensation expense under SFAS No. 123 in the year ended December 31, 2000.

7. INCOME TAXES

The principal reasons for the difference between the income tax benefit provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

                                                     2000         1999

Federal tax at statutory rates                    ($767,800)    ($88,500)
State tax at statutory rates                       (135,500)     (15,600)
Officer's life insurance proceeds                         0      (13,200)
Officer's life insurance                                  0        1,600
Increase in valuation allowance                     903,300      115,700
                                                    -------      -------
Total                                                    $0           $0
                                                    =======      =======

At December 31, deferred taxes represent the tax effect of temporary differences related to:
                                                     2000         1999
Current deferred taxes:
Inventory capitalization                           $138,400      $89,200
Prepaid expenses                                     (4,800)     (13,100)
Inventory obsolescence reserve                      336,200      151,900
Allowance for doubtful accounts                       6,100        3,800
Warranty and other accruals                          99,300            0
Deferred tax valuation allowance                   (575,200)    (231,800)
                                                    -------      -------
Total                                                    $0           $0
                                                    =======      =======

                                                     2000         1999
Non-current deferred taxes:
Goodwill amortization                              $131,400           $0
Depreciation and amortization                       (61,200)     (25,900)
Operating loss carry forward                        956,000      446,300
Other                                                     0       46,000
Federal general business credit carry forward        65,400       65,400
Deferred tax valuation allowance                 (1,091,700)    (531,800)
                                                  ---------      -------
Total                                                    $0           $0
                                                  =========      =======

At December 31, 2000, a valuation allowance totalling $1,666,900 was recorded which relates to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $2,391,000, which expire through 2020, are available for federal income tax purposes.

8.  SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

The Company manufactures and distributes audio processing and Radio and TV studio equipment. The Company's primary end user market is Radio and TV stations and also the Internet market. The chief operating decision makers are provided information about revenues generated by product line, with all products having similar production processes, customers and distribution channels. The Company's long-lived assets are all located in the United States.

Sales during the years ended December 31, 2000 and 1999 were conducted primarily through wholesale distributors and dealers. In 2000, approximately 33% of the net sales where generated from one wholesale distributor while in 1999 there were no wholesale distributors that accounted for 10% or more of net sales.

International sales in 2000 and 1999 totalled approximately $3,148,000 and $501,000, respectively. International sales are made through the Company's wholly-owned foreign sales corporation CRL International, Inc. The Company requires that all export sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 2000 or 1999.

The Company's export sales by region as determined by customer location are as follows:

Region                           2000     %          1999     %

Europe                       $1,679,659   53%       $42,000    8%
Pacific Rim                     731,994   23        253,000   50
Latin and South America         527,618   17         23,000    5
Canada and Mexico               179,339    6         94,000   19
Other                            27,408    1         89,000   18
                                 ------  ---         ------  ---
Total                        $3,148,017  100%      $501,000  100%
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

10.  RESTATEMENT

Subsequent to the issuance of the Company's 2000 financial statements, the Company's management determined that sales totalling $275,060 that were recorded in 2000 should have been reversed due to their subsequent return by the customer. As a result, the 2000 financial statements have been restated from the amounts previously reported to reflect the reversal of this sale as follows:

                                      As Previously
                                        Reported       As Restated
At December 31, 2000:
   Accounts receivable                 $1,002,061        $727,001
   Accumulated deficit                 (1,996,091)     (2,271,151)
   Total stockholders' equity           2,308,399       2,033,339

For the year ended
December 31, 2000:
   Sales                                7,534,970       7,259,910
   Net loss                            (1,983,061)     (2,258,121)
   Loss per share - basic and diluted     (1.12)          (1.28)

Because the inventory that was involved in the sale had been determined to be unsaleable inventory in a prior year and had no carrying value, the sales return did not affect either inventory or cost of sales.

Circuit Research Labs, Inc.

STOCK MARKET INFORMATION

The Company's common stock is publicly traded on the OTC Bulletin Board (NASDAQ symbol: CRLI) and commenced trading on November 4, 1983. As of March 30, 2001, there were 2,296,022 shares of common stock issued and outstanding, with an estimated 450 stockholders of record. The following table sets forth the high and low closing bid prices as reported by the National Association of Securities Dealers Automated Quotations (NASDAQ). The high and low closing bid prices have been adjusted to reflect a 100% stock dividend that was effective on August 15, 2000.


                                        2000 - Quarters Ended

                         March 31       June 30  September 30   December 31
Bid Quotation Range

High                        $7.50         $7.00        $10.75         $9.88
Low                         $1.00         $2.50         $4.25         $4.50


                                        1999 - Quarters Ended

                         March 31       June 30  September 30   December 31
Bid Quotation Range

High                        $1.16         $1.25         $1.25         $1.44
Low                          $.72          $.75          $.75          $.56


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

Additional Information:

A copy of Circuit Research Labs, Inc.'s current Form 10-KSB/A has been filed with the Securities and Exchange Commission and is available on request without charge by writing to the Company's corporate headquarters and marked: Attention: Investor Relations.

                                   Exhibit 23
                        Consent of Deloitte & Touche LLP


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration
Statement Nos. 33-82176 and 333-50920 of Circuit Research Labs,
Inc. on Forms S-8 of our report dated April 16, 2001, May 17, 2001 as to Notes 4 and 10, (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in
Note 10) incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 2000.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
May 17, 2001