Form 10QSB
period 2001-03-31
CIRCUIT RESEARCH LABS INC
filed 2001-05-21
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001
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

               YES    X                           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                      Outstanding at
           Class                      March 31, 2001

      Common stock, $.10 par value    2,296,022

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                      INDEX



                                                          Page
                                                         number



Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         March 31, 2001 (Unaudited) and
         December 31, 2000                                 2

       Consolidated Condensed Statements of
         Operations - Three months ended
         March 31, 2001 and 2000 (Unaudited)               4

       Consolidated Condensed Statements of Cash
         Flows -  Three months ended March 31, 2001
         and 2000 (Unaudited)                              5

       Notes to Consolidated Condensed Financial
         Statements (Unaudited)                            6


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                     9



Part II. OTHER INFORMATION:


   Item 5.   Other Information                            12

   Item 6.  Exhibits and Reports on Form 8-K              12

   Signatures                                             13

                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,   December 31,
                                                    2001          2000
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                      $282,540      $272,203
     Accounts receivable, less allowance for
       doubtful accounts of  $26,000
       at March 31, 2001 and  $15,000 at
       December 31, 2000                          1,126,454       727,001
    Inventories:
        Raw materials and supplies                1,986,473     2,061,872
        Work in process                           1,413,609     1,262,536
        Finished goods                              660,587       774,836
                                                    -------       -------
        Total inventories, net of obsolescence
          reserve of $841,000
          at March 31, 2001 and at December
          31, 2000                                3,220,108     3,258,683

    Prepaid expenses and other                      158,196       156,008
    Advances to shareholders                         19,336        21,654
                                                     ------        ------

    Total current assets                          4,806,634     4,435,549
                                                  ---------     ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                            130,869       130,869
    Building and improvements                       874,697       874,697
    Furniture and fixtures                          927,227       927,227
    Machinery and equipment                       1,133,225     1,135,395
                                                  ---------     ---------

    Total                                         3,066,018     3,068,188
    Less accumulated depreciation                 1,356,053     1,258,833
                                                  ---------     ---------
        Property, plant and equipment - net       1,709,965     1,809,355

OTHER ASSETS                                         40,450        39,000

GOODWILL - (Net of accumulated amortization of
            $879,868 at March 31, 2001 and
            $615,908 at December 31,2000)         6,511,024     6,774,984
                                                  ---------     ---------
TOTAL                                           $13,068,073   $13,058,888
                                                 ==========    ==========

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  March 31,   December 31,
                                                    2001          2000
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $844,112      $836,965
    Accrued salaries and benefits                   428,910       283,226
    Accrued professional fees                        87,696       100,198
    Customer deposits                               187,964       275,502
    Due to shareholders                              46,087        25,000
    Other accrued expenses and liabilities          228,872       282,912
    Long-term debt - current portion                495,569       483,280
                                                    -------       -------
        Total current liabilities                 2,319,210     2,287,083
                                                  ---------     ---------

    Long-term debt less current portion           8,724,571     8,738,466
                                                  ---------     ---------
        Total liabilities                        11,043,781    11,025,549
                                                 ----------    ----------

STOCKHOLDERS' EQUITY:
      Preferred  stock, $100 par value -
        authorized 500,000 shares, none issued
      Common stock, $.10 par value - (authorized
        20,000,000 shares, 2,296,022 issued
        as of March 31, 2001 and 2,269,522
        as of December 31, 2000)                    229,602       226,952

    Additional paid-in capital                    4,108,013     4,077,538
    Accumulated deficit                          (2,313,323)   (2,271,151)
                                                  ---------     ---------
        Total stockholders' equity                2,024,292     2,033,339
                                                  ---------     ---------
TOTAL                                           $13,068,073   $13,058,888
                                                 ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                     2001          2000

NET SALES                                        $3,907,576      $208,068

COST OF GOODS SOLD                                2,026,474        90,987
                                                  ---------        ------
      Gross profit                                1,881,102       117,081
                                                  ---------       -------
OPERATING EXPENSES:
      Selling, general and administrative         1,234,385       242,529
      Research and development                      415,905        97,611
      Total operating expenses                    1,650,290       340,140
                                                  ---------       -------
INCOME (LOSS) FROM OPERATIONS                       230,812      (223,059)

OTHER (INCOME) EXPENSE
      Interest and other income                      (6,825)      (16,211)
      Interest expense                              279,809
                                                    -------        ------
      Total other (income) expense                  272,984       (16,211)
                                                    -------        ------
NET LOSS                                           ($42,172)    ($206,848)
                                                    =======      ========
LOSS  PER COMMON SHARE -
      Basic and diluted                             ($0.02)       ($0.17)
                                                     =====         =====

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
      Basic and diluted                           2,272,725     1,200,310
                                                  =========     =========

See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                     2001          2000
OPERATING  ACTIVITIES:
Net loss                                           ($42,172)    ($206,848)
Adjustments to reconcile net loss to net cash used
  in operating activities
Depreciation and amortization                       363,350        12,492
Changes in assets and liabilities:
   Accounts receivable                             (399,453)      (13,021)
   Inventories                                       38,575       (25,988)
   Prepaid expenses and other assets                 (3,638)      (18,621)
   Deferred acquisition costs                                    (250,000)
   Accounts payable and accrued expenses             (1,249)       18,046
                                                    -------        ------
        Net cash used in operating activities       (44,587)     (483,940)
                                                     ------       -------
INVESTING ACTIVITIES:
Proceeds from sale or maturity of securities                      383,905
Capital expenditures                                               (9,791)
                                                                    -----
        Net cash used by investing activities             0       374,114
                                                         ==       =======
FINANCING ACTIVITIES:
    Proceeds from shareholder advances               23,405
    Principal payments on long-term debt             (1,606)
    Proceeds from sale of common stock               33,125       100,000
                                                     ------       -------
          Net cash provided by financing activities  54,924       100,000
                                                     ------       -------
NET INCREASE (DECREASE) IN CASH                      10,337        (9,826)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    272,203        62,597
                                                    -------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $282,540       $52,771
                                                    =======        ======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                             $279,809
                                                    =======

See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 2001 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2001 and 2000 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000 have been prepared without audit.

Certain  information  and note disclosures  normally  included  in
financial   statements  prepared  in  accordance  with  accounting
principles generally accepted in the United States of America have
been    condensed  or  omitted   pursuant  to   such  rules    and
regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It
is  suggested  that   these   Consolidated   Condensed   Financial
Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on 10-KSB/A for the year ended December 31, 2000.

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

2. Income (loss) per share amounts for the three months ended March 31, 2001 and 2000 are calculated using only weighted average outstanding shares of 2,272,725 and 1,200,310 respectively. Options and warrants to purchase 1,000,000 and 1,708,158 shares respectively, of common stock for the three months ended March 31, 2001 were not used in computing diluted earnings per share because the result would be anti-dilutive. Options to purchase 1,342,500 shares of common stock for the three months ended March 31, 2000 were not used in computing diluted earnings per share because the result would be anti-dilutive.

3. Long term-debt at March 31, 2001 consisted of the following:

    Orban, Inc. Tranche A Note       $5,000,000
    Orban, Inc. Tranche B Note        3,500,000
    Note to shareholder                 193,859
    Note to shareholder                  97,500
    Mortgage note                       360,394
    Employee note                        68,387
                                         ------
    Total long-term debt              9,220,140
    Less current portion                495,569
                                        -------
    Total long-term debt, less
      current portion                $8,724,571
                                      =========

CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban to CRL Systems. The agreement was used in conjunction with the Asset Sale Agreement between Orban, Inc. and CRL Systems, Inc. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche
A Note (the "Tranche A Note") and the Senior Subordinated Tranche
B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, originally bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralised by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". In addition, all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due on the notes.

The Company has received several payment extensions on the Tranche
A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Orban, Inc. extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note has subsequently been extended several additional times without fees or other significant changes to the original terms of the note and is now due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, has been extended to September 30, 2001 with the remaining quarterly principal payments deferred until April 30, 2002. Interest only payments are payable monthly for both notes. The Asset Sale Agreement between CRL Systems and Orban contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Orban as liquidating damages. The note has since been extended to April 30, 2001 with Orban retaining the option to rescind the agreement.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a shareholder, the total of which is included in the current portion of long-term debt at December 31, 2000. The note is due August 14, 2001 after being extended from its prior due date of May14, 2001 and accrues interest of 7.5 percent per annum starting at the original date of the note of June 21, 2000, which is payable at maturity.

The Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban, Inc. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder the Company has only made interest payments in 2001.

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

4. On February 8, 2001, Mr. Charles Jayson Brentlinger, the
President and CEO of the Company fulfilled his entire obligation of the stock purchase agreement he had entered into at the time he acquired control of the Company, by exercising the remaining options to purchase 26,500 shares for a total price of $33,125.
The Company's President, Mr. Charles Jayson Brentlinger has committed to exercise his options if necessary to satisfy the Company's debt payment requirements, if operating cash flows are inadequate.

Item.  2

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The Company had net working capital of approximately $2,487,000 and the ratio of current assets to current liabilities was 2.73 to 1 at March 31, 2001. At December 31, 2000, the Company had net working capital of approximately $2,148,000 and a current ratio of 1.94 to 1.

      Accounts receivable were $1,126,000 at March 31, 2001 compared to $727,000 at December 31, 2000 for a net increase of $399,000, or 55%. The increase was the result of increased sales for the three months ended March 31, 2001

      Total inventories were $3,220,000 at March 31, 2001 compared to total inventories of $3,259,000 at December 31, 2000. The amount of inventory stayed relatively the same with a slight decrease of $39,000, or 1% due to the just-in-time method of purchasing to conserve cash flow.

     During the fiscal year ending December 31, 2001, the Company's principal working capital requirements are to pay normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows. In addition the Company has $496,000 of debt payments due by March 31, 2002. The Company's President, Mr. Charles Jayson Brentlinger has committed to exercise his options if necessary to satisfy the Company's debt payment requirements, if operating cash flows are inadequate.

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

     Net sales for the first quarter of 2001 totaled $3,908,000 compared to the first quarter sales in 2000 of $208,000. Included in the net sales for the three months ended March 31, 2001 are $3,564,000 in revenues for the sale of Orban products. Sales under the CRL division increased by $136,000 or 65% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increased demand in CRL products was primarily due to a single order from an international customer. Without that order CRL products would continue to experience slower demand across its product lines, in both domestic and international markets.

     Cost of goods sold was 52% of net sales for the first quarter ended March 31, 2001 compared to 44% for the same period in 2000. The 8% increase in cost of goods sold is primarily due to the practice of purchasing just-in-time inventory, creating increases in the cost of raw materials because we are buying in lower quantities.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2001 was $1,234,000 an increase of 409% over $242,000 reported the first quarter of 2000. As a percentage of net revenue, SG&A decreased from 116% for the three months ended March 31, 2000 to 32% for the same period in 2001. The increase in SG&A expense is due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increase in revenues following our acquisition of the Orban assets. The fixed component of SG&A has also increased due to the additional personnel in sales and marketing and administration and cost related to operating the Orban business following the May 31, 2000 acquisition.

     Research and development expense was $416,000 in the first quarter of 2001, an increase of 325% over $98,000 for the same period in 2000. The increase resulted from both an increase in the number of engineering staff at CRL and research and development activities at Orban, which we continued at pre-acquisition levels.

       Interest and other expense 1for the first quarter of 2001 was $280,000, of which 255,000 represents interest paid to Harman in connection with the seller carry-back loan that financed a portion of our purchase cost for the Orban assets. CRL did not incur any interest expense for the three months ended March 31, 2002.

       Operationally, the Company is reporting $594,000 in income before interest, taxes, depreciation and amortization (EBITDA). as compared to the same period in 2000 where the negative EBITDA of $211,000. This is primarily due to the amortization of goodwill and the interest expense incurred by the acquisition of Orban.

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

Item 6.  Exhibits and Reports on Form 8-K

                           Exhibit Index

      (a) Exhibits No.

           13 Annual Report on Form 10-KSB/A previously filed on May 21, 2001 and incorporated herein by reference.

      (b) Reports on Form 8-K: none

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE: May 22, 2001
                                       BY /s/Charles Jayson Brentlinger
                                       Charles Jayson Brentlinger

                                       President (Authorized
                                       Officer for signature)