Form 10QSB
period 2001-06-30
CIRCUIT RESEARCH LABS INC
filed 2001-08-20
CIK 725897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended June 30, 2001
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


                                      Outstanding at
           Class                      June 30, 2001

      Common stock, $.10 par value    2,296,022

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX



                                                      Page
                                                     number



Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         June 30, 2001 and December 31, 2000           2

       Consolidated Condensed Statements of
         Operations - Six months ended
         June 30, 2001 and 2000                        4

       Consolidated Condensed Statements of Cash
         Flows -  Six months ended June 30, 2001
         and 2000                                      5

       Notes to Consolidated Condensed Financial
         Statements                                    7


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                11



Part II. OTHER INFORMATION:

   Signatures                                         14

                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS



                                                   June 30,      December 31,
                                                     2001            2000
                                                     ----            ----
                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                       $210,752       $272,203
    Accounts receivable, net                         995,461        727,001
    Inventories:
        Raw Materials                              2,165,382      2,062,311
        Work in process                            1,555,250      1,262,536
        Finished goods                               827,537        774,836
        Obsolescence reserve                        (841,000)      (841,000)
                                                   ---------      ---------
        Inventories, net                           3,707,169      3,258,683

    Other current assets                              36,365        177,662
                                                   ---------      ---------
    Total current assets                           4,949,747      4,435,549
                                                   ---------      ---------


PROPERTY, PLANT AND EQUIPMENT, NET                 1,622,838      1,809,355
                                                   ---------      ---------
OTHER ASSETS:
      Goodwill, net                                6,262,247      6,774,984
      Other                                           41,199         39,000
                                                   ---------      ---------
                                                   6,303,446      6,813,984
                                                   ---------      ---------
TOTAL                                            $12,876,031    $13,058,888
                                                  ==========     ==========

(continued)
           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   June 30,      December 31,
                                                     2001            2000
                                                     ----            ----
                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $773,571       $937,163
    Checks issued in excess of deposits                5,239              0
    Note payable                                      97,500         97,500
    Customer deposits                                 49,828        275,502
    Accrued salaries and benefits                    250,140        283,226
    Due to Officers                                   40,087         25,000
    Other accrued expenses and liabilities           232,956        282,912
    Long-term debt - current portion               4,183,412        385,780
                                                   ---------      ---------
        Total current liabilities                  5,632,733      2,287,083
                                                   ---------      ---------

    Long-Term Debt                                 5,006,973      8,738,466
                                                   ---------      ---------

        Total Liabilities                         10,639,706     11,025,549
                                                  ----------     ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
         20,000,000 shares, 2,296,022 issued as of
         June 30, 2001 and 2,269,522 as of
         December 31, 2000)                          229,602        226,952
    Additional paid-in capital                     4,108,015      4,077,538
    Accumulated deficit                           (2,101,292)    (2,271,151)
                                                   ---------      ---------
        Total stockholders' equity                 2,236,325      2,033,339
                                                   ---------      ---------

TOTAL                                            $12,876,031    $13,058,888
                                                  ==========     ==========

    See accompanying notes to consolidated condensed financial statements.

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----

NET SALES                        $4,022,563  $1,039,679  $7,930,139  $1,247,747

COST OF GOODS SOLD                1,813,363     556,075   3,839,837     647,062
                                  ---------   ---------   ---------   ---------

      Gross profit                2,209,200     483,604   4,090,302     600,685
                                  ---------   ---------   ---------   ---------

OPERATING EXPENSES:
      Selling, general and
        administrative            1,362,571     663,809   2,596,956     906,338
      Research and development      367,675     213,092     783,580     310,703
                                  ---------   ---------   ---------   ---------
      Total operating expenses    1,730,246     876,901   3,380,536   1,217,041
                                  ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS       478,954    (393,297)    709,766    (616,356)
                                  ---------   ---------   ---------   ---------

OTHER INCOME (EXPENSE):
      Sundry income                   3,625         736      10,450      16,947
      Interest, net                (270,548)    (62,672)   (550,357)    (62,672)
                                  ---------   ---------   ---------   ---------

                                   (266,923)    (61,936)   (539,907)    (45,725)
                                  ---------   ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES   212,031    (455,233)    169,859    (662,081)

PROVISION FOR INCOME TAXES                0           0           0           0
                                  ---------   ---------   ---------   ---------

NET INCOME (LOSS)                  $212,031   ($455,233)    169,859   ($662,081)
                                  =========   =========   =========   =========

NET INCOME (LOSS) PER COMMON SHARE
      Basic and diluted               $0.09      ($0.58)      $0.07      ($0.96)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
      Basic and diluted           2,296,022     783,663   2,284,309     691,771

    See accompanying notes to consolidated condensed financial statements.

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      2001           2000
                                                      ----           ----
OPERATING ACTIVITIES:
Net Income (Loss)                                   $169,859      ($662,081)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities
Depreciation and amortization                        738,949        162,320
Provision for uncollectable accounts                  20,160
Changes in assets and liabilities:
   Accounts receivable                              (288,620)       261,006
   Inventories                                      (386,996)      (292,488)
   Prepaid expenses and other assets                 117,444       (192,115)
   Cash overdraft                                      5,239
   Accounts payable and accrued expenses            (472,308)       364,606
                                                     -------        -------

        Net cash used in operating activities        (96,273)      (358,752)
                                                     -------        -------

INVESTING ACTIVITIES:
Purchase of net assets of Orban, Inc.                            (1,775,852)
Purchase of assets of Avocet Instruments, Inc.        (7,339)
Proceeds from sale or maturity of securities                        383,905
Capital expenditures                                 (15,866)       (16,921)
                                                     -------      ---------

        Net cash used in investing activities        (23,205)    (1,408,868)
                                                     -------      ---------
FINANCING ACTIVITIES:
    Proceeds from debt issuance                                     403,387
    Proceeds from  shareholder advances               36,741        292,500
    Principal payments on long-term debt             (11,841)
    Proceeds from sale of common stock                33,127      1,181,241
                                                     -------      ---------
        Net cash provided by financing activities     58,027      1,877,128
                                                     -------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (61,451)       109,508

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     272,203         62,597
                                                     -------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $210,752       $172,105
                                                     =======      =========

    See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                      2001           2000
                                                      ----           ----

Supplementary Disclosures of Cash Flow Information:
         Cash paid during the period for:


             Interest                               $521,024         $6,005
                                                    ========       ========

Non-cash investing and financing activities:

             Acquisitions:

             Fair value of assets acquired
               including goodwill                    $85,319    $15,504,797
             Debt issued to seller                   (77,980)    (8,500,000)
             Fair values of warrants issued to seller             4,125,000
             Debt issued to stockholder                             205,000
             Liabilities assumed                                    600,730
             Cost paid in 1999                             0        298,215
                                                       -----      ---------
             Cash and cost paid                       $7,339     $1,775,852
                                                       =====      =========

Unrealized appreciation of securities available-for-sale  $0         $9,074
                                                          ==          =====

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 2001 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000 have been prepared without audit.

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

2.      Significant Accounting Policies are as follows:

a. In calculating earnings per share for the three and six months ended June 30, 2001, the effects of 1,000,000 shares relating to options to purchase common stock and 1,708,158 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. In the three and six months ended June 30, 2000 the options to purchase 1,182,500 shares of common were not used in computing diluted earnings because the result would be anti-dilutive. Financial Accounting Standards No. 128 establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                     2001        2000        2001       2000
                                     ----        ----        ----       ----
Numerator
   Net income (loss)               $212,031   ($455,233)   $169,859   ($662,081)
                                    =======     =======     =======     =======

Denominator
   Weighted average shares        2,296,022     783,663   2,284,309     691,771
                                  =========     =======   =========     =======

Basic and diluted earnings
   (loss) per share                   $0.09      ($0.58)      $0.07      ($0.96)
                                       ====        ====        ====        ====

b. The Company's effective income tax rate varies from the federal statutory tax rate for three and six months ended June 30, 2001 due to the utilization of net operating loss carryforwards. For the three and six months ended June 30, 2000, there was no tax provision due to the establishment of a reserve on the deferred income tax assets of the Company.


c.         New accounting pronouncements

           In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangibles Assets". FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

        Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001.
The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its results of operations and financial position.



3.     Long term-debt at June 30, 2001 consisted of the following:

          Orban, Inc. Tranche A Note      $5,000,000
          Orban, Inc. Tranche B Note       3,500,000
          Note to shareholder                192,454
          Mortgage note                      356,306
          Employee note                       63,645
          Avocet                              77,980
                                           ---------
                                           9,190,385
          Less current portion             4,183,412
                                           ---------
                                          $5,006,973
                                           =========

In 1999, CRL Systems and Orban entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Orban, Inc. (Orban) to CRL Systems. The agreement was used in conjunction with the Asset Sale Agreement between Orban and CRL Systems, Inc. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the
amount of $3,500,000, originally bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralized by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". In addition, all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due on the notes.

The Company has received several payment extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Orban extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note was subsequently extended several additional times without fees or other significant changes to the original terms of the note and is now due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, has been extended to September 30, 2001 with the remaining quarterly principal payments deferred until April 30, 2002. Interest only payments are payable monthly for both notes. The Asset Sale Agreement between CRL Systems and Orban contains a provision to allow Orban to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Orban exercises its option to rescind the agreement, it is to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Orban as liquidating damages. The note has been extended to April 30, 2002 with Orban retaining the option to rescind the agreement.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a shareholder, the total of which was included in the current portion of long-term debt at December 31, 2000. The note was due on August 14, 2001 after being extended from its prior due date of May14, 2001 and accrues interest of 7.5 percent per annum starting at the original date of the note of June 21, 2000, which is payable at maturity. On August 10, 2001, the note was converted to equity at the market price of $1.05 per share.

In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a shareholder in consideration for his role in the acquisition of the assets of Orban The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder the Company has made payments in 2001 sufficient for interest and a slight reduction in principal.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at 15.25 percent per annum, payable monthly, with the full principal balance due on November 30, 2000. Prior to the December 2000 extended maturity date, the Company refinanced the unpaid balance into two new mortgage agreements for $300,000 and $62,000. The notes bear interest at 11.75 percent per annum and 14.75 percent per annum, respectively. Principal and interest payments are payable monthly for both notes commencing in February 2001, using a 12-year amortization period and requiring a balloon payment in February 2006.

On June 12, 2000, the Company entered into an unsecured promissory note for $68,387 from an employee, which bears interest at 12 percent per annum. The unpaid principal and interest that was due September 12, 2000 was extended to June 30, 2001. In order to further extend the note, it was renegotiated converting one half to equity at the market price of $1.05 per share with the remaining principal and interest due in monthly installments.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc., for $85,319. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $15,184 and is being amortized over 7 years. In conjunction with the Asset Sale
Agreement between the Company and Avocet Instruments, Inc. and Eric B. Lane, (Sellers), the Company and the Sellers entered into a Credit Agreement to establish terms and conditions of the purchase price from Sellers to CRL. The loan is evidenced by an agreement whereby the Company pays the Sellers $25,000 interest-free, payable $5,000 on the Closing Date, and $5,000 the following four months. Thereafter the Company will pay the balance ($57,980) payable in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.


4. Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001.

Item.  2

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had negative net working capital of approximately $683,000 and the ratio of current assets to current liabilities was .88 to 1 at June 30, 2001. At December 31, 2000, the Company had net working capital of approximately $2,148,000 and a current ratio of 1.94 to 1. The decrease in working capital was a result of the $3,500,000 Tranche B becoming current along with $1,000,000 of the Tranche A note.

      Accounts receivable were $995,000 at June 30, 2001 compared to $727,000 at December 31, 2000 for a net increase of $268,000 or 37%. The increase was the result of increased sales for the six months ended June 30, 2001

      Total inventories were $3,707,000 at June 30, 2001 compared to total inventories of $3,259,000 at December 31, 2000. The amount of inventory increased $448,000, or 14% due to the to an increase in purchasing of raw materials.

      For the year ending December 31, 2001, the Company's principal working capital requirements are to pay normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows. In addition the Company has $4,281,000 of debt payments due by June 30, 2002. The Company's
President, Mr. Charles Jayson Brentlinger has committed to exercise his stock options, if necessary, to satisfy the Company's debt payment requirements, if operating cash flows are inadequate to retire the debt. If the Company is unable raise additional capital or find a way of relieving its current debt, there is no assurance that the Company will be able to meet its current obligations. Material adverse effects will occur if funding cannot be obtained.


Results of Operations

On May 31, 2000 the Company acquired the net assets of Orban, Inc., which where $ 5,134,000 at December 31, 1999. The net assets of the Company at December 31 1999 where $ 1,684,000. The revenues for Orban for the year ended December 31, 1999 as reported in the 8K/A file November 21,2000 where $ 12.4 million compared to revenues for the company for the same period of $1.0 million. Accordingly , due to the consolidation of Orban's operations into the Company's beginning May 31, 2000, period to period comparisons of results of operations may not be meaningful.

Net Revenues. Total net revenues during the three and six months ended June 30, 2001 were $4.0 million and $7.9 million, respectively, compared to $1.0 million and $1.2 million during the comparable periods in 2000, respectively, reflecting an increase of 386% and 536%, respectively.

The increase in the net revenues was primarily attributable to Orban revenues. CRL continues to experience a stabilized demand across its product lines, in both domestic and international markets.
Included in the net sales for the three and six months ended June
30, 2001 were $3.7 million and $7.3 million for the sale of Orban products respectively, while CRL division reported $300,000 and $600,000 for the same periods.

Gross Profit. The increased revenue levels generated gross profit of $2.2 million and $4.0 million for the three and six months ended June 30, 2001, which was an increase of 457% and 681% over the comparable periods in 2000, respectively. Gross profit as a percentage of net revenues increased from 47% to 55% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Gross profit as a percentage of net revenues increased from 48% to 51% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in the gross profit percentage resulted primarily from increased sales of higher margin products.


Selling, General and Administrative. Total selling, general, and administrative expenses ("SG&A") increased 105% and 187% for the three and six months ended June 30, 2001 as compared to the same periods during 2000, respectively. As a percentage of revenues, SG&A decreased from 64% to 34% for the three months ended June 30, 2000 compared 2001, respectively, and decreased from 73% to 33% for the six months ended June 30, 2000 compared to 2001, respectively. The increased SG&A dollars are due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increased revenues resulting from the acquisition of Orban. The fixed component of SG&A also increased due to additional personnel in sales, marketing, administration and amortization of goodwill. As a result, SG&A is expected to be higher throughout 2001 compared to 2000. The decrease in percentage to net sales is due to increased revenue.

Research and Development. Research and development expenses increased 72% and 152% for the three and six months ended June 30, 2001, respectively, as compared to the same periods during 2000. The increase is the result of an increase in the number of engineering staff at CRL and ongoing research and development activities at Orban.


Other  Income  (Expense).  Other expense,  net  was  $267,000  and
$540,000 for the three and six months ended June 30, 2001, respectively, compared to $62,000 and $46,000 for the same periods in 2000. The increase primarily represents interest paid to Harman in conjunction with the purchase cost for the Orban assets.

Operationally, the Company is reporting $842,000 and $1.4 million in income before interest, taxes, depreciation and amortization
(EBITDA) for the three and six months ended June 30, 2001 respectively, as compared to the same periods in 2000 where EBITDA was ($243,000) and ($454,000) respectively.

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



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE:  August 20, 2001
                                       BY /s/ Charles Jayson Brentlinger
                                              --------------------------
                                              Charles Jayson Brentlinger

                                              President (Authorized Officer for
                                              signature)