Form 10QSB
period 2001-09-30
CIRCUIT RESEARCH LABS INC
filed 2001-11-14
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001
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

                      YES    X                           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                   Outstanding at
               Class                               September 30, 2001

   Common stock, $.10 par value                        2,388,880

           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                                 INDEX



                                                                Page
                                                               number

Part I.  FINANCIAL INFORMATION:


   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets
         September 30, 2001 and December 31, 2000                2

       Consolidated Condensed Statements of
         Operations - Nine months ended
         September 30, 2001 and 2000                             4

       Consolidated Condensed Statements of Cash
         Flows - Nine months ended September 30, 2001
         and 2000                                                5

       Notes to Consolidated Condensed Financial
         Statements                                              7


   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                          11


Part II. OTHER INFORMATION:

   Signatures                                                   14

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   September 30,    December 31,
                                                        2001            2000
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $271,056        $272,203
                                                     ---------       ---------
    Accounts receivable, net                         1,009,349         727,001
    Inventories:                                     ---------       ---------
        Raw Materials                                2,268,252       2,062,311
        Work in process                              1,533,729       1,262,536
        Finished goods                                 881,779         774,836
        Obsolescence reserve                          (841,000)       (841,000)
                                                     ---------       ---------
        Inventories, net                             3,842,760       3,258,683
                                                     ---------       ---------
    Other current assets                                88,640         177,662
                                                     ---------       ---------
    Total current assets                             5,211,805       4,435,549
                                                     ---------       ---------


PROPERTY, PLANT AND EQUIPMENT, NET                   1,521,472       1,809,355
                                                     ---------       ---------

OTHER ASSETS:
      Goodwill, net                                  5,999,297       6,774,984
      Other                                             53,266          39,000
                                                     ---------       ---------
                                                     6,052,564       6,813,984
                                                     ---------       ---------

TOTAL                                              $12,785,840     $13,058,888
                                                    ==========      ==========

(continued)
                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   September 30,    December 31,
                                                        2001            2000
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $1,012,222        $937,163
    Note payable                                             0          97,500
    Customer deposits                                  128,183         275,502
    Accrued salaries and benefits                      305,775         283,226
    Due to Officer                                      40,087          25,000
    Other accrued expenses and liabilities             232,789         282,912
    Long-term debt - current portion                 8,679,207         385,780
                                                    ----------       ---------
        Total current liabilities                   10,398,263       2,287,083

    Long-Term Debt                                     487,173       8,738,466
                                                    ----------       ---------
        Total Liabilities                           10,885,436      11,025,549
                                                    ----------      ----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 2,388,880 issued as of
          September 30, 2001 and 2,269,522
          as of December 31, 2000)                     238,888         226,952
    Additional paid-in capital                       4,196,229       4,077,538
    Accumulated deficit                             (2,534,713)     (2,271,151)
                                                     ---------       ---------
        Total stockholders' equity                   1,900,404       2,033,339
                                                     ---------       ---------
TOTAL                                              $12,785,840     $13,058,888
                                                    ==========      ==========


    See accompanying notes to consolidated condensed financial statements.

                           CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                                 2001         2000           2001         2000
                                                 ----         ----           ----         ----

NET SALES                                     $3,065,151   $3,111,152    $10,995,290   $4,358,899

COST OF GOODS SOLD                             1,664,731    1,636,923      5,504,568    2,283,985
                                               ---------    ---------      ---------    ---------

      Gross profit                             1,400,420    1,474,229      5,490,722    2,074,914
                                               ---------    ---------      ---------    ---------

OPERATING EXPENSES:
      Selling, general and administrative      1,275,349    1,417,145      3,872,305    2,323,483
      Research and development                   293,026      352,160      1,076,606      662,863
                                               ---------    ---------      ---------    ---------
      Total operating expenses                 1,568,375    1,769,305      4,948,911    2,986,346
                                               ---------    ---------      ---------    ---------

INCOME (LOSS) FROM OPERATIONS                   (167,955)    (295,076)       541,811     (911,432)
                                               ---------    ---------      ---------    ---------

OTHER INCOME (EXPENSE):
      Sundry income                                3,993          234         14,443       17,181
      Interest, net                             (269,459)    (205,268)      (819,816)    (267,940)
                                               ---------    ---------      ---------    ---------

                                                (265,466)    (205,034)      (805,373)    (250,759)
                                               ---------    ---------      ---------    ---------

LOSS BEFORE INCOME TAXES                        (433,421)    (500,110)      (263,562)  (1,162,191)


PROVISION FOR INCOME TAXES                             0            0              0            0
                                               ---------    ---------      ---------    ---------

NET  LOSS                                      ($433,421)   ($500,110)     ($263,562) ($1,162,191)
                                                ========     ========       ========   ==========

NET LOSS PER COMMON SHARE
      Basic and diluted                           ($0.19)      ($0.24)        ($0.11)      ($0.72)
                                                   =====        =====          =====        =====
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
      Basic and diluted                        2,337,404    2,090,312      2,302,202    1,620,852
                                               =========    =========      =========    =========

    See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       2001            2000
                                                       ----            ----
OPERATING ACTIVITIES:
Net Loss                                             ($263,562)    ($1,162,191)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization                        1,104,276         439,963

Provision for uncollectable accounts                    50,000
Changes in assets and liabilities:
   Accounts receivable                                (332,348)       (191,287)
   Inventories                                        (522,587)       (313,926)
   Prepaid expenses and other assets                    53,102        (141,519)
   Accounts payable and accrued expenses               (99,834)      1,078,228
                                                       -------       ---------
        Net cash used in operating activities          (10,953)       (290,732)
                                                       -------       ---------

INVESTING ACTIVITIES:
Purchases of net assets of Orban, Inc.                              (1,963,783)
Purchase of assets of Avocet Instruments, Inc.          (8,350)
Proceeds from sale or maturity of securities                           383,905
Capital expenditures                                   (15,866)        (37,051)
                                                       -------       ---------
        Net cash used in investing activities          (24,216)     (1,616,929)
                                                       -------       ---------

FINANCING ACTIVITIES:
    Proceeds from debt issuance                                        403,387
    Proceeds from shareholder advances                  36,741         292,500
    Principal payments on long-term debt               (35,846)
    Proceeds from sale of common stock                  33,127       1,371,250
                                                       -------       ---------
        Net cash provided by financing activities       34,022       2,067,137
                                                       -------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,147)        159,476

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       272,203          62,597
                                                       -------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $271,056        $222,073
                                                       =======       =========

    See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       2001            2000
                                                       ----            ----

Supplementary Disclosures of Cash Flow Information:
         Cash paid during the period for:

              Interest                                $790,483        $267,940
                                                      ========        ========

Non-cash investing and financing activities:

              Acquisitions:

              Fair value of assets acquired
                including goodwill                     $86,330     $12,885,626
              Debt issued to seller                    (77,980)     (8,500,000)
              Fair values of warrants issued to seller              (1,050,000)
              Debt issued to stockholder                              (205,000)
              Liabilities assumed                                     (868,629)
              Cost paid in 1999                              0        (298,215)
                                                        ------       ---------
              Cash and costs paid                       $8,350      $1,963,783
                                                        ======       =========

              Conversion of loan from stockholder
                to equity                              $97,500              $0
                                                        ======       =========

    See accompanying notes to consolidated condensed financial statements.

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 2001 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 have been prepared without audit.

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

2.     Significant Accounting Policies are as follows:

a. In calculating earnings per share for the three and nine months ended September 30, 2001, the effects of 1,000,000 shares relating to options to purchase common stock and 1,708,158 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. In the three and nine months ended September 30, 2000 the options to purchase 1,182,500 shares of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                              Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                                2001         2000          2001         2000
                                ----         ----          ----         ----
Numerator
   Net loss                   ($433,421)   ($500,110)    ($263,562) ($1,162,191)
                              =========    =========     =========  ===========
Denominator
   Weighted average shares    2,337,404    2,090,312     2,302,202    1,620,852
                              =========    =========     =========    =========
Basic and diluted
   loss per share                ($0.19)      ($0.24)       ($0.11)      ($0.72)
                                 ======       ======        ======       ======

b.     New accounting pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces
APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

       Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with its adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its results of operations and financial position.



3.     Long term-debt at September 30, 2001 consisted of the following:

       Orban, Inc. Tranche A Note                  $5,000,000
       Orban, Inc. Tranche B Note                   3,500,000
       Note to shareholder                            192,454
       Mortgage note                                  352,844
       Employee note                                   58,102
       Avocet Instruments, Inc.                        62,980
                                                    ---------
       Total long-term debt                         9,166,380
       Less current portion                         8,679,207
                                                    ---------
       Total long-term debt, less current portion    $487,173
                                                     ========

On May 31, 2000, CRL Systems, Inc. and Harman Acquisition Corp. (formerly known as Orban, Inc.) entered into a Credit Agreement to establish the terms and conditions of the $8,500,000 loan from Harman to CRL Systems. The agreement was executed in conjunction with the Asset Sale Agreement between Harman and CRL Systems, Inc. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, originally bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralized by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the "Guarantee and Collateral Agreement". In addition, all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due on the notes.

The Company received several payment extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Harman extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note was subsequently extended several additional times without fees or other significant changes to the original terms of the note and is now due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, was extended to September 30, 2001 with the remaining quarterly principal payments deferred until April 30, 2002. Interest only payments are payable monthly for both notes. The Asset Sale Agreement between CRL Systems and Harman contains a provision to allow Harman to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Harman exercises its option to rescind the agreement, it is to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Harman as liquidating damages. The note has been extended to April 30, 2002 with Harman retaining the option to rescind the agreement.

On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both the short-term and the long-term promissory notes were amended and restated. Under the Amended Credit Agreement, both promissory notes were converted to demand notes payable on the demand of Harman. Interest only payments remain payable from time to time for both notes. Additionally, under the Amended Credit Agreement, the first principal payment in the amount of $1,250,000 is due April 30, 2002, unless Harman demands payment at an earlier date.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a stockholder, the total of which was included in the current portion of long-term debt at December 31, 2000. The note was due on August 14, 2001 after being extended from its prior due date of May 14, 2001 and accrues interest of 7.5 percent per annum. On August 10, 2001, the note was converted to equity at the market price of $1.05 per share.

In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company has made payments in 2001, sufficient for interest and some principal. Subsequently on November 12, 2001 the Company amended the agreement whereby the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000. The mortgage note bears interest at
15.25 percent per annum, payable monthly, with the full principal balance due on November 30, 2000. Prior to the December 2000 extended maturity date, the Company refinanced the unpaid balance and entered into two new mortgage agreements for $300,000 and $62,000, respectively. The notes bear interest at
11.75 percent per annum and 14.75 percent per annum, respectively. Principal and interest payments are payable monthly for both notes commencing in February 2001, using a 12-year amortization period and requiring a balloon payment in February 2006.

On June 12, 2000, the Company entered into an unsecured promissory note for $68,387 from an employee, which bears interest at 12 percent per annum. The unpaid principal and interest that was due September 12, 2000 was extended to June 30, 2001. In order to further extend the note, the Company agreed to make 12 monthly installments of principal and interest over a one-year period commencing September 1, 2000. As part of the agreement, the note will continue to bear interest at 12 percent per annum, but will be compounded monthly.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc., for $86,330. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $15,184 and is being amortized over 7 years. In conjunction with the Asset Sale Agreement between the Company and Avocet Instruments, Inc. and Eric B. Lane, (Sellers), the Company and the Sellers entered into a Credit Agreement to establish the terms and conditions of the purchase price. The loan is evidenced by an agreement whereby the Company will pay the Sellers $25,000 interest-free, payable $5,000 on the Closing Date, and $5,000 in each month over the following four months. Thereafter, the Company will pay the balance ($57,980) in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.


4. Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001.

Item.  2

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

On May 31, 2000 the Company acquired the assets of Orban, Inc., which were $ 5,134,000 at December 31, 1999. The assets of the Company at December 31, 1999 were $1,684,000. The revenues for Orban for the year ended December 31, 1999 as reported in the Company's current report on Form 8-K/A filed November 21, 2000 were $ 12.4 million compared to revenues for the Company for the same period of $1.0 million. Accordingly, due to the consolidation of Orban's operations into the Company's beginning May 31, 2000, period to period comparisons of results of operations may not be meaningful.

Net Sales. Total net sales during the three and nine months ended September 30, 2001 were $3.1 million and $11.0 million, respectively, compared to $3.1 million and $4.4 million during the comparable periods in 2000, respectively, reflecting no change and an increase of 152%, respectively.

The increase in net sales was primarily attributable to Orban revenues. CRL continues to experience a stabilized demand across its product lines, in both domestic and international markets. Included in the net sales for the three and nine months ended September 30, 2001 were $2.9 million and $10.2 million, respectively, for the sale of Orban products, while the CRL division reported $150,000 and $800,000 for the same periods.

Gross Profit. The increased sales generated gross profit of $1.4 million and $5.5 million for the three and nine months ended September 30, 2001, which was a decrease of 5% and an increase of 265% over the comparable periods in 2000, respectively. Gross profit as a percentage of net sales decreased from 47% to 45% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in gross profit is primarily due to the increase in cost of material and labor. Gross profit as a percentage of net sales increased from 48% to 50% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in the gross profit percentage resulted primarily from increased sales of higher margin products.

Selling, General and Administrative. Total selling, general, and administrative expenses ("SG&A") decreased 10% and increased 167% for the three and nine months ended September 30, 2001 as compared to the same periods during 2000, respectively. As a percentage of sales, SG&A decreased from 46% to 42% for the three months ended September 30, 2000 compared to 2001, respectively, and decreased from 53% to 35% for the nine months ended September 30, 2000 compared to 2001, respectively. The increased SG&A dollars are due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increased sales resulting from the acquisition of Orban. The fixed component of SG&A also increased due to additional personnel in sales, marketing, administration and amortization of goodwill. As a result, SG&A is expected to be higher throughout 2001 compared to 2000.

The decrease in percentage to net sales is due to increased revenue.

Research and Development. Research and development expenses decreased 17% and increased 62% for the three and nine months ended September 30, 2001, respectively, as compared to the same periods during 2000. The decrease for the three months ended September 30, 2001 as compared to the same period during 2000 is due to the reduction of outside consulting. For the nine months ended September 30, 2001 as compared to same period during 2000, the increase is the result of an increase in the number of engineering staff at CRL and ongoing research and development activities at Orban.

Other Income (Expense). Other expense, net was $265,000 and $805,000 for the three and nine months ended September 30, 2001, respectively, compared to $205,000 and $250,000 for the same periods in 2000. The increase primarily represents interest paid to Harman in conjunction with the purchase cost for the Orban assets.

Operationally, the Company is reporting $197,000 and $1,646,000 million in income before interest, taxes, depreciation and amortization (EBITDA) for the three and nine months ended September 30, 2001 respectively, as compared to the same periods in 2000 where EBITDA was $68,000 and ($471,000) respectively.


Liquidity and Capital Resources

     The Company had negative net working capital of approximately $5,186,000 and the ratio of current assets to current liabilities was .50 to 1 at September 30, 2001. At December 31, 2000, the Company had net working capital of approximately $2,148,000 and a current ratio of 1.94 to 1. The decrease in working capital was a result of the $3,500,000 Tranche B and the $5,000,000 Tranche A notes being converted to demand notes payable on the demand of Harman.

     Accounts receivable were $1,009,000 at September 30, 2001 compared to $727,000 at December 31, 2000 for a net increase of $282,000 or 39%. The increase was the result of increased sales for the nine months ended September 30, 2001

     Total inventories were $3,843,000 at September 30, 2001 compared to total inventories of $3,259,000 at December 31, 2000. The amount of inventory increased $584,000, or 18% due to the to an increase in purchasing of raw materials and a build up of finished goods.

     For the year ending December 31, 2001, the Company's principal working capital requirements are to pay normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows. In addition, the Company has $8,679,000 of debt payments due by September 30, 2002, unless with respect to the $8,500,000 due to Harman, Harman demands payment at an earlier date. The Company's President, Mr. Charles Jayson Brentlinger, has committed to exercise his stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares, the Company would realize gross proceeds of approximatley $1,250,000. The Company is actively pursuing additional capital through a private equity placement of its common stock, through asset based lending, or a combination thereof. There is no assurance that the Company will be able to attract additional capital or that the funds, if acquired will be sufficient to meet its current obligations.

The Company will be materially and adversely affected if it cannot obtain funding, and we have no binding commitments from any third part to purchase any of our equity or make loans to us except Mr. Brentlinger's commitment to exercise options.

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



                                       Registrant

                                       CIRCUIT RESEARCH LABS, INC.

                                       DATE:  November 14, 2001
                                       BY /s/ Charles Jayson Brentlinger
                                          -----------------------------
                                              Charles Jayson Brentlinger

                                              President (Authorized Officer for
                                              signature)