Form 10KSB
period 2001-12-31
CIRCUIT RESEARCH LABS INC
filed 2002-04-17
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                   -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                         Commission File Number 0-11353

                           CIRCUIT RESEARCH LABS, INC.
              (Exact name of small business issuer in its charter)

        Arizona                                            86-0344671
    ----------------                                   -------------------
    (State or other                                    (I.R.S. Employer
    jurisdiction of                                    Identification No.)
    incorporation or
    organization)

                             2522 West Geneva Drive
                              Tempe, Arizona  85282
--------------------------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code  (602) 438-0888
--------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                 ---------------
                                (Title of Class)


         Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value $.10 per share                  None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's net revenues for the year ended December 31, 2001 were $13,066,365.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Common Stock as reported by the OTC Bulletin Board on March 28, 2002, was approximately $1,753,814. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       3,706,880     shares of Common Stock outstanding on March 29, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference to this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):
           Yes [  ] No [X]

                                TABLE OF CONTENTS
                                                                          Page

PART I ...................................................................  1
     ITEM 1.  DESCRIPTION OF BUSINESS ....................................  1
     ITEM 2.  DESCRIPTION OF PROPERTY ....................................  8
     ITEM 3.  LEGAL PROCEEDINGS ..........................................  9
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........  9

PART II .................................................................. 10
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ... 10
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .. 11
     ITEM 7.  FINANCIAL STATEMENTS ....................................... 22
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................... 45

PART III ................................................................. 46
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT ........................................... 46
     ITEM 10. EXECUTIVE COMPENSATION ..................................... 49
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ............................................. 52
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 54

PART IV .................................................................. 57
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................... 57

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

     We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
Our main product lines control the audio quality and range of radio, television, cable and Internet audio reception and allow radio and television stations to broadcast in mono and stereo. Our Orban division manufactures and markets audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brand names. Our CRL division also manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. Both divisions have always been well respected for innovative and quality broadcast equipment solutions.

     We were founded in 1974 as a broadcast industry consulting company. Building upon our understanding of the broadcast industry's needs, we expanded into product development and manufacturing and were incorporated in Arizona in March 1978. Since the introduction of our first product which was designed to improve the "coverage and quality" of AM radio stations, we have been committed to improving broadcast quality. We were a major participant in the National Radio Systems Committee (NRSC) which developed the standards for AM radio stations that were adopted by the Federal Communications Commission (FCC). During 1987, we developed and produced equipment enabling AM radio stations to meet certain NRSC standards, and we continue to be a market leader in AM processing. We are a member of the National Association of Broadcasters (NAB). The NAB is the world's largest broadcaster's association, offering a wide variety of services to radio and television stations as well as organizations that provide products and/or services to the broadcast industry.

     On May 31, 2000, we acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name "Orban." Since its founding in 1974, Orban has been an innovative producer of audio editing and processing equipment. Today, Orban is one of the top manufacturers of audio processing equipment in the world. Because approximately 80% of our products are analog and 80% of Orban's products are digital, our acquisition of Orban has combined two complementary product lines. We are now in a position to offer a full range of digital and analog audio processing solutions at multiple price points. Additionally, we will benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our objective is to grow our combined companies through constant redesign of our existing products to keep pace with technological improvements and through expansion into the emerging markets of digital audio broadcasting (DAB), cable television and Internet-related audio delivery.

Industry Overview

     Audio Processing

     The audio processing equipment that we produce is used by radio and television stations, recording studios and Internet webcasters. Audio processing enhances the clarity of a radio signal, boosts loudness and increases a broadcast station's coverage area. Our equipment "repackages" audio signals produced by microphones, recordings and other audio sources. The equipment alters such signals to control audio loudness and tonal balance (equalization) prior to transmission. Audio processing shapes the audio sound wave when it is in electrical impulse form before it is transmitted by a carrier wave.

     Most governments throughout the world require radio and television broadcast stations to control their signal's modulation level and occupied bandwidth. Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals. According to the FCC, there were approximately 12,900 radio stations and approximately 1,700 television stations licensed in the United States as of June 30, 2001. The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2000, to be over 44,000 and over 21,500, respectively. Although there has been consolidation in the radio industry in the United States, demand continues to be strong for quality audio processing equipment. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.

     Our recently developed products, such as those related to digital audio broadcasting (DAB), are appropriate for the audio processing needs of the recording and performing industries. Digital audio broadcasting, which is the digital delivery of broadcasting signals, enables FM radio signals to be near CD quality in terms of clarity and enables AM signals to offer sound quality that is comparable to today's analog FM signals. Digital audio broadcasting is widely regarded as the future of radio because it makes more efficient use of crowded airwaves, provides better sound quality and is virtually immune to interference.

     The Internet

     The Internet has grown rapidly in recent years, spurred by developments such as user-friendly Web browsers, the availability of multimedia PCs, the adoption of more robust network architectures and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the Internet Protocol standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that allow users to access the Internet and intranets.

     Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and e-mail services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible. The development of streaming media products from companies such as Microsoft Corporation and RealNetworks, Inc. enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous "streams" of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kbps narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies. We believe there are now over 6,100 radio stations with Internet sites. This includes over 1,775 radio stations that are offering Webcast or streaming services. With the Internet having no geographic limits, thereby allowing a worldwide audience to listen to existing radio stations, the potential for generating revenues can increase. The audio quality of these Internet radio streams still lags behind that of conventional audio. We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, as outlined below.

Business Plan and Growth Strategy

     Our growth strategy consists of the following:

     Integrate Orban Operations.    We continue to integrate the operations of
the former Orban with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. The combined operation of Orban/CRL provides many new products and product lines. Both Orban and CRL products have been and will continue to be sold through dealership networks as well as international distributors. We believe that sales of CRL products will be significantly enhanced as these products are offered through the Orban dealership network.

     Focus on Core Audio Processing Business.    We will continue to focus on
growing our core audio processing business because:

     * We believe that we are the dominant leader and producer of audio processing equipment for the broadcast industry;

     * Although there has been consolidation in the radio industry in the U.S., demand continues to be strong for quality audio processing equipment;

     * Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life; and

     * Our product depth, technical superiority, and strong distribution channels have positioned us to increase our market share, especially in burgeoning international markets where growth is being spurred by increased radio station usage and the issuance of new radio licenses;

     Develop New Products and Acquire Additional Product Lines.   We are
exploring and developing new products, such as our OptiCodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability. Last year we devoted over $1.4 million to research and development, an increase of 27% over the previous year. We will continue to devote a significant percentage of our revenue to research and development. In addition, we intend to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products. For instance, on May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. Our acquisition of the Avocet product line expands our range of television products and provides us with access to a new market segment within the television industry.

     Increase Penetration in Emerging Markets.    We believe that the emergence
of rich multimedia capabilities, such as streaming audio and video, has significantly enhanced the effectiveness of the Web as a global mass communications medium and has accelerated the adoption of corporate intranets as a means to improve communications within enterprises. These enhanced multimedia capabilities, combined with the unique interactive properties of the Internet, are attracting a large and expanding audience and an increasing breadth and depth of content and online commercial applications. As the Web continues to evolve as a mass communications medium, we believe that certain types of content currently delivered through traditional media, such as radio and television, increasingly will be delivered over the Internet. We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, and we intend to leverage our technologies in the rapidly growing markets of digital audio broadcasting (DAB), cable television and Internet-related audio delivery.

Principal Products

     Our CRL division manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. Our Orban division also manufactures and markets audio processing equipment, but primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brand names. The combined product line can be separated into four different series or product families, FM Series, AM Series, TV Series and other audio post-production workstations.

The FM Series of Products

     Optimod-FM 8400. The Optimod-FM 8400 is our "flagship" digital audio processor introduced in the summer of 2000. It is based on Digital Signal Processing (DSP) technology that is five times more powerful than that of its predecessor, the Optimod-FM 8200. It is easier to use than previous processors, having a number of preset configurations which customize sound processing for specific formats and target audiences. It can be used for either classical/jazz formats or for popular music/talk formats, depending on the settings. It permits customized control of compressor threshold, equalization, balance control, attack rate and multiband clipping for users who do not wish to use the factory presets. It includes a DSP-based stereo encoder and composite processor, target zone gating Audio Gain Controller (AGC), 2 and 5 band compressor, multi-band limiter and graphic equalizer. Two different types of stereo enhancement are standard, and it can be operated in either stereo or mono mode. It is compatible with industry standards.

     Other Optimod Processors. Our Orban division also produces other processors with fewer features at lower costs. The Optimod-FM 8200 Signature Series uses digital technology and has factory presets but can be customized for optimum sound. It also permits tailoring a signal for loudness, clarity, brightness and "punch" as required, but at lower cost. The Optimod-FM 2200 is based on technology in the Optimod-FM 8200 and offers the benefits of digital processing to stations with a modest budget. Other Optimod-FM products include the 8218, a stand-alone digital FM stereo encoder, and the 8200ST which is an adjustable compression studio chassis.

     CRL Amigo-FM. The CRL Amigo-FM Audio Processor is an integrated "one box" processing system for small to mid-size radio stations on a tight budget. It is a single unit with a dual band AGC, a variable pre-emphasis multi-band limiter, and digitally synthesized stereo generator.

     Other FM products. Other CRL FM products include the Millennium, a digital audio processor, Modulation Signature, a multi-band limiter, the SG-800A Stereo Generator, and the SCA-300B Subcarrier Generator. In addition, Orban offers the 222A, which is a stereo spatial enhancer.

The AM Series of Products

     Optimod-AM 9200. The Optimod-AM 9200 is our top-of-the-line digital audio processor for monophonic AM radio stations, which enables the user to maximize the sound quality available within the limitations of the AM channel.

     Optimod-HF 9200. The Optimod-HF 9200 is a complete digital audio processor designed for the demanding requirements of short-wave broadcasting and "all-talk" AM radio stations that are experiencing nighttime interference problems.

     Optimod-AM 9100B2. The Optimod-AM 9100B2 is a complete audio processor with a six-band limiter and distortion-canceling clipper for stereo AM radio stations.

     CRL Amigo-AM. The Amigo AM Audio Processor is a complete stereo audio processing system, including a dual band AGC, triband limiter, and NRSC (National Radio Systems Committee) output filtering. It is designed for small to mid-size radio stations on a tight budget.

     Other AM Products. Our CRL division also offers the Amigo Talk, Amigo HF, AGC-400 Automatic Gain Controller, the SEC-400 Multi-Band Compressor/Equalizer, the PMC-450 Limiter and the AM-4 Monaural Audio Processing System.

Television Products

     Optimod-TV 6200. The Optimod-TV 6200 is our top-of-the-line digital audio processor for two-channel (left and right audio channels) digital television transmissions (DTV). It provides two-band and five-band Optimod processing structures and is compatible with all digital television applications, including conventional land-based, cable or satellite distribution of mono, two-channel or Dolby Surround encoded programs.

     Optimod-TV 8282. The Optimod-TV 8282 is a digital audio processor designed for analog television audio, whether mono, stereo or dual-language, and is compatible with all monophonic and stereo broadcast systems.

     Other Optimod-TV Products. We also offer the Optimod-TV 8182A which is an analog audio processor for both stereo and monophonic analog television; the Optimod-TV 8185A, a BTSC television stereo generator; the Optimod-TV 8182A Secondary Audio Program (SAP) Generator which is primarily designed for public second language use; the Optimod-TV 8185A PRO Generator (Professional channel for non-public use); and the 275A Automatic Stereo Synthesizer which improves the sound of monophonic programs when heard on stereo or surround television systems.

     CRL TVS Processors. Our CRL division offers audio processing products for television, including the TVS-3001, a top-of-the-line stereo television processing system designed with surround sound compatibility; the TVS-3003, a digitally synthesized stereo TV generator; the TVS-3004, a Professional Channel
(PRO) digitally synthesized subcarrier generator; and the TVS-3005, a digitally synthesized subcarrier generator for a secondary audio program (SAP) channel

     CRL Amigo-TV. CRL Amigo-TV is a complete audio processing solution for a variety of monophonic television applications.

     Avocet Pro-Line 102A. The Avocet Pro-Line 102A is designed for internal foldback and data transmission applications. Its single rack space design enables secure mounting in mobile broadcast facilities.

     Avocet TV-2. The Avocet TV-2 is a modular receiver capable of incorporating Main SAP and/or Pro audio. Its SAP channel incorporates full dbx decoding for the most accurate and clearest audio available. It enables the user to receive or monitor production-quality audio for many applications, including feeding SAP channel to distribute promotional spots to radio stations and feeding translators and repeaters.

     Avocet AV100. The Avocet AV100 television audio receiver features high-quality audio with professional specifications and balanced SAP and Main channel outputs. It can also be used for monitoring the Emergency Alert System, recording programming off-air, sending news promotionals to radio stations and rebroadcasting to translators.

Other Products

     Optimod 6200S. The Optimod 6200S is our top-of-the-line digital audio processor for Internet Webcasters.

     Optimod-DAB 6200. The Optimod-DAB 6200 is the first audio processor designed specifically for digital audio broadcasting (DAB).

     Audicy. Orban manufactures and sells digital audio production and video post-production workstations under the Audicy brand name. The workstations feature a simple set of controls and other features designed to reduce customer training costs.

     OptiCodec. We announced the introduction of a new line of codecs in October 2000, which are being sold under the OptiCodec brand name. The term "codec" is derived from the words "enCOde" and "DECode" and represents a technology utilized in the transfer of digital data. Our OptiCodec line of products will allow our customers to send high-quality digital audio over the Internet, computer networks and special Integrated Services Digital Network
(ISDN) telephone lines.

     Other. Our other products include stereo and monophonic gain controllers, stereo spatial enhancers, test and analysis tools, studio chassis, and other products related to our audio processing equipment.

Marketing and Customers

     We sell our products to AM and FM radio stations and television stations around the world. According to the FCC, there were approximately 12,900 radio stations and approximately 1,700 television stations licensed in the United States as of June 30, 2001. The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2000, to be over 44,000 and over 21,500, respectively. Stereo broadcasting in both radio and television requires audio processing equipment. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some stations to replace equipment before the end of its useful life.

     Sales of our products are conducted primarily through wholesale distributors and dealers. Most distributors of our products are also distributors for other products used by radio and television stations. None of our distributors solely distributes our products.

     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. Our largest single customer accounted for approximately 33% of our sales revenues in 2000 and approximately 19% in 2001. We rely to a large extent on replacement orders placed by existing customers.
In 2001 our domestic customers account for approximately 49% of our sales revenues while foreign customers account for approximately 51%. In 2000 our domestic customers accounted for approximately 66% while our foreign customers accounted for approximately 34%. The 17% increase in our total foreign sales as a percentage of total net revenue is primarily due to a decrease in sales to our single largest customer by 14%.


Competition

     As a result of our acquisition of Orban, we believe that we are a dominant leader and producer of analog and digital audio processing equipment for both the radio and television broadcast industry. The market for audio processing equipment is only marginally competitive, primarily because it is a mature market that is not characterized by a large amount of growth. We compete with a limited number of other manufacturers of audio processing equipment, which together represent approximately 35% of the market for audio processors.
Because we are in a finite market, we may be able to estimate that we have the remaining 65%.


Vendors

     We purchase raw materials from various vendors. Currently, we can obtain the component parts necessary for the manufacture of our products and equipment from a variety of sources. Furthermore, no single vendor sells us more than 10% of our total raw material purchases. Nevertheless, as technology improves, certain component parts may become obsolete and our vendors may discontinue their production of such parts. If this occurs, we may not be able to obtain these necessary component parts from alternative sources. As a result, we may be forced to design around these parts, or make one time lifetime purchases of discontinued parts so that we are able to continue producing our products and equipment.

Employees

     As of March 29, 2002 we had approximately 75 full-time employees. Our CRL division, located in Tempe, Arizona employs approximately 10 persons. Our Orban division, located in San Leandro, California employs approximately 65 persons. Our employees are not represented by a labor union. We consider our relations with our employees to be good.

Recent Events

     On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, is a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 has been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite.

     We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002, we executed an amendment to the Asset Sale and Purchase Agreement with Dialog4. The amended agreement extends the term of our payments to Dialog4 over twenty months while reducing the amount of the monthly payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

     In connection with the acquisition, Berthold Burkhardtsmaier, Dialog4's managing director, has become our Vice President of European Operations and has been appointed to our board of directors.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We own an approximately 10,300 square foot building on a 37,500 square foot parcel of land in Tempe, Arizona that currently houses our executive, administrative, sales, manufacturing and research facilities.

     On May 30, 2000, we mortgaged our facility in Tempe for $335,000. The mortgage note bore interest at 15.25 percent per annum, payable monthly. The full principal balance of the mortgage note was originally due November 30, 2000, but the maturity date was extended to December 31, 2000. Prior to this date, we refinanced the $335,000 mortgage and entered into two new mortgage agreements for $300,000 and $62,000, respectively. These notes bear interest at
11.75 percent per annum and 14.75 percent per annum, respectively. Principal and interest payments on these notes are payable monthly commencing February 2001 using a 12-year amortization period and requiring a balloon payment at the end of the notes' five-year term.

     We lease the manufacturing and office facilities occupied by our Orban division in San Leandro, California. The current lease, which was entered into by a predecessor of Orban, Inc. in 1989 and assumed by us when we acquired the assets of Orban in 2000, is for 57,013 square feet, of which 20,340 square feet is subleased to an unrelated third party (a net of 36,673 square feet being retained by us). The lease, which expired November 30, 2001, required lease payments of $43,000.00 per month during 2001. We received $6,915.60 per month under the sublease during 2001. We have renewed the lease for the San Leandro facility. The term of the new lease is for a period of 60 months commencing on January 1, 2002. The new lease is for 33,777 square feet and requires payments of approximately $27,011 per month during 2002. Subsequently, the monthly payments will increase at a rate of 4% annually.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM  5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers (NASD) under the symbol "CRLI."

     The following table sets forth the quarterly high and low bid prices for our common stock as reported by the NASD's OTC Bulletin Board. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          CALENDER QUARTER               High       Low
          ----------------               -----      -----
          2000
           First Quarter                 $8.50      $1.00
           Second Quarter                 7.50       2.50
           Third Quarter                 11.00       3.94
           Fourth Quarter                 9.88       4.19
          2001
           First Quarter                  6.81       2.31
           Second Quarter                 3.50       1.15
           Third Quarter                  1.30       0.55
           Fourth Quarter                 1.05       0.67


     As of March 29, 2002, there were 3,706,880 shares of common stock outstanding held by approximately 292 shareholders. We have not paid any cash dividends on our common stock for the last two fiscal years, and, pursuant to the terms of our loan agreement with Harman, we cannot pay cash dividends while our debt to Harman remains outstanding.

Recent Sales of Unregistered Securities

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the year ended December 31, 2001 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

     We incurred fees of $97,500 to Mr. Glenn Serafin in connection with Mr. Serafin's arrangement of purchase financing for our acquisition of Orban, Inc. The note was originally due on May 14, 2001, but was subsequently extended to August 14, 2001. On August 11, 2001, the note was converted to equity at the market price of $1.05 per share resulting in the issuance of 92,857 shares of our common stock to Mr. Serafin. In connection with this transaction, we relied on the exemption from registration under Section 4(2) of the Act. In addition, Mr. Serafin satisfies the criteria for qualification as an "accredited investor" under Rule 501 of Regulation D promulgated under the Act. We did not execute a formal agreement with Mr. Serafin in connection with the conversion of the note.

ITEM  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "strive" or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 6, "Management's Discussion and Analysis or Plan of Operation - Risk Factors." We qualify any forward-looking statements entirely by these cautionary factors.

Overview

     We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand. On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment. On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. The results of our acquisition of Dialog4 are not reflected in the financial statements included in this report. Such results will be reflected in fiscal periods beginning with the quarter ended March 31, 2002.

     We are still in the process of integrating the operations of our CRL and Orban divisions, including integration of our financial accounting and management information systems. Once this integration is complete, we expect to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our recent acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We now face the challenge of integrating our financial accounting and management information systems with those of Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

     At December 31, 1999, our assets totaled $1,835,000 while the assets of Orban totaled $5,134,000. The revenues for Orban for the year ended December 31, 1999, as reported in our current report on Form 8-K/A filed November 21, 2000, were $12,400,000 compared to our revenues for the same period of $1,000,000. Accordingly, due to the consolidation of our operations with those of Orban beginning May 31, 2000, period to period comparisons of results of operations may not be meaningful.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangibles Assets." SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

     Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002. In connection with our adoption of SFAS 142, we are required to perform a transitional goodwill impairment assessment. We have not yet determined the impact, if any, these standards will have on our results of operations and financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143)". SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on results of operations or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

Sales to Major Customers and Export Sales

     We sell our products primarily through wholesale distributors and dealers. We recognize revenue generally upon shipment of products to customers. In 2001, we derived approximately 19% of our net sales from one customer while in 2000 approximately 33% of our net sales were derived from the same customer. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

     International sales in 2001 and 2000 totaled $6,702,430 and $3,148,018, respectively. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 2001 or 2000.

     Our export sales by region are as follows:

     Region                     2001       %           2000       %
     --------------------------------------------------------------
     Europe                  $2,676,880   40%       $1,679,659   53%
     Pacific Rim              2,217,607   33           731,994   23
     Latin and South America    712,026   11           527,618   17
     Canada and                 908,442   13           179,339    6
     Mexico
     Other                      187,475    3            27,408    1
                             ----------  ----      ----------- ----
     Total                   $6,702,430  100%       $3,148,018  100%
                             ==========  ====       ==========  ====

Results of Operations

     The following table sets forth for the periods indicated certain summary operating results:

                                                     Year Ended December 31,
                                                   ---------------------------
                                                       2001            2000
                                                   -----------      ----------
     Revenues:
       Net sales                                   $13,066,365      $7,259,910
       Other income                                     32,221          18,170
                                                   -----------      ----------
         Total revenues                            $13,098,586      $7,278,080
                                                   ===========      ==========
     Gross profit on net sales                      $6,476,846      $3,576,392
     Gross profit margin                                    50%             49%
     EBITDA (1)                                       $501,035       ($597,403)
     Net loss                                      $(2,046,640)    ($2,258,121)
     Net loss as a percent of net sales                    (16%)           (31%)
     Loss per share - basic and diluted                 $(0.88)         ($1.28)

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization.


Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Net Sales. Net sales in 2001 were $13.1 million compared to $7.3 million in 2000 reflecting an increase of 79%. The increase in net sales was primarily attributable to revenues from our Orban division which reported net sales in 2001 and 2000 of $12.1 million and $6.5 million, respectively. Our CRL division reported net sales of $975,000 in 2001 as compared to $763,000 in 2000, representing an increase of 28%. This increase was the result of increased demand from one customer overseas. We are uncertain whether this increased demand will continue, but generally, we expect continued stable demand across the CRL product lines in 2002.

     Gross Profit. The increase in sales generated gross profit of $6.5 million in 2001 compared to $3.6 million in 2000. The increase was attributable to our Orban acquisition on May 31, 2000. Gross profit as a percentage of net sales increased by 1% to 50% in 2001 from 49% 2000.

     Selling, General and Administrative. Total selling, general and administrative expenses ("SG&A") in 2001 was $4.7 million, an increase of 52% over the $3.1 million reported in 2000. The increase in SG&A expense is due in part to the variable component of SG&A (commissions and other domestic and international sales and marketing expenses) associated with the increase in revenues following our acquisition of the Orban assets. The fixed component of SG&A has also increased due to the additional personnel in sales and marketing and administration and cost related to operating the Orban division following the May 31, 2000 acquisition. As a percentage of net sales, SG&A decreased from 43% in 2000 to 36% in 2001. The decrease was due to our discontinued use of outside advertising agencies and a cut back in temporary personnel.

     Research and Development. Research and development expense was $1.4 million in 2001, an increase of 27% over $1.1 million in 2000. The increase resulted from both an increase in the number of engineering staff and research and development activities at Orban. As a percentage of net sales, research and development decreased from 14% in 2000 to 11% in 2001. The decrease is primarily due to our discontinued use of outside consultants to assist in finishing existing projects.

     Other Expense. Other expense for the year ended December 31, 2001 was $1,038,000 of which $1,020,000 represents interest paid to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets. Other expense for the year ended December 31, 2000 was $759,000, of which $638,000 represented interest and fees paid to Harman.

     Operationally, we are reporting a $501,000 profit in 2001 before interest, taxes, depreciation and amortization (EBITDA) which represents approximately 40% of the total net sales in 2001 as compared to 2000 in which we reported a $597,000 loss before interest, taxes, depreciation and amortization (EBITDA) representing (8%) of net sales. The increase in EBITDA is primarily due to our ability to realize economies of scale.

Liquidity and Capital Resources

     We had negative net working capital of approximately $6.6 million at December 31, 2001, and the ratio of current assets to current liabilities was ..37 to 1. At December 31, 2000, we had positive net working capital of approximately $2.1 million and a current ratio of 1.94 to 1. The decrease in working capital resulted from the conversion to demand notes of the $3.5 million short-term note and the $5 million long-term note payable to Harman. The notes are payable on the demand of Harman or, if no demand is sooner made, on the following dates and in the following principal amounts, as specified in the Amended Credit Agreement that we entered into with Harman on October 1, 2001:

                 Specified Payment Date      Payment Amount
                 ----------------------      --------------
                         April 30, 2002          $1,250,000
                          June 30, 2002             250,000
                     September 30, 2002             250,000
                      December 31, 2002             250,000
                         March 31, 2003           3,000,000

     Accounts receivable were $641,000 at December 31, 2001 compared to $727,000 at December 31, 2000 representing a net decrease of $86,000 or 13%. The decrease is primarily due to an increased reserve of $84,000 for the allowance of doubtful accounts.

     Total inventories were $2,828,000 at December 31, 2001 compared to total inventories of $3,259,000 at December 31, 2000. The value of inventory decreased $431,000, or 15%, due primarily to an increased inventory reserve of $533,000.

     For the year ending December 31, 2002, our principal working capital requirements will be the payment of normal recurring operating costs.
Management believes that these requirements can be met from the operating cash flows. In addition, approximately $8,679,000 of our total indebtedness is due and payable by September 30, 2002, unless with respect to the $8,500,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

     Management also believes that the required $37,500 due to Dialog4 each month can be met from the operating cash flows generated from the Dialog4 line of products. The required payments may slow our ability to ramp up our European operations.


RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this report in evaluating us and our business. You should also keep these risk factors in mind when you read and consider the forward-looking statements in this report and other reports we file with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem less material, also may become important factors that affect us.

AS A RESULT OF OUR LARGE OUTSTANDING DEBT OBLIGATIONS, WE HAVE SIGNIFICANT ONGOING DEBT SERVICE REQUIREMENTS WHICH MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

     On May 31, 2000, we acquired the assets of Orban, a wholly-owned subsidiary of Harman International Industries, Inc. Including the $250,000 previously paid to Harman as non-refundable deposits in 1999, the total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. As of September 10, 2001, our total indebtedness was approximately $8.5 million. Effective October 1, 2001, this indebtedness was converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Our substantial leverage may have important consequences for us, including the following:

     * our ability to continue as a going concern will depend in part on whether Harman demands payment on the $8.5 million debt, or any portion thereof;
     * a significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes;
     * the terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
     * our ability to obtain additional financing in the future for working capital, capital expenditures, and other purposes may be substantially impaired; and
     * our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

     Our ability to meet our debt service obligations and reduce our total indebtedness to Harman depends in part on our future operating performance. Our future operating performance will depend on our ability to expand our business operations by growing our core audio processing business, expanding our product offerings and penetrating new and emerging markets, which we anticipate will require additional financing. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business that are beyond our control. If we are unable to expand our business operations as planned, we may not be able to service our outstanding indebtedness to Harman.

THE EXISTENCE OF AN UNQUALIFIED OPINION WITH A GOING CONCERN EMPHASIS PARAGRAPH WHICH MAY MAKE IT MORE DIFFICULT FOR US TO OBTAIN CREDIT OR ADDITIONAL CAPITAL AND MAY JEOPARDIZE OUR RELATIONSHIP WITH EXISTING AND NEW CUSTOMERS.

     Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position created by the demand notes have resulted in our independent public accountants adding a going concern emphasis paragraph in their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. This opinion generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings. The opinion also may make it more difficult to maintain existing customer relationships and to initiate new customer relationships.

WE WILL NEED ADDITIONAL DEBT OR EQUITY TO SERVICE THE DEBT PAYABLE AS A RESULT OF OUR ACQUISITION OF ORBAN, AND WE MAY NOT BE ABLE TO OBTAIN THIS FINANCING ON ACCEPTABLE TERMS.

     Upon our acquisition of the assets of Orban, we issued a $3.5 million short-term note and a $5 million long-term note payable to Harman. Effective October 1, 2001, both of these notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Our ability to service this debt will depend on our ability to obtain either additional debt or equity financing, or a combination thereof. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on acceptable terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to negotiate further restructuring of the debt with Harman. If Harman is unwilling to restructure the debt, we may default on the debt and our ability to continue as a going concern would be jeopardized.

OUR ABILITY TO OBTAIN AN OUTSIDE LINE OF CREDIT IS SUBJECT TO THE APPROVAL OF OUR CURRENT CREDITORS AND, IF SUCH APPROVAL IS WITHHELD, OUR ABILITY TO COMPETE EFFECTIVELY IN OUR INDUSTRY COULD BE JEOPARDIZED.

     In connection with our acquisition of Orban, we entered into a Credit Agreement with Harman. Under the terms of the Credit Agreement, we are bound by certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of Harman. This limitation on our ability to obtain additional outside lines of credit may curtail our ability to make strategic acquisitions and to conduct research and development. This in turn could jeopardize our competitive position within our industry.

FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH. Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany. Transactions and expenses of our Orban Europe operations will be conducted in Euros which will expose us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results. For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe. Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro. As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

     We expect to derive approximately 13% of our total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN EVALUATION OF OUR COMBINED OPERATIONS WITH ORBAN AND OUR PROSPECTS FOR THE FUTURE.

     We commenced our combined operations with Orban on May 31, 2000. Accordingly, we have a limited operating history on which an evaluation of our combined operations with Orban can be based. Our prospects must be considered in light of the risks, expenses, difficulties and uncertainties frequently encountered by companies in the early stages of integration, such as:

     * the difficulty of integrating the operations, technologies, personnel and cultures of our companies;
     * the potential disruption of the ongoing business of our companies;
     * the distraction of management of our companies from ongoing business concerns;
     * potential unknown liabilities associated with the merger of our companies; and
     * the potential disruption of our employee base.

     We cannot guarantee that any or all of the above risks, expenses, difficulties and uncertainties will not occur as a result of our integration of the Orban operations. Nor can we guarantee that our integration with Orban will be achieved successfully or as rapidly as we would like.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR SUCCESSFUL INTEGRATION OF THE ORBAN OPERATIONS INTO OUR OWN.

     We are in the process of integrating the operations of Orban with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. Although the combination of our operations with those of Orban has produced substantial synergies, nevertheless this combination is ongoing and continues to present significant management challenges. We cannot assure you that this integration, and the synergies expected to result from that integration, will be achieved to the extent initially anticipated. If management is unable to completely and successfully integrate our operations with those of Orban, we will not fully realize the benefits of integration noted above, and our business, results of operations and financial condition could be adversely affected.

WE SERVE A MARKET IN WHICH THERE ARE A LIMITED NUMBER OF CUSTOMERS AND OUR FINANCIAL WELL-BEING IS DIRECTLY TIED TO THE FINANCIAL HEALTH OF THESE CUSTOMERS.

     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. Moreover, a significant amount of our revenue is derived from audio processing replacement orders that come from these customers. Our financial stability and well-being is thus directly tied to the financial health of these customers. If these customers experience financial difficulty, regardless of the cause, they may delay, reduce or cancel orders for new audio processing or post-production equipment. If this occurs, our results of operations could decline and we could experience difficulty in servicing our debt obligations.

WE MUST ADAPT TO RAPID TECHNOLOGICAL CHANGE AND INCREASED COMPETITION IF WE ARE GOING TO BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.

     While audio processing has been and will continue to be our core business, we are using our existing technologies to enter the emerging markets of digital audio broadcasting, cable television and Internet-related audio delivery. These markets are characterized by rapid technological change and require a significant commitment of capital and human resources. We intend to engage continually in research and development activities so that we can improve our current products and develop new products. However, our significant debt obligations may limit the amount of resources, both capital and human, that we can commit to research and development. This could jeopardize the success and reception of our products in these emerging markets. In addition, because of the rapid pace of change and the intense competition that characterizes these markets, our products may become unmarketable or obsolete by a competitor's more rapid introduction to the marketplace.

WE MAY NOT BE ABLE TO RETAIN OUR EXISTING PERSONNEL OR HIRE AND RETAIN THE ADDITIONAL PERSONNEL THAT WE NEED TO SUSTAIN AND GROW OUR BUSINESS.

     Our future success will depend on our ability to attract, retain and motivate employees with the necessary skills and expertise required by our business. Competition for employees who possess the technical expertise to develop and manufacture our products is intense. A shortage in available skilled labor could require us to increase our wages and benefits to attract and retain enough employees. An increase in our labor costs, or our inability to attract, retain and motivate employees, would likely harm our growth plans and may adversely affect our business and results of operations.

WE DEPEND ON A NUMBER OF VENDORS TO SUPPLY US WITH COMPONENT PARTS THAT ARE NECESSARY TO THE PRODUCTION OF OUR AUDIO PROCESSING AND POST-PRODUCTION EQUIPMENT.

     We rely on certain vendors to provide component parts for use in the manufacturing of our audio processing and post-production equipment. As technology improves, some of these parts have become obsolete and vendors have discontinued their production of such parts. When this occurs, we must either obtain these necessary parts from alternative sources, or design around these parts so that we are able to continue producing our audio processing and post-production equipment. If any of the component parts that we require become unavailable and we are not able to design around these parts, we may not be able to offer some of our products and our sales revenues may decline.

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 820,318 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,706,880 shares of our common stock issued and outstanding as of March 29, 2002, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 43.1% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

WE DEPEND ON A FEW KEY MANAGEMENT PERSONS.

     We are substantially dependent on the personal efforts and abilities of Charles Jayson Brentlinger, our Chairman, President and Chief Executive Officer, and Robert Orban, our Vice President and Chief Engineer. The loss of either of these officers or our other key management persons could harm our business and prospects for growth. As a result, we have obtained key man life insurance policies on the lives of each of these officers. We also have employment agreements with each of these officers which are more fully described elsewhere in this report.

THE LOCATION OF OUR ORBAN DIVISION SUBJECTS US TO A NUMBER OF RISKS THAT ARE BEYOND OUR CONTROL WHICH COULD RESULT IN PRODUCTION INTERRUPTIONS.

     Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products. Our Orban division is currently located in San Leandro, California, and we expect to maintain our operations at this facility for the foreseeable future. While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods. In addition, the power shortages which occur in California from time to time have resulted in planned and unplanned power outages and increased energy costs which we may not be able to pass on to our customers. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business. Finally, our location in the Silicon Valley corridor of California subjects us to increased operating costs and labor shortages which could adversely affect our production capabilities and result in reduced revenues.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY DECLINE.

     The volatility of the market price of our common stock may cause wide fluctuations in the price of our common stock on the
OTC Bulletin Board.  The market price of our common stock is likely to be affected by:

     * changes in general conditions in the economy or the financial markets;
     * variations in our quarterly operating results;
     * changes in financial estimates by securities analysts;
     * other developments affecting us, our industry, customers or competitors;
     * the operating and stock price performance of companies that investors deem comparable to us; and

     * the number of shares available for resale in the public markets under applicable securities laws.

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

     Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On April 1, 2002, the last sale price of our common stock on the OTC Bulletin Board was $1.33 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

     The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer's presumed control over the market. Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer's account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so. As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.

BECAUSE OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, INFRINGEMENT ON OUR PROPRIETARY RIGHTS COULD LEAD TO COSTLY LITIGATION AND DECREASED REVENUES.

     Our copyrights, patents, trademarks, trade secrets and similar intellectual property are critical to our success. To establish and protect our proprietary rights, we rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality and non-disclosure agreements and contractual provisions with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, there can be no assurance that these steps will be adequate, that we will be able to secure trademark registrations for all of our marks in the United States or other countries or that third parties will not infringe upon or misappropriate our copyrights, patents, trademarks and similar proprietary rights. In addition, effective copyright, patent and trademark protection may be unenforceable or limited in certain countries. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights, patents and other intellectual property rights. We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could cause us to incur substantial expenses and would adversely affect our financial condition.

ITEM 7.  FINANCIAL STATEMENTS


                                      INDEX

                                                                          Page
                                                                          ----

Independent Auditors' Report .............................................. 23

Report of Independent Public Accounts ..................................... 24

Consolidated Balance Sheets - December 31, 2001 and 2000 .................. 27

Consolidated Statements of Operations -
    For the Years Ended December 31, 2001 and 2000 ........................ 29

Consolidated  Statements of Stockholder's Equity (Deficit) -
    For the Years Ended December 31, 2001 and 2000 ........................ 30

Consolidated  Statements of Cash Flows -
    For the Years Ended December 31, 2001 and 2000 ........................ 31

Notes to Financial Statements ............................................. 33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2000 were audited by other auditors whose report dated April 16, 2001, (May 17, 2001 as to Note 4 and 10, and October 1, 2001 as to Note 11), which expressed an unqualified opinion on those consolidated financial statements with emphasis of matter paragraphs covering a restatement and substantial doubt regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 11, the Company's deteriorating financial results and liquidity have caused it to renegotiate certain loan agreements. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11.
The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


Altschuler, Melvoin and Glasser LLP
Los Angeles, California
March 29, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Circuit Research Labs, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the accompanying 2000 financial statements have been restated.

We have not audited any financial statements of the Company for any period subsequent to December 31, 2000. However, as discussed in Note 11 to the financial statements, effective October 1, 2001, the Company entered into an amendment to its credit agreement whereby $8,500,000 of debt is due on demand, or if no demand is sooner made, on the dates and in the amounts specified in the related credit agreement. The Company is attempting to renegotiate the terms of the loan agreement and also is seeking other sources of long-term financing.
The Company's inability to pay its demand notes should payment be demanded, its difficulties in meeting its financing needs and its negative working capital position created from these demand notes raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

April 16, 2001
(May 17, 2001 as to Notes 4 and 10)
(October 1, 2001 as to Note 11)

INDEPENDENT AUDITORS' CONSENT

We have issued our report dated March 29, 2002, accompanying the consolidated financial statements included in the Annual Report of Circuit Research Labs, Inc. on Form 10-KSB for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statements of Circuit Research Labs, Inc. on Form SB-2 (File No. 333-69712).


Altschuler, Melvoin  & Glasser LLP
Los Angeles, California
April 15, 2002

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 333-69712 of Circuit Research Labs, Inc. on Form SB-2 of our report dated April 16, 2001 (May 17, 2001 as to Notes 4 and 10 and October 1, 2001 as to
Note 11) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the ability of Circuit Research Labs, Inc. to continue as a going concern), appearing in this Annual Report on Form 10-KSB of Circuit Research Labs, Inc. for the year ended December 31, 2001.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 16, 2002

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

ASSETS
                                                        2001            2000
                                                     ---------       ---------
CURRENT ASSETS:
   Cash                                              $ 280,895       $ 272,203
   Accounts receivable, trade, net of allowance
     for doubtful accounts of $98,663 in 2001
     and $14,955 in 2000                               641,156         727,001
   Inventories                                       2,828,198       3,258,683
   Other current assets                                 93,861         177,662
                                                     ---------       ---------
     Total current assets                            3,844,110       4,435,549
                                                     ---------       ---------

PROPERTY, PLANT AND EQUIPMENT - Net                  1,413,607       1,809,355
                                                     ---------       ---------

OTHER ASSETS:
   Goodwill, net of amortization of $1,672,907
      in 2001 and $615,908 in 2000                   5,734,180       6,774,984
   Deferred acquisition costs                           34,563               0
   Other                                                41,399          39,000
                                                     ---------       ---------
                                                     5,775,579       6,813,984
                                                     ---------       ---------

TOTAL                                              $11,067,859     $13,058,888
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $ 1,011,955       $ 836,965
   Notes payable                                     8,583,588               0
   Current portion of long-term debt                   227,196         483,280
   Accrued salaries and benefits                       262,430         283,226
   Accrued professional fees                            48,672         100,198
   Customer deposits                                    50,271         275,502
   Due to stockholder                                        0          25,000
   Other accrued expenses and liabilities              281,011         282,912
                                                   -----------     -----------
     Total current liabilities                      10,465,123       2,287,083
                                                   -----------     -----------
LONG-TERM DEBT, LESS CURRENT PORTION                   485,410       8,738,466
                                                   -----------     -----------
     Total liabilities                              10,950,533      11,025,549
                                                   -----------     -----------

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000 - continued
                                                       2001            2000
                                                   -----------     -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $100 par value -
     authorized, 500,000 shares, None issued
   Common stock, $.10 par value -
     authorized, 20,000,000 shares 2,388,880
     and 2,269,522 shares issued and
     outstanding at December 31, 2001 and 2000         238,888         226,952
   Additional paid-in capital                        4,196,229       4,077,538
   Accumulated deficit                              (4,317,791)     (2,271,151)
                                                   -----------     -----------
    Total stockholders' equity                         117,326       2,033,339
                                                   -----------     -----------
TOTAL                                              $11,067,859     $13,058,888
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                   CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000


                                                       2001            2000
                                                   -----------     -----------

NET SALES                                          $13,066,365     $ 7,259,910
COST OF GOODS SOLD                                   6,589,519       3,683,518
                                                   -----------     -----------
Gross profit                                         6,476,846       3,576,392
                                                   -----------     -----------

OPERATING EXPENSES
   Selling, general and administrative               4,690,331       3,139,469
   Research and development                          1,408,208       1,052,496
   Depreciation                                        329,752         267,581
   Amortization                                      1,056,999         615,908
                                                   -----------     -----------
Total operating expenses                             7,485,290       5,075,454
                                                   -----------     -----------
LOSS FROM OPERATIONS                                (1,008,444)     (1,499,062)
                                                   -----------     -----------

OTHER (INCOME) EXPENSE:
   Sundry income                                       (32,221)        (18,170)
   Interest expense                                  1,070,417         777,229
                                                   -----------     -----------

Total other expense                                  1,038,196         759,059
                                                   -----------     -----------

LOSS BEFORE INCOME TAXES                            (2,046,640)     (2,258,121)

INCOME TAXES                                                 0               0
                                                   -----------     -----------

NET LOSS                                          ($ 2,046,640)   ($ 2,258,121)
                                                  =============   =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.88)         ($1.28)
                                                        =======         =======


See Notes to Consolidated Financial Statements.

                   CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000

                                       Common
                               ---------------------
                                                        Additional
                                                         Paid-in     Accumulated
                                Shares       Amount      Capital       Deficit       Total
                               ---------    ---------   ----------   ------------   ----------
Balance, January 1, 2000       1,195,364    $ 119,536   $1,577,706      $(13,030)  $1,684,212

Issuance of common shares      1,074,158      107,416    1,449,832                  1,557,248

Issuance of warrants                                     1,050,000                  1,050,000

Net loss                                                              (2,258,121)  (2,258,121)
                               ---------    ---------   ----------   ------------   ----------

Balance, December 31, 2000     2,269,522      226,952    4,077,538    (2,271,151)   2,033,339

Issuance of common shares        119,358       11,936      118,691                    130,627


Net loss                                                              (2,046,640)  (2,046,640)
                               ---------    ---------   ----------   ------------   ----------

Balance, December 31, 2001     2,388,880    $ 238,888   $4,196,229   $(4,317,791)    $117,326
                               =========    =========   ==========   ============   ==========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                       2001            2000
                                                   ------------    ------------
OPERATING ACTIVITIES:
  Net Loss                                         ($2,046,640)    ($2,258,121)
  Adjustments to reconcile net loss to net cash
      provided by operating activities
  Depreciation and amortization                      1,477,258         883,489
  Provision for uncollectable accounts                  83,708
  Provision for inventories reserve                    532,815         (55,718)

  Changes in assets and liabilities:
    Accounts receivable                                  2,137         385,173
    Inventories                                        (40,840)        136,513
    Other assets                                        89,529         256,974
    Accounts payable, accrued expenses and deposits     55,439         997,594
                                                   ------------    ------------
      Net cash provided by operating activities        153,406         345,904
                                                   ------------    ------------

INVESTING ACTIVITIES:
  Purchase of net assets of Orban, Inc.                             (2,586,881)
  Purchase of assets of Avocet Instruments, Inc.        (8,350)
  Proceeds from sale or maturity of securities                         383,905
  Capital expenditures                                 (15,866)        (32,316)
  Deferred acquisition costs                           (34,563)              0
                                                   ------------    ------------
    Net cash used in investing activities              (58,779)     (2,235,292)
                                                   ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from debt issuance                                          430,341
  Payments on stockholder advances                                     122,500
  Principal payments on notes payable                   (6,488)
  Principal payments on long-term debt                 (79,447)        (11,095)
  Proceeds from sale of common stock                                 1,557,248
                                                   ------------    ------------
    Net cash provided by (used in) financing
      activities                                       (85,935)      2,098,994
                                                   ------------    ------------

NET INCREASE IN CASH                                     8,692         209,606

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000 - continued

                                                       2001            2000
                                                   ------------    ------------

CASH AT BEGINNING OF YEAR                              272,203          62,597
                                                   ------------    ------------

CASH AT END OF YEAR                                  $ 280,895       $ 272,203
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:

    Interest                                        $1,041,084        $774,829
                                                   ============    ============

    Income Taxes                                            $0              $0
                                                   ============    ============


NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
   Fair value of net assets acquired,
     including goodwill                                $86,330     $12,640,096
   Debt issued to seller                               (77,980)     (8,500,000)
   Fair values of warrants issued to seller                         (1,050,000)
   Debt issued to stockholder                                         (205,000)
   Costs paid                                                         (298,215)
                                                   ------------    ------------
                                                        $8,350      $2,586,881
                                                   ============    ============

Conversion of stockholder loan to equity               $97,500              $0
                                                   ============    ============
Conversion of stockholder advance to equity            $33,127              $0
                                                   ============    ============

Conversion of accounts payable to notes payable
    and long-term debt                                $179,903              $0
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                   CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2001 and 2000


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

On May 31, 2000, CRL Systems acquired the net assets of Harman Acquisition Corp. formerly known as Orban, Inc. ("Orban"), a wholly owned subsidiary of Harman International Industries, Inc. ("Harman"). Including the $500,000 non-refundable deposit previously paid to Harman, the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance was financed through a combination of short-term and long-term seller financing. In addition to the stated purchase price, CRL issued to Harman warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants were valued at $1,050,000 at the time of the purchase to be part of the total purchase price of $11,550,000. The Asset Sale Agreement between CRL Systems and Harman contains a provision to allow Harman to rescind the transaction if, as of November 30, 2000, CRL Systems has not paid in full the $3.5 million short-term note. If Harman exercises its option to rescind the agreement, it is to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Harman as liquidating damages. The note has since been extended to April 30, 2002 with Harman retaining the option to rescind the agreement. As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and operates a portion of its business under the "Orban" trade name.

The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $7.1 million is being amortized over 7 years.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc., for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195 and is being amortized over 7 years.

The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Orban as if the acquisition had occurred on January 1, 2000 after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, corporate general and administrative expenses, and income taxes. This pro-forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and Orban had been combined during such period. Moreover, the pro-forma summary is not intended to be indicative of the results of operations to be attained in the future.

                                           2000
                                       -----------
     Net revenue                       $12,255,000
     Net loss                           (1,647,000)
     Net loss per common share                (.93)


Significant accounting policies are as follows:

a. Inventories are stated at the lower of cost (first-in, first-out method) or market.

b.   Property, plant and equipment are stated at cost.
     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 5 years for furniture, fixtures, machinery and equipment, and 31.5 years for building and improvements.

c. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, which is amortized on the straight-line basis over 7 years.

d. Deferred acquisition costs as of December 31, 2001 are related to a 2002 asset purchase. There were no costs deferred as of December 31, 2000.

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

f. Revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment.

g. Research and development costs totalling $1,408,208 and $1,052,496 for the years ended December 31, 2001 and 2000, respectively, are charged to expense as incurred.

h. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2001 and 2000.

i. Financial instruments - SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, receivables, accounts payable and long-term debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

j. Net loss per share - In calculating net loss per share for the year ended December 31, 2001, the effects of 1,000,000 shares relating to options to purchase common stock and 1,708,158 shares relating to warrants were not used for computing diluted net loss per share because the result would be anti-dilutive. For the year ended December 31, 2000, the options and warrants to purchase 1,026,500 and 1,708,158 shares respectively, of common stock were not used in computing diluted net loss per share because the result would be anti-dilutive. SFAS No. 128, "Earnings per Share" establishes standards for computing and presenting net loss per share. It also requires the dual presentation of basic and diluted net loss per share on the face of the statement of operations. Net loss per share is calculated as follows:

                                                  Year Ended
                                                  December 31,
                                         -----------------------------
                                             2001             2000
                                         ------------     ------------
  Numerator
    Net loss                             ($2,046,640)     ($2,258,121)

  Denominator
    Weighted average shares                2,326,848        1,770,265

  Basic and diluted net loss per share        ($0.88)          ($1.28)


k.   New accounting pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangibles Assets". SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be at least tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

     Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its consolidated results of operations and financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143)". SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective
     January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on its consolidated results of operations or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and has not yet determined the impact, if any, this standard will have on its consolidated results of operations and financial statements.

l. Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

m. Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the classifications used in 2001 and have no effect on previously reported net loss.

2.   INVENTORIES

     Inventories consist of the following
       at December 31:                                 2001            2000
                                                    ----------      ----------
     Raw materials and supplies                     $2,176,797      $2,062,872
     Work in process                                 1,286,942       1,262,536
     Finished goods                                    737,834         774,836
                                                    ----------      ----------
     Total                                           4,201,574       4,100,244
     Less obsolescence reserve                       1,373,376         841,561
                                                    ----------      ----------
     Inventories, net                               $2,828,198      $3,258,683
                                                    ==========      ==========

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment  consist
     of the following at December 31:                  2001            2000
                                                    ----------      ----------
     Land                                             $130,869        $130,869
     Building and improvements                         879,660         874,697
     Furniture and fixtures                             90,393          90,393
     Computer equipment                                847,737         836,834
     Machinery and equipment                         1,141,896       1,135,395
                                                    ----------      ----------
                                                     3,090,555       3,068,188
     Less accumulated depreciation and amortization  1,676,948       1,258,833
                                                    ----------      ----------
     Property, plant and equipment - net            $1,413,607      $1,809,355
                                                    ==========      ==========

Provision for depreciation and amortization charged to operations for the years ended December 31, 2001 and 2000 amounted to $420,259 and $549,768, respectively.


4.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2001:

                                                       2001            2000
                                                    ----------      ----------
     Orban, Inc. Tranche A Note                             $0      $5,000,000
     Orban, Inc. Tranche B Note                                      3,500,000
     Notes to stockholder                              178,905         291,359
     Avocet Instruments, Inc.                           55,104
     Mortgage note                                     349,082         362,000
     Vendor notes                                       86,629
     Employee note                                      42,886          68,387
                                                    ----------      ----------
     Total long-term debt                              712,606       9,221,746
     Less current portion                              227,196         483,280
                                                    ----------      ----------
     Total long-term debt, less current portion       $485,410      $8,738,466
                                                    ==========      ==========

On May 31, 2000, CRL Systems, Inc. and Harman Acquisition Corp. (formerly known as Orban, Inc.) entered into a Credit Agreement to establish the terms and conditions of the $8,500,0000 loan from Harman to CRL Systems. The agreement was executed in conjunction with the Asset Sale Agreement between Harman and CRL Systems, Inc.(see note 1) The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, originally bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralized by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the Guarantee and Collateral Agreement. In addition, all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due on the notes.

The Company received several payment extensions on the Tranche A and B Notes. First, in exchange for $150,000 cash and an increase in the interest rate to 12 percent per annum for both the Tranche A and Tranche B Notes, Harman extended the maturity date of the Tranche B Note to November 30, 2000. The maturity date of the Tranche B Note was subsequently extended several additional times without fees or other significant changes to the original terms of the Note. Also, the first principal payment on the Tranche A Note of $250,000, originally due March 31, 2001, was extended to April 30, 2002 with the remaining quarterly principal payments deferred to March 31, 2003. Interest only payments are payable monthly for both notes. The Asset Sale Agreement between CRL Systems and Harman contains a provision to allow Harman to rescind the transaction if, as of November 30, 2000, CRL Systems had not paid in full the $3.5 million Tranche B Note. If Harman exercises its option to rescind the agreement, it is to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Harman as liquidating damages.

On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both Notes were amended and restated. Under the Amended Credit Agreement, both Notes were converted to demand notes payable. Interest is paid monthly at 12 percent per annum. Additionally, $1,250,000 is due April 30, 2002, unless Harman demands payment at an earlier date.

In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a stockholder, the total of which was included in the current portion of long-term debt at December 31, 2000. The note was due on August 14, 2001 after being extended from its prior due date of May 14, 2001 and accrued interest of 7.5 percent per annum. On August 11, 2001, the note was converted to equity at the market price of $1.05 per share.

In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company has made payments in 2001 sufficient for interest and some principal. On November 12, 2001, the Company amended the agreement whereby the Company and the stockholder verbally agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum.

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

On June 12, 2000, the Company entered into an unsecured promissory note for $68,387 from an employee, which bears interest at 12 percent per annum. The unpaid principal and interest that was due September 12, 2000 was extended to June 30, 2001. In order to further extend the note, the Company agreed to make 12 monthly installments of principal and interest over a one-year period commencing September 1, 2001. As part of the agreement, the note will continue to bear interest at 12 percent per annum, but will be compounded monthly.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc., for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195 and is being amortized over 7 years. In conjunction with the Asset Sale Agreement between the Company and Avocet Instruments, Inc. and Eric B. Lane (Sellers), the Company and the Sellers entered into a Credit Agreement to establish the terms and conditions of the purchase price. The loan is evidenced by an agreement whereby the Company will pay the Sellers $25,000 interest-free, paid $5,000 on the Closing Date, and $5,000 in each of the following four months. Thereafter, the balance ($57,980) is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. Principal payments totaling $9,686 were made during 2001.

Future minimum payments as of December 31, 2001 on the long-term debt are as follows:

               2002             $227,196
               2003              103,450
               2004               67,100
               2005               36,526
               2006              278,334
               Thereafter              0
                                --------
                                $712,606
                                ========

5.   STOCKHOLDERS' EQUITY

On July 7, 2000, the Board of Directors declared a 100 percent stock dividend of one share of common stock for each share held, payable on August 15, 2000 to all stockholders of record as of the close of business on July 31, 2000. All share and per share amounts included in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the stock dividend.

During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 708,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the Subscription Agreement, each unit consists of one share of the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty-day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the Subscription Agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the Subscription Agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of Company's common stock. As of December 31, 2001 and 2000, none of the warrants had been exercised.

On November 15, 2001, the Company extended the time in which the Class A Warrants may be exercised by adding 10 days on to the sixty-day period following the registration of the shares issuable. Subsequently, on January 23, 2002, the Company extended the exercise date for the Class A Warrants to February 23, 2002 while lowering the strike price from $1.75 to $1.00.

On March 22, 2001, the Company issued 26,500 shares of common stock to Charles Jayson Brentlinger Brentlinger, its President, for converting part of the existing stockholder payable at the share price of $1.25 offered to Mr. Brentlinger in accordance to the June 23,1999 Stock Purchase Agreement.

On August 10, 2001, the Company issued to Glenn Serafin 92,858 shares of restricted common stock for converting one of his existing notes to equity at the market price of $1.05 per share.

On January 18, 2002, the Company issued 1,250,000 shares of restricted common stock and a note payable in the amount of $750,000 to Dialog4 System Engineering GmbH pursuant to an asset sale and purchase agreement.

6.   STOCK OPTIONS

In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 120,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options are typically exercisable upon the grant date for up to three years at a price equal to 100% of the fair market value at the date of grant. There are no options outstanding under this plan at December 31, 2001 and 2000.

In September 1999, the Company entered into two stock agreements with its President, Charles Jayson Brentlinger. The first, pursuant to the terms of a Stock Purchase Agreement, required the President to purchase 342,500 shares of the Company's common stock at $1.25 per share within 1 year. Prior to such date, he purchased 160,000 shares under the agreement. On October 20, 2000, the purchase date was extended to December 31, 2000. As of December 31, 2000 he remained obligated to purchase 26,500 shares on or before December 31, 2000 for a total price of $33,125. In consideration of the cash advances received from the President to the Company, the Board of Directors issued a resolution extending the terms of the stock purchase agreement to February 8, 2001 and subsequently Mr. Brentlinger fulfilled his remaining obligation.

The second agreement with the President was a grant of stock options, which vested immediately, to purchase 1,000,000 shares over the next 5 years for $1.25 per share. No options have been exercised under this grant. Mr. Brentlinger has committed to exercise his options, if necessary, in order to satisfy the Company's debt payments, if operating cash flows are inadequate.

7.   INCOME TAXES

The principal reasons for the difference between the income tax benefit provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended
December 31, are as follows:

                                                2001           2000
                                            -----------    -----------
     Federal tax at statutory rates          ($695,900)     ($767,800)
     State tax at statutory rates             (122,800)      (135,500)
     Permanent items                            16,900              0
     Other                                     (10,300)             0
     Increase in valuation allowance           812,100        903,300
                                            -----------    -----------
       Total                                       $ 0            $ 0
                                            ===========    ===========

At December 31, deferred taxes represent the tax effect of temporary differences related to:

                                                2001           2000
                                            -----------    -----------
     Current deferred taxes:
       Inventory capitalization              $ 113,100      $ 138,400
       Prepaid expenses                              0         (4,800)
       Inventory obsolescence reserve          549,400        336,200
       Allowance for doubtful accounts          39,500          6,100
       Warranty and other reserves              81,100         54,000
       Accrued expenses                         58,900         45,300
       Deferred tax valuation allowance       (842,000)      (575,200)
                                            -----------    -----------
         Total                                     $ 0            $ 0
                                            ===========    ===========

     Non-current deferred taxes:
       Goodwill amortization                 $ 357,100      $ 131,500
       Depreciation and amortization          (101,300)       (61,200)
        Operating loss carry forward         1,315,800        956,000
       Federal general business credit
         carry forward                          65,400         65,400
       Deferred tax valuation allowance     (1,637,000)    (1,091,700)
                                            -----------    -----------
         Total                                     $ 0            $ 0
                                            ===========    ===========


At December 31, 2001 and 2000, valuation allowances totaling $2,479,000 and $1,666,900, respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $3,014,000, which expire through 2021, are available for federal income tax purposes.

8.   SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

The Company manufactures and distributes audio processing and Radio and TV studio equipment. The Company's primary end user market is radio and TV stations and also the internet market. The chief operating decision makers are provided information about revenue generated by product line, with all products having similar production processes, customers and distribution channels. The Company's long-lived assets are all located in the United States. Accordingly, the Company operates in one segment.

Sales for the years ended December 31, 2001 and 2000 were conducted primarily through wholesale distributors and dealers. In 2001, approximately 19% of the net sales where generated from one customer while in 2000 approximately 33% of the net sales where generated from the same customer.

International sales in 2001 and 2000 totaled $6,702,430 and $3,148,018, respectively. International sales are made through the Company's wholly-owned foreign sales corporation, CRL International, Inc. The Company requires that all export sales be paid in U.S. currency. Accordingly, there are no foreign currency gains or losses for the years ended December 31, 2001 and 2000.

The Company's export sales by region are as follows:

     Region                        2001       %        2000       %
     -----------------------    ----------  ----    ----------  ----
     Europe                     $2,676,880   40%    $1,679,659   53%
     Pacific Rim                 2,217,607   33        731,994   23
     Latin and South America       712,026   11        527,618   17
     Canada and Mexico             908,442   13        179,339    6
     Other                         187,475    3         27,408    1
                                ----------  ----    ----------  ----
     Total                      $6,702,430  100%    $3,148,018  100%
                                ==========  ====    ==========  ====


9.   EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $74,261 and $35,063 in 2001 and 2000, respectively.

On August 24, 2001, the Company's Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001. The plan is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $250 per week.
A non-affiliated dealer on the open market purchases shares at the market price. During 2001, the plan had 10 participants and purchased 4,861 shares of the Company's common stock.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company maintains its principal offices and warehouse in leased facilities in San Leandro, California, under an operating lease which expires on December 31, 2006. The lease agreement provides for minimum monthly rental payments ranging from $27,022 to $31,612. The Company is also responsible for the payments of (i) common area operating expenses (as defined),
(ii) utilities, and (iii) taxes.

Future minimum lease payments relating to the above operating leases at December 31, 2001 are as follows:

                December 31,      Amount
                ------------   ----------
                    2002         $324,264
                    2003          337,224
                    2004          350,724
                    2005          364,752
                    2006          379,344
                               ----------
                   Total       $1,756,308
                               ==========

Rent expense amounted to $374,489 (net of sublease rental income of $83,000) and $194,223 for the years ended December 31, 2001 and 2000, respectively.


11.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses of $2,046,640 and $2,258,121 during the years ended December 31, 2001 and 2000, respectively. The Company's deteriorating financial results and reduced liquidity have caused it to renegotiate its loan agreement with Harman. Under the terms of the new agreement, Harman could demand at any time that the Company immediately pay in full the outstanding balance under the agreement. Should this happen, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11). In addition, Harman can rescind the purchase agreement. If Harman exercises its option, the Company's operations would be significantly impacted.

The Company's deteriorating financial results and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, (i) the ability to generate sufficient cash flows to meet its obligations, (ii) obtain additional or restructure financing, (iii) continue to obtain uninterrupted supplies from vendors, and (iv) reduce capital expenditures and operating expenses.

The Company is considering alternatives to raise additional capital and improve liquidity. However, there can be no assurance that the Company's efforts to raise adequate liquidity will be timely or successful. The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 and/or be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 19, 2001, our Board of Directors approved a recommendation from its Audit Committee that the Company's independent public accounting firm, Deloitte & Touche LLP, be dismissed and that the independent public accounting firm of Altschuler, Melvoin and Glasser LLP be engaged, effective as of June 26, 2001, to audit the Company's consolidated financial statements for the year ending December 31, 2001.

     The Audit Committee was formed in August 1985 and is responsible for recommending selection of the Company's independent public accountants. The Audit Committee solicited proposals to render accounting and tax services to the Company from several independent public accounting firms.

     During the two most recent fiscal years, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make reference thereto in connection with their reports.

     The consolidated financial statements of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2000 that were audited by Deloitte & Touche LLP and whose report dated April 16, 2001, (May 17, 2001 as to note 4 and 10, and October 1, 2001 as to note 11), which expressed an unqualified opinion on those consolidated financial statements with an emphasis paragraph covering a restatement and substantial doubt regarding the Company's ability to continue as a going concern. No report of Deloitte & Touche LLP on the statements for either the past two years contained an adverse or qualified opinion or disclaimer of opinion, audit scope or accounting principals.

                                    PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors, executive officers and key employees, and their ages as of March 29, 2002 are:

     Name                           Age     Positions
     --------------------------     ---     ------------------------------------
     Charles Jayson Brentlinger     47      Chief Executive Officer, Chairman of
                                            the Board and President

     Berthold F. Burkhardtsmaier    45      Director and Vice President of
                                            European Operations

     Gary D. Clarkson               49      Secretary, Vice President, General
                                            Manager and Director

     Robert A. Orban                56      Vice President, Chief Engineer and
                                            Director

     Carl E. Matthusen              58      Director

     Phillip T. Zeni, Sr.           60      Director

     Robert W. McMartin             39      Vice President, Treasurer and Chief
                                            Financial Officer

     Greg J. Ogonowski              46      Vice President of New Product
                                            Development

     William R. Devitt              57      Vice President of Manufacturing and
                                            Production


Directors

     Charles Jayson Brentlinger has served as our President, Chief Executive Officer and a director since June 1999, and as our Chairman of the Board since October 1999. He was formerly the President and owner of Rainbow Broadcasting Inc. and Brentlinger Broadcasting, Inc. In May 2000, Mr. Brentlinger sold all of his broadcast ownership interests to his family. Mr. Brentlinger has over 27 years of experience in the radio industry. He has worked as a broadcast consultant for nearly every radio station in the Phoenix area. Mr. Brentlinger formed his own broadcast engineering firm in 1986. Some of his many clients have included Scripps Howard Broadcasting, Adams Radio Communications Corporation, Adams Satellite/ABC, Transtar Radio Network, Pulitzer Broadcasting Phoenix, Duchossois Communications Corporation, Sundance Communications Corporation, Arizona Radio and Television Corporation, Cook Inlet Corporation, First Media Corporation, Duffey II Corporation and TransCOM/Transcolumbia Corporation. Mr. Brentlinger attended DeVry Institute of Technology and the University of Arkansas at Little Rock. He is a member of the Society of Broadcast Engineers and National Association of Broadcasters. He holds a FCC General Radiotelephone license, valid for life.

     Berthold F. Burkhardtsmaier has served as our Vice President of European Operations and a director since January 2002. In 1992, he founded Dialog4 System Engineering GmbH in Ludwigsburg,

Germany and served as its Managing Director for 10 years. During this time, he introduced the "MusicTAXI" and "Soundtainer" product lines, established a world-wide product distribution network and received ISO-9001 certification in 1998. From 1989 to 1992, he was employed by Shure Bros., Inc. to establish their European Subsidiary in Heilbronn, Germany and serve as its Managing Director. From 1986 to 1989, he was employed by Harman Deutschland in Germany as a product manager for the JBL and Shure product lines and was responsible for establishing new market segments in cinema, professional sound reinforcement and industrial sound. In 1986, Mr. Burkhardtsmaier received a masters degree in electromechanical engineering from the Technical University in Munich, Germany where he specialized in acoustics and communication systems.

     Gary D. Clarkson is one of our founders and has served as our Vice President and General Manager since August 2000, our Secretary since October 1999 and as a director since our incorporation in 1978. He also served as our Treasurer from August 2000 to June 2001. Following the death of our other founder, Mr. Ronald R. Jones, Mr. Clarkson served as our Chief Executive Officer, President and Chairman from January 1998 to June 1999. Mr. Clarkson began his broadcasting career by serving in assistant and chief engineering positions at several Phoenix area radio stations from 1971 until 1978. Since our founding in 1974, Mr. Clarkson has devoted substantially all of his business efforts to our business and served as our design engineer from 1974 to 1998.
Mr. Clarkson holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona.

     Robert A. Orban has served as a Vice President since June 2001 and director since May 2000. In 1975, he co-founded Orban Associates, Inc. with his late business partner, Mr. John Delantoni. Since that time, Mr. Orban has served as Chief Engineer for Orban Associates (and its successor, Orban, Inc.) where he has concentrated on the theoretical support for and subjective tuning of that company's products. In 1975, he introduced Orban Associates' standard-setting OPTIMOD line of audio processors, including the OPTIMOD-FM processors which are among the most widely used FM processors in the world. Mr. Orban is the holder of 25 patents, and he has been widely published in such publications as the Journal of the Audio Engineering Society and the NAB Engineering Handbook.
In 1993, Mr. Orban shared (with Dolby Labs) a Scientific and Technical Award from the Academy of Motion Picture Arts and Sciences, and in 1995 he received the Radio Engineering Achievement Award from the National Association of Broadcasters. Mr. Orban received a B.S. in Electrical Engineering from Princeton University in 1967 and an M.S. in Electrical Engineering from Stanford University in 1968.

     Carl E. Matthusen has served as a director since February 1988.
Mr. Matthusen began his career in the broadcast industry in 1963 serving in various capacities at seven radio broadcast stations in Arizona, Wisconsin, Minnesota and Virginia. Since 1978, he has been General Manager of KJZZ-FM, KBAQ-FM and Sun Sounds Radio Reading Service operated by Rio Salado College in Mesa, Arizona. Mr. Matthusen served on the board of directors of National Public Radio from 1990 to 1996, and was chairman of the board from 1992 to 1996. Since 1999, Mr. Matthusen has served as a member of the board of the International Association of Audio Information Services.

     Phillip T. Zeni, Sr. has served as a director since May 2000. Mr. Zeni's professional and business career spans more than three decades and includes ownership and senior management positions in consulting, publishing and broadcasting. Since 1993, he has served as President of Transcontinental Publishing, Inc., a publishing house specializing in international and regional trade publications for the construction industry. Mr. Zeni is also Executive Vice President of Palmieri USA, an importer and distributor of construction equipment, and the owner and Managing Director of PhysicianNet.com, a six-year-old Web site that serves the medical community. Previously, Mr. Zeni served as managing partner of a Dallas-based group of broadcasting stations and as Director of Business Development for NBC Radio and Westinghouse-Group "W" Broadcasting in Chicago. He has also served as a Vice President of Multimedia Communications, and as general manager of two of that company's major broadcasting properties in the South. Mr. Zeni has presented seminars for the National Association of Broadcasters and the Radio Advertising Bureau.
Mr. Zeni holds a B.A. from the University of Illinois. He has served as an adjunct professor at the University of Arkansas at Little Rock and at Millikin University in Decatur, Illinois. Mr. Zeni has also guest lectured at the University of Wisconsin, Michigan State University, the University of Illinois and Arkansas State University. Mr. Zeni has been active in a wide range of charitable, civic and social organizations throughout his career. His time in public service included serving on the staff of Illinois Governor Richard Ogilvie, followed by two White House assignments during the Ford and Carter administrations. Currently, Mr. Zeni serves as President and on the board of directors of the University Club of Phoenix.

Executive Officers

     Robert McMartin has served as our Treasurer since January 2002, and as our Vice President and Chief Financial Officer since June 2001. Prior to joining us, Mr. McMartin served as the Chief Financial Officer of IMSure Network, Inc., a technology company providing eCommerce Internet technology products, from March to December 2000. From November 1999 to March 2000, Mr. McMartin served as the Director of Finance of Fox Animation Studios, Inc. in Phoenix, Arizona. Prior to that time, he was Corporate Controller of Trapeze Software Group, Inc., a software solutions manufacturer and developer, from April 1998 to November 1999. Mr. McMartin was employed as a staff accountant for Cotton Parker Johnson, L.L.P. from June 1998 to October 1998, and held a similar position with The O'Connor Group, P.C. from November 1997 to May 1998. From 1992 to 1995, Mr. McMartin served as Senior Financial Analyst for Blackwell Financial, Inc., a capital investment firm. Mr. McMartin holds a B.S. in Finance from Westminster College and a Post Baccalaureate Certificate in Accountancy from Arizona State University.

     Greg J. Ogonowski has served as our Vice President of New Product Development since October 2000. In 1975, Mr. Ogonowski founded Gregg Laboratories, an audio processing equipment manufacturing company. From 1998 to October 2000, Mr. Ogonowski served as Technical Director for KBIG/KLAC in Los Angeles, California, where he designed and installed a computer network and digital audio delivery system that resulted in KBIG/KLAC being one of the first radio stations to directly stream audio to the Internet with internal encoders and servers. Mr. Ogonowski has also been directly responsible for other technical facilities at many major market radio stations, including stations in Detroit, Dallas and Seattle. As technical director for KTNQ/KLVE, Heftel Broadcasting, Los Angeles, from 1985 to 1991, Mr. Ogonowski relocated studio facilities and constructed a new efficient alternative use AM transmission facility. In 1984, Mr. Ogonowski founded Modulation Index, a broadcast engineering consulting company. He has conducted studies on broadcast modulation measurement instrumentation and FM modulators, including STLs and exciters. As a result of these studies, Mr. Ogonowski has developed modifications for popular monitors, STLs and exciters to improve their dynamic transient accuracy and competitiveness. A technical paper was presented before the National Association of Broadcasters regarding these findings.

     William R. Devitt has served as our Vice President of Manufacturing and Production since January 2001. Mr. Devitt began his career at Orban, Inc. in 1991 when he became Technical Services Manager. In this capacity, Mr. Devitt developed service and technical support operations, setup administration, technical staff policies and procedures. In 1996, his responsibilities were expanded to include product engineering for manufacturing of new and existing products. In February 2000, Mr. Devitt became Director of Manufacturing. His duties were expanded to include administration of all manufacturing operations, design services, materials and production.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Directors, executive officers and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2001 fiscal year with the exception of the following:
(1) James J. Seemiller, the Company's former Vice President of Sales, Marketing and New Business Development who was elected to that position on August 25, 2000, failed to file his Form 3 until October 11, 2001; Mr. Seemiller had no transactions or holdings to report on such Form 3; (2) Carl E. Matthusen, who was elected to the Company's board of directors on February 8, 1988, failed to file his Form 3 until February 11, 2002; Mr. Matthusen had no transactions or holdings to report on such Form 3; (3) Phillip T. Zeni, Sr., who was elected to the Company's board of directors on May 23, 2000, failed to file his Form 3 until February 11, 2002; Mr. Zeni had no transactions or holdings to report on such Form 3; (4) Robert A. Orban, who was elected to the Company's board of directors on May 23, 2000 and who filed his initial Form 3 on April 10, 2001, filed an amendment to his Form 3 on March 25, 2002 to report the acquisition of warrants to purchase shares of the Company's common stock on May 23, 2000;
(5) Greg J. Ogonowski, who became the Company's Vice President of New Product Development on November 13, 2000 and who filed his initial Form 3 on April 13, 2001, filed an amendment to his Form 3 on March 25, 2002 to report the acquisition of warrants to purchase shares of the Company's common stock on May 23, 2000; (6) Robert W. McMartin, who became the Company's Vice President and Chief Financial Officer on June 19, 2001, failed to file his Form 3 until October 15, 2001; Mr. McMartin had no transactions or holdings to report on such Form 3; and (7) William R. Devitt, who became the Company's Vice President of Manufacturing and Production on January 15, 2001, failed to file his Form 3 until November 5, 2001; Mr. Devitt had no transactions or holdings to report on such Form 3.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual and long-term compensation paid or accrued to the Chief Executive Officer and the four highest compensated executive officers whose salary and bonus exceeded $100,000 during 2001.

                              Summary Compensation Table

                                                             Securities
Name and Principal          Fiscal                           Underlying      All Other
Position                     Year   Salary        Bonus      Options (#)(1)  Compensation
---------------------------  ----   -----------   ---------  --------------  ------------
Charles Jayson Brentlinger   2001   $169,739         -       1,365,005(2)         -
 President, Chief Executive  2000    125,000         -            -               -
 Officer and Chairman        1999     49,846(3)   $2,884(4)  1,000,000(5)         -
 of the Board

Robert A. Orban              2001   $178,093         -            -              -
 Vice President and          2000     93,910(6)      -            -              -
 Chief Engineer

Greg J. Ogonowski            2001   $149,627         -            -              -
 Vice President of New       2000     17,308(7)      -            -              -
 Product Development

James Seemiller              2001   $114,746(8)      -        -              $25,000(9)
 Vice President of           2000     33,646(10)     -        -                8,000(9)
 Sales, Marketing and
 New Business Development


(1) On July 7, 2000, the Board of Directors declared a one hundred percent stock dividend effective as of August 15, 2000, payable to record holders of our common stock as of July 31, 2000. The number of shares of our common stock underlying options reflects this stock dividend.

(2) Represents options received by Mr. Brentlinger pursuant to the Stock Purchase Agreement (see Footnote 5 below) and options received after giving effect to the anti-dilution provisions of the Stock Purchase Agreement.
     For a discussion of the anti-dilution provisions, see Item 12 Certain Relationships and Related Transactions - Transactions with Management.

(3) Represents Mr. Brentlinger's compensation from June 28, 1999 to December 31, 1999.

(4) Represents bonus for vacation and sick time not used during the calendar year. Prior to October 8, 2001, it was our policy to pay any employee who had not used all of his or her vacation time by the end of the calendar year the unused portion in January of the following year. It was also our policy to pay any employee who had used less than three days of sick time by the end of the calendar year the unused portion in January of the following year.

(5) On June 23, 1999, we entered into a Stock Purchase Agreement with Mr. Brentlinger. Pursuant to the Stock Purchase Agreement, Mr. Brentlinger received a five-year option to purchase 1,000,000 shares for $1.25 per share. This option expires on September 30, 2004. No options have been exercised under this grant.

(6)  Represents Mr. Orban's compensation from May 31, 2000 to December 31, 2000.

(7) Represents Mr. Ogonowski's compensation from November 13, 2000 to December 31, 2000.

(8) Mr. Seemiller's employment with the Company terminated effective as of January 31, 2002.

(9) Represents consulting fees paid to ATB Broadcasting Corporation, a labor management consulting company of which Mr. Seemiller is the owner and President. See "Employment Contracts" below for additional details with respect to the Company's consulting agreement with ATB Broadcasting Corporation.

(10) Represents Mr. Seemiller's compensation from September 1, 2000 to December 31, 2000.


Compensation of Directors

     We pay our directors (other than directors who are also employees) for their service. Each director receives $100 for each board meeting and committee meeting attended, either in person or by telephone. During the year ended December 31, 2001, outside directors were paid a total of $1,500 for attendance at board meetings.

Employment Contracts

     We have an employment agreement with our President, Chief Executive Officer and Chairman of the Board, Charles Jayson Brentlinger. This agreement commenced on January 1, 2002, and continues through May 31, 2005 unless earlier terminated by the Company for cause. The agreement will continue in effect after May 31, 2005 unless earlier terminated by either party. Pursuant to the agreement, Mr. Brentlinger will serve on a full-time basis as our President and Chief Executive Officer. The agreement provides that Mr. Brentlinger will receive an annual base salary of not less than $175,000. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

     We have an employment agreement with our Vice President and Chief Engineer, Robert A. Orban. The agreement is dated as of May 31, 2000, and has a five-year term, unless otherwise earlier terminated by either party. Pursuant to this agreement, Mr. Orban is employed on a full-time basis as Chief Engineer of our wholly owned subsidiary, CRL Systems, Inc. doing business as Orban. The agreement provides that Mr. Orban will receive an annual base salary of $178,560, subject to increase annually based upon changes in the consumer price index. Mr. Orban may also receive an annual bonus based on the net sales of Orban products. The agreement includes provisions relating to other customary employee benefits, the confidentiality of our proprietary information and Mr. Orban's assignment to Circuit Research Labs, Inc. of inventions conceived or developed by Mr. Orban during the term of the agreement.

     We have an employment agreement with Greg J. Ogonowski, our Vice President of New Product Development. This agreement commenced on January 1, 2002 and continues through May 31, 2005 unless earlier terminated by the Company for cause. The agreement will continue in effect after May 31, 2005 unless earlier terminated by either party. Pursuant to this agreement, Mr. Ogonowski will serve on a full-time basis as our Vice President of New Product Development. The agreement provides that Mr. Ogonowski will receive an annual base salary of not less than $150,000. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

     We had a one-year employment and consulting agreement with James Seemiller and ATB Broadcasting Corporation, a labor management consulting company of which Mr. Seemiller is the owner and President. The agreement, which was dated as of March 9, 2001, was terminated effective as of January 31, 2002. Pursuant to the agreement, Mr. Seemiller served as our Chief Financial Officer and Vice President of Sales, Marketing and New Business Development at an annual base salary of approximately $111,000. Additionally, the agreement provided for the payment of annual consulting fees of approximately $24,000 to ATB Broadcasting.


ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 29, 2002, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of March 29, 2002 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                                       Number of
                                                       Shares         Percent
                                                       Beneficially     of
Name of Beneficial Owner              Title of Class   Owned(1)       Class(2)
---------------------------------     --------------   ---------      ------
Directors and Executive Officers:
 Charles Jayson Brentlinger(3)(4)     Common Stock     3,435,323      67.7%
 Berthold Burkhardtsmaier(5)          Common Stock     1,250,000      33.7%
 Gary D. Clarkson(6)                  Common Stock        50,338       1.3%
 Robert A. Orban(6)                   Common Stock        66,600       1.8%
 Carl E. Matthusen(6)                 Common Stock        50,000       1.3%
 Phillip T. Zeni, Sr.(6)              Common Stock        50,000       1.3%
 William R. Devitt                    Common Stock           135         *
 Robert McMartin                      Common Stock           677         *
 Greg J. Ogonowski                    Common Stock         6,666         *
 All directors and executive
   officers as a group (9 persons)    Common Stock     3,659,739      69.4%

5% Holders:
 Glenn W. Serafin(7)                  Common Stock       207,858      5.61%
 Dialog4 System Engineering GmbH(5)   Common Stock     1,250,000      33.7%
 Cornelia Burkhardtsmaier(5)          Common Stock     1,250,000      33.7%
 Friedrich Maier(5)                   Common Stock     1,250,000      33.7%
 Harman Acquisition Corporation(8)    Common Stock     1,279,775      25.6%

Unless otherwise noted, the address of each person named in the table is 2522 West Geneva Drive, Tempe, Arizona 85282.

*    Less than 1%.

(1) On July 7, 2000, our Board of Directors declared a one hundred percent stock dividend effective as of August 15, 2000, payable to record holders of our common stock as of July 31, 2000. The number of shares of our common stock beneficially owned by each shareholder listed reflects this stock dividend. The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission.

(2) On the basis of 3,706,880 shares of common stock outstanding as of March 29, 2002.

(3) Includes 1,365,005 shares subject to exercisable options granted to Mr. Brentlinger pursuant to the Stock Purchase Agreement that we entered into with him on June 23, 1999. Under the Stock Purchase Agreement, we granted Mr. Brentlinger a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $1.25 per share. This option was exercisable upon its grant, and expires on September 30, 2004. No options have been exercised under this grant. On January 16, 2002, Mr. Brentlinger assigned 200,000 of these options to his father, Mr. Jayson Russell Brentlinger. Mr. Brentlinger has acquired an additional 565,005 options pursuant to anti-dilution modifications made to the Stock Purchase Agreement by the Board of Directors on May 15, 2001. Such anti-dilution modifications are retroactive to June 23, 1999.

(4) Includes 1,250,000 shares subject to an irrevocable proxy granted to Mr. Brentlinger pursuant to a Stock Purchase Agreement, dated as of November 16, 2001, among Mr. Brentlinger, Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, and Friedrich Maier.

(5) Based on the information provided in the Schedule 13D filed jointly by Dialog4 System Engineering GmbH ("Dialog4") and Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, and Friedrich Maier (collectively, the "Shareholders") with the Securities and Exchange Commission on March 15, 2002. The Shareholders are deemed to have indirect beneficial ownership of the shares owned by Dialog4 based on their status as controlling shareholders of Dialog4. The address of Dialog4 and the Shareholders is Businesspark Monrepos 55, Ludwigsburg, Germany D-71634. For a discussion of our acquisition of the assets of Dialog4 and the shares issued to Dialog4 in connection with the acquisition, see Item 1 Description of Business - Recent Events.

(6) Includes 50,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2002. The options have an exercise price of $1.00 per share and expire on January 23, 2005. No options have been exercised under this grant.

(7)  The address of Mr. Serafin is Post Office Box 262888, Tampa, Florida 33685.

(8) Based on the information provided in the Schedule 13D filed jointly by Harman Acquisition Corporation and Harman International Industries, Inc. with the Securities and Exchange Commission on March 13, 2002. The address of Harman Acquisition Corporation is 8500 Balboa Boulevard, Northridge, California 91329. The address of Harman International Industries, Inc. is 1101 Pennsylvania Avenue, Washington, D.C. 20004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management

     On June 23, 1999, we entered into a Stock Purchase Agreement with Mr. Brentlinger, our current President, Chief Executive Officer and Chairman of the Board. On September 30, 1999, pursuant to the Stock Purchase Agreement, Mr. Brentlinger purchased 375,000 authorized but previously unissued shares of our common stock for $1.525 per share, or $571,875. (All amounts of shares and purchase prices reported in this item have been adjusted to reflect the effects of a one for one stock dividend paid by us on August 15, 2000 to record holders of our common stock as of July 31, 2000.) Pursuant to the Stock Purchase Agreement, Mr. Brentlinger also purchased all of the shares of common stock owned by Mr. Clarkson, our current Secretary, consisting of 242,624 shares, also for $1.525 per share. Mr. Brentlinger agreed to purchase an additional 342,500 shares of our authorized but previously unissued common stock on or before September 30, 2000, for a purchase price of $1.25 per share. Following an extension of the purchase deadline, Mr. Brentlinger fulfilled his obligation to purchase these shares on February 8, 2001. Pursuant to the Stock Purchase Agreement, Mr. Brentlinger also received a five-year option to purchase an additional 1,000,000 shares for $1.25 per share. This option expires on September 30, 2004. On May 15, 2001, the Board of Directors retroactively amended the Stock Purchase Agreement to include anti-dilution provisions with respect to this option. The anti-dilution provisions are triggered in the event that the Company (1) declares or pays a stock dividend, (2) subdivides its outstanding shares of common stock, (3) combines its outstanding shares of common stock, (4) issues any shares of its common stock in a reclassification or reorganization of the common stock, or (5) issues authorized but previously unissued shares of its common stock as payment for the stock or assets of another entity

     Mr. Brentlinger loaned us $195,000 in a short-term non-interest bearing advance during the second quarter of 2000, to assist us in the purchase of the assets of Orban, Inc. On November 30, 2000, Mr. Brentlinger purchased 156,000 shares of our common stock for $1.25 per share in partial fulfillment of his contractual obligation to purchase 342,500 shares of our common stock pursuant to the Stock Purchase Agreement. Mr. Brentlinger paid for these 156,000 shares by cancellation of the debt we owed to him for the $195,000 advance.
On February 8, 2001, Mr. Brentlinger purchased 26,500 shares of our common stock for $1.25 per share thus fulfilling his contractual obligation to purchase 342,500 shares of our common stock pursuant to the Stock Purchase Agreement.

     We had a one-year employment and consulting agreement with James Seemiller and ATB Broadcasting Corporation, a labor management consulting company of which Mr. Seemiller is the owner and President. The agreement, which was dated as of March 9, 2001, was terminated effective as of January 31, 2002. Pursuant to the agreement, Mr. Seemiller served as our Chief Financial Officer and Vice President of Sales, Marketing and New Business Development at an annual base salary of approximately $111,000. Additionally, the agreement provided for the payment of annual consulting fees of approximately $24,000 to ATB Broadcasting.

Acquisition of Orban, Inc.

     On May 31, 2000, we acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name "Orban." Including the $500,000 previously paid to Harman as non-refundable deposits in 1999, the total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to the seller. In order to raise the $2 million cash necessary for the purchase, we sold approximately $1,171,000 in common stock and warrants through a private placement, and we mortgaged our Tempe, Arizona office building for $335,000. We also received a $150,000 advance from our majority shareholder, Mr. Brentlinger. We obtained the remainder of the purchase price from cash on hand. The seller financing consisted of a $3.5 million short-term note and a $5 million long-term note payable to Harman.

     We received several extensions on the long-term and short-term notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both notes, Harman extended the maturity date of the short-term note to November 30, 2000. The maturity date of the short-term note was subsequently extended several times without fees or other significant changes to the original terms of the note and is due April 30, 2002. Additionally, the first principal payment on the long-term note of $250,000, originally due March 31, 2001, was extended to September 30, 2001, with the remaining quarterly principal payments deferred until April 30, 2002.

     On October 1, 2001, we entered into an Amendment to Credit Agreement with Harman under which both the long-term and the short-term notes were amended and restated. Under the Amended Credit Agreement, both promissory notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the Amended Credit Agreement. Interest only payments remain payable from time to time for both notes and are also due on demand. Additionally, under the Amended Credit Agreement, the first principal payment on the long-term note of $250,000, the due date of which had been extended to September 30, 2001, was increased to $1,250,000 and is now due April 30, 2002, unless Harman demands payment at an earlier date. Interest has been paid according to the scheduled due dates.

     In addition to the stated purchase price, we issued to Harman warrants to purchase 1,000,000 shares of our common stock, exercisable for $2.25 per share. The warrants have a three-year term and can be exercised either (i) by payment in cash, (ii) by reducing the amount of the unpaid principal on the long-term or short-term note, or (iii) by any combination of (i) and (ii). We obtained an independent valuation of the warrants in November 2000 from Houlihan Valuation Advisors which valued the warrants at $1,050,000 as of May 31, 2000. When combined with the cash purchase price, this results in a total purchase price of Orban's assets of $11,550,000. As part of the acquisition, we also purchased the rights to the name "Orban" and our Orban division is currently operating under that name.

Other

     We issued $205,000 in long-term debt to one of our shareholders, Mr. Glenn Serafin, in consideration for his role in the acquisition of the net assets of Orban. The promissory note that evidences our debt to Mr. Serafin bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 and continuing for four years. We also incurred fees of $97,500 to Mr. Serafin for arranging the purchase financing of Orban, the total of which was due on May 14, 2001, but has since been extended to August 14, 2001. On August 11, 2001, the note was converted to equity at the market price of $1.05 per share.

     On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. As part of the acquisition the company entered into an employment agreement with Berthold Burkhardtsmaier where he will serve on a full-time basis as Vice President of European Operations and as a member of the Company's board of Directors. Subsequently, the Company amended the Asset Sale and Purchase Agreement where Mr. Burkhardtsmaier acts in the capacity of both the Managing Director of Dialog4 System Engineering GmbH and as Vice President of European Operations for Orban Europe. The agreement extended the terms of payment from 10 months to 20 months reducing the monthly installments to $37,500 while adding interest on the remaining unpaid principal at a rate of 10 percent per annum with monthly principal and interest payments due on the 20th day of each month starting April 20, 2002.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      The following is a list of the consolidated financial statements of Circuit Research Labs, Inc. included at Item 7 of Part II of this Form 10-KSB.

      Financial Statements:
      ---------------------                                      Page
                                                                -----
Independent Auditors' Report                                      23
Report of Independent Public Accountants                          24
Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2001 and 2000        27
  Consolidated Statements of Operations -
    For the Years Ended December 31, 2001 and 2000                29
  Consolidated Statements of Stockholders' Equity -
    For the Years Ended December 31, 2001 and 2000                30
  Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 2001 and 2000                31
  Notes to Financial Statements - December 31, 2001 and 2000      33



     (a)  Exhibits.

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3*      Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000

Exhibit
Number    Description

10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11* Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12* Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14* Employment Agreement, dated as of January 1, 2002, by and between Gary D. Clarkson and Circuit Research Labs, Inc.
10.15* Employment Agreement, dated as of January 1, 2002, by and between William R. Devitt and Circuit Research Labs, Inc.
10.16* Employment Agreement, dated as of January 1, 2002, by and between Robert W. McMartin and Circuit Research Labs, Inc.
10.17* Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc.

Exhibit
Number    Description

10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
16.1(9)   Letter on Change in Certifying Accountant
21.1*     Subsidiaries of Circuit Research Labs, Inc.
23.1 Consent of Altschuler, Melvoin and Glasser LLP (included on page 25 of this Report on Form 10-KSB)
23.2 Consent of Deloitte & Touche LLP (included on page 26 of this Report on Form 10-KSB)
24.1      Power of Attorney (included on signature pages of this Report on Form
          10-KSB)

*  Filed herewith.

(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4) Incorporated by reference to the Registrant's Report on Form 8-K/A dated October 12, 2000.

(5) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-82176).

(7) Incorporated by reference to the Registrant's Report on Form 8-K dated October 26, 2001.

(8) Incorporated by reference to Exhibit A of Schedule 13D filed with the Commission by Charles Jayson Brentlinger on July 7, 1999
     (File No. 005-56483).

(9) Incorporated by reference to the Registrant's Report on Form 8-K dated June 26, 2001.


     (b) During the three months ended December 31, 2001, the Registrant filed the following reports on Form 8-K:

           Form 8-K (Item 5) filed on October 26, 2001 reporting the Registrant's execution of an Amendment to Credit Agreement, dated as of October 1, 2001, with Harman Acquisition Corporation. Under the Amended Credit Agreement, the long and short-term promissory notes payable to Harman were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the Amended Credit Agreement. For more information concerning the Amended Credit Agreement, see
Item 12 Certain Relationships and Related Transactions - Acquisition of
Orban, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2002.

                                   CIRCUIT RESEARCH LABS, INC.

                                   By: /s/ Charles Jayson Brentlinger
                                       -----------------------------------
                                       Charles Jayson Brentlinger
                                       Chief Executive Officer, President and
                                       Chairman of the Board

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Jayson Brentlinger and Robert W. McMartin, and any of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                        Title                         Date

/s/ Charles Jayson Brentlinger   President, Chairman of the    April 16, 2002
------------------------------   Board and Chief Executive
Charles Jayson Brentlinger       Officer



/s/ Gary D. Clarkson             Director, Secretary, Vice     April 16, 2002
------------------------------   President and General
Gary D. Clarkson                 Manager


/s/ Robert A. Orban              Vice President and            April 16, 2002
------------------------------   Director
Robert A. Orban

/s/ Phillip T. Zeni              Director                      April 16, 2002
------------------------------
Phillip T. Zeni

/s/ Carl E. Matthusen            Director                      April 16, 2002
------------------------------
Carl E. Matthusen

/s/ Robert W. McMartin           Vice President and Chief      April 16, 2002
------------------------------   Financial Officer
Robert W. McMartin               (principal accounting
                                 officer)

                                  Exhibit Index

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3*      Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000
10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000

Exhibit
Number    Description

10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11* Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12* Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14*    Employment Agreement, dated as of January 1, 2002, by and between
          Gary D. Clarkson and Circuit Research Labs, Inc.
10.15* Employment Agreement, dated as of January 1, 2002, by and between William R. Devitt and Circuit Research Labs, Inc.
10.16* Employment Agreement, dated as of January 1, 2002, by and between Robert W. McMartin and Circuit Research Labs, Inc.
10.17*    Employment Agreement, dated as of January 1, 2002, by and between
          Greg J. Ogonowski and Circuit Research Labs, Inc.
10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
16.1(9)   Letter on Change in Certifying Accountant
21.1*     Subsidiaries of Circuit Research Labs, Inc.
23.1 Consent of Altschuler, Melvoin and Glasser LLP (included on page 25 of this Report on Form 10-KSB)
23.2 Consent of Deloitte & Touche LLP (included on page 26 of this Report on Form 10-KSB)
24.1      Power of Attorney (included on signature pages of this Report on Form
          10-KSB)

*  Filed herewith.

(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4) Incorporated by reference to the Registrant's Report on Form 8-K/A dated October 12, 2000.

(5) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-82176).

(7) Incorporated by reference to the Registrant's Report on Form 8-K dated October 26, 2001.

(8) Incorporated by reference to Exhibit A of Schedule 13D filed with the Commission by Charles Jayson Brentlinger on July 7, 1999
     (File No. 005-56483).

(9) Incorporated by reference to the Registrant's Report on Form 8-K dated June 26, 2001.