Form 10QSB
period 2002-03-31
CIRCUIT RESEARCH LABS INC
filed 2002-05-16
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____________ to
                   ________________


                          Commission File No.: 0-11353

                           CIRCUIT RESEARCH LABS, INC.
        (Exact name of small business issuer as specified in its charter)

           Arizona                                       86-0344671
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)



                  2522 West Geneva Drive, Tempe, Arizona 85282
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (602) 438-0888

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

  The number of shares outstanding of each class of our common equity as of May 1, 2002 is as follows:

Class of Common Equity                      Number of Shares
----------------------                      ----------------
Common Stock, par value $.10                3,706,880

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                      For the Quarter Ended March 31, 2002

                                Table of Contents


                                                                          Page

PART I - FINANCIAL INFORMATION ............................................ 3

     ITEM 1. FINANCIAL STATEMENTS ......................................... 3

            Condensed Consolidated Balance Sheets -
            March 31, 2002 (unaudited) and December 31, 2001 .............. 3

            Condensed Consolidated Statements of Operations -
            Three Months ended March 31, 2002 and 2001 (unaudited) ........ 5

            Condensed Consolidated Statements of Cash Flows -
            Three Months ended March 31, 2002 and 2001 (unaudited) ........ 6

            Notes to Condensed Consolidated Financial Statements .......... 8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ................................... 13

PART II - OTHER INFORMATION .............................................. 22

     ITEM 2. CHANGES IN SECURITIES. ...................................... 22

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................ 22

SIGNATURE ................................................................ 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     March 31,    December 31,
                                                        2002            2001
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                              $149,091        $280,895
    Accounts receivable, net                         1,157,264         641,156
    Inventories                                      2,662,891       2,828,198
    Other current assets                               119,180          93,861
                                                   -----------     -----------
    Total current assets                             4,088,426       3,844,110
                                                   -----------     -----------


PROPERTY, PLANT AND EQUIPMENT, NET                   1,376,182       1,413,607
                                                   -----------     -----------
OTHER ASSETS:
    Goodwill, net                                    7,476,008       5,734,180
    Deferred acquisition costs                               0          34,563
    Other                                               38,399          41,399
                                                   -----------     -----------
                                                     7,514,407       5,810,142

TOTAL                                              $12,979,015     $11,067,859
                                                   ===========     ===========

(continued)
                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,     December 31,
                                                        2002            2001
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $1,272,074      $1,011,955
    Notes payable                                    8,532,855       8,583,588
    Current portion of long-term debt                  675,840         227,196
    Accrued salaries and benefits                      320,567         262,430
    Customer deposits                                   51,538          50,271
    Accrued professional fees                           23,425          48,672
    Other accrued expenses and liabilities             320,977         281,011
                                                   -----------     -----------
        Total current liabilities                   11,197,276      10,465,123

LONG-TERM DEBT, LESS CURRENT PORTION                   749,077         485,410
                                                   -----------     -----------
        Total Liabilities                           11,946,353      10,950,533
                                                   -----------     -----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 3,706,880
        issued as of March 31, 2002
        and 2,388,880 as of December 31, 2001)         370,688         238,888
    Additional paid-in capital                       5,382,429       4,196,229
    Accumulated deficit                             (4,720,455)     (4,317,791)
                                                   -----------     -----------
        Total stockholders' equity                   1,032,662         117,326
                                                   -----------     -----------
TOTAL                                              $12,979,015     $11,067,859
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2002            2001
                                                    ----------      ----------

NET SALES                                           $2,962,526      $3,909,565
COST OF GOODS SOLD                                   1,560,004       1,763,490
                                                    ----------      ----------
Gross profit                                         1,402,522       2,146,075
                                                    ----------      ----------
OPERATING EXPENSES
    Selling, general and administrative              1,125,519       1,252,857
    Research and development                           315,000         324,051
    Depreciation                                        86,156          74,747
    Amortization                                             0         263,960
                                                    ----------      ----------
Total operating expenses                             1,526,675       1,915,615
                                                    ----------      ----------
INCOME (LOSS) FROM OPERATIONS                         (124,153)        230,460
                                                    ----------      ----------
OTHER (INCOME) EXPENSE:
   Sundry Income                                        (4,913)         (4,836)
   Interest Expense                                    283,424         277,468
                                                    ----------      ----------
Total other expense                                    278,511         272,632
                                                    ----------      ----------
LOSS BEFORE INCOME TAXES                              (402,664)        (42,172)


PROVISION FOR INCOME TAXES                                   0               0
                                                    ----------      ----------
NET LOSS                                             ($402,664)       ($42,172)
                                                    ==========      ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.12)         ($0.02)
                                                    ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic and diluted                                 3,472,569       2,272,725
                                                    ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2002            2001
OPERATING ACTIVITIES:                                ---------        --------
   Net Loss                                          ($402,664)       ($42,172)
   Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and amortization                       104,890         363,350
   Provision for uncollectable accounts                   (267)
   Stock compensation                                   50,000

Changes in assets and liabilities:
   Accounts receivable                                (515,841)       (399,453)
   Inventories                                         393,277          38,575
   Prepaid expenses and other assets                   (22,319)         (3,638)
   Accounts payable and accrued expenses               334,242          (1,249)
                                                     ---------        --------
      Net cash used in operating activities            (58,682)        (44,587)
                                                     ---------        --------

INVESTING ACTIVITIES:
   Capital expenditures                                 (2,700)
                                                     ---------        --------
      Net cash used in investing activities             (2,700)              0
                                                     ---------        --------

FINANCING ACTIVITIES:
   Proceeds from shareholder advances                   23,405
   Principal payments on notes payable                 (50,733)

   Principal payments on long-term debt                (37,689)         (1,606)

   Proceeds from sale of common stock                   18,000          33,125
                                                     ---------        --------
   Net cash provided by (used in) financing activities (70,422)         54,924
                                                     ---------        --------

NET INCREASE (DECREASE) IN CASH                       (131,804)         10,337

CASH AT BEGINNING OF PERIOD                            280,895         272,203
                                                     ---------        --------
CASH AT END OF PERIOD                                 $149,091        $282,540
                                                     =========        ========


See accompanying notes to consolidated condensed financial statements.

(continued)
                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                            March  31,
                                                        2002            2001
                                                     ---------        --------
Supplemental Disclosures of Cash Flow Information

   Cash paid for interest                             $277,201        $279,809
                                                     =========        ========

Supplemental schedule of Non-cash investing and financing activities:

   Fair value of assets acquired including goodwill $2,034,563
   Debt issued to seller                              (750,000)
   Common Stock issued to seller                    (1,250,000)
   Costs paid in 2001                                  (34,563)
                                                     ---------
                                                            $0
                                                     =========
   Common stock issued for consulting                  $50,000
                                                     =========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 2002 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2002 and 2001 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001 have been prepared without audit.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on 10-KSB for the year ended December 31, 2001.

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

2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating earnings per share for the three months ended March 31, 2002 the effects of 1,000,000 shares relating to options to purchase common stock and 1,708,158 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. For the three months ended March 31, 2001 the options and warrants to purchase 1,026,500 and 1,708,158 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards No. 128, Earnings per Share establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                                                       Three Months Ended
                                                            March  31,
                                                        2002            2001
                                                     ---------       ---------
  Numerator
    Net loss                                         ($402,664)       ($42,172)
                                                     =========       =========
  Denominator
    Weighted average shares                          3,472,569       2,272,725
                                                     =========       =========
  Basic and diluted loss per share                      ($0.12)         ($0.02)
                                                     =========       =========

b.   New accounting pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangibles Assets". SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

     Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. Management has not yet completed this assessment.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.
The Company
adopted SFAS 144 effective January 1, 2002 and has not yet determined the impact, if any, this standard will have on its consolidated results of operations and financial position.

c.   Reclassifications

     Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the classifications used in 2002 and have no effect on previously reported net loss.


3.   INVENTORIES

Inventories consist of the following at March 31, 2002 and December 31, 2001:

                                                     March 31,    December 31,
                                                        2002            2001
                                                   (Unaudited)

      Raw materials and supplies                    $2,011,008      $2,176,797
      Work in process                                1,215,986       1,286,942
      Finished goods                                   809,273         737,834
                                                    ----------      ----------
        Total                                        4,036,267       4,201,573
      Less obsolescence reserve                      1,373,376       1,373,376
                                                    ----------      ----------
      Inventories, net                              $2,662,891      $2,828,198
                                                    ==========      ==========

4.   LONG-TERM DEBT

Long-term debt at March 31, 2002 consisted of the following:


      Note to shareholder                             $178,905
      Avocet Instruments, Inc.                          52,198
      Mortgage notes                                   345,302
      Vendor Notes                                      57,701
      Employee note                                     40,811
      Dialog4 GmbH                                     750,000
                                                    ----------
        Total long-term debt                        $1,424,917

      Less current portion                             675,840
                                                    ----------
        Total long-term debt, less current portion    $749,077
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

     On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both the short-term and the long-term promissory notes were amended and restated. Under the Amended Credit Agreement, both promissory notes were converted to demand notes payable. Interest is paid monthly at 12 percent per annum. Additionally, $1,250,000 is due April 30, 2002, unless Harman demands payment at an earlier date.

     On May 1, 2002, the Registrant entered into a Second Amendment to Credit Agreement with Harman under which the long and short term demand notes were amended and restated to remove the requirement for quarterly payments on the long term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.

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

     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 per cent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company has made payments in 2001 sufficient for interest and some principal. Subsequently on November 12, 2001, the Company amended the agreement whereby the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of March 31, 2002, the Company has made partial payments on the accrued interest.

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

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc., for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195. In conjunction with the Asset Sale Agreement between the Company and Avocet Instruments, Inc. and Eric B. Lane (Sellers), the Company and the Sellers entered into a Credit Agreement to establish the terms and conditions of the purchase price. The loan is evidenced by an agreement whereby the Company will pay the Sellers $25,000 interest-free, paid $5,000 on the Closing Date, and $5,000 in each of the following four months. Thereafter, the balance ($57,980) is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.

     In the fourth quarter for fiscal year 2001, the Company converted various payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. Payments began in fiscal year 2002. As of March 31, 2002 the balance of the notes payable and long-term debt have been reduced to $108,556, of which $103,917 is current and $4,639 is non-current.


5.   ACQUISITION OF DIALOG4

     On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 has been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite.

     We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by the Company from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002, we executed an amendment to the Asset Sale and Purchase Agreement with Dialog4. The amended agreement extends the term of our payments to Dialog4 over twenty months while reducing the amount of the monthly payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

     In connection with the acquisition, Berthold Burkhardtsmaier, Dialog4's managing director, has become our Vice President of European Operations and has been appointed to our board of directors.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "strive" or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 2, "Management's Discussion and Analysis or Plan of Operation - Risk Factors." We qualify any forward-looking statements entirely by these cautionary factors.


Recent Developments

     Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman Acquisition Corp. (formerly known as Orban, Inc.) under which the long and short term demand notes payable to Harman were amended and restated to remove the requirement for quarterly payments on the long term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.


Overview

     We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand. On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment. On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. The results of our acquisition of Dialog4 are reflected in the financial statements included in this report.

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


Results of Operations

      The following table sets forth for the periods indicated certain summary operating results:
                                                    For the Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                        2002            2001
     Revenues:                                      ----------      ----------
        Net sales                                   $2,962,526      $3,909,565
        Other income                                     4,913           4,836
                                                    ----------      ----------
           Total revenues                           $2,967,439      $3,914,401
                                                    ==========      ==========
     Gross profit on net sales                      $1,402,522      $2,146,075
     Gross profit margin                                    47%             55%
     EBITDA (1)                                       ($33,084)       $574,003
     Net loss                                        ($402,664)       ($42,172)
     Net loss as a percent of net sales                   (14%)            (1%)
     Loss per share - basic and diluted                 ($0.12)         ($0.02)


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization.


Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

      Net Sales. Net sales during the three months ended March 31, 2002 were $3.0 million compared to $3.9 million during the comparable period in 2001 reflecting a decrease of 23%. The decrease in net sales was primarily attributable to a decreased in demand for our product. Our Orban division reported net sales of $2.8 million for the three months ended March 31, 2002 as compared to $3.6 million for the same period in 2001. This decrease was primarily a result of a decreased demand from our single largest customer by 66%. Our CRL division reported net sales of $172,000 for the three months ended March 31, 2002 as compared to $350,000 for the same period in 2001, representing a decrease of 51%. This decrease was the result of decreased demand from one customer overseas. We are uncertain whether this decreased demand will continue for our CRL products, but generally, we expect continued stable demand across its product lines in 2002. Orban Europe reported net sales of $327,000.

     Gross Profit.   Gross profit was 47% of net sales for the first quarter
ended March 31, 2002 compared to 55% for the same period in 2001. The 8% decrease in gross profit is primarily due to decreased production while maintaining the same fixed overhead costs and the acquisition of the Dialog4 assets. Gross profit for that division was 38%. The lower percentage as a division is primarily due to the discounting of sales price for the introduction of Orban Europe products into the market under the Orban name. The Orban Europe division plans to focus on increasing the gross profit.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2002 were $1,126,000 a decrease of 10% compared to $1,253,000 reported the first quarter of 2001. As a percentage of net revenue, SG&A increased from 32% for the three months ended March 31, 2001 to 38% for the same period in 2002. The increase in SG&A expense is due in part to the variable component of SG&A (discounts and other domestic and international sales and marketing expenses) associated with the increase in revenues following our acquisition of the Dialog4 assets. The fixed component of SG&A has also increased due to the additional personnel in sales, marketing, administration and cost related to operating the Orban Europe office following the January 18, 2002 acquisition.

     Research and Development.   Research and development expense was $315,000
for the three months ended March 31, 2002, a decrease of 3% compared to $324,000 for the same period in 2001. The decrease resulted from the reduction of fees to outside consultants.

     Other (Income) Expense.   Other expense, net for the three months ended
March 31, 2002 was $279,000 of which $255,000 represents interest paid to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets. Other expense, net for the three months ended March 31, 2001 was $273,000, of which $255,000 represented interest and fees paid to Harman. Interest expense was $283,000 1for the three months ended March 31, 2002, a 2% increase over $277,000 reported for the same period in 2001. The increase represents the interest expense associated with the Second Amendment to the Asset purchase of Dialog4.

     Operationally, we are reporting a $33,000 loss for the three months ended March 31, 2002, before interest, taxes, depreciation and amortization (EBITDA) which represents approximately 1% of the total net sales in 2002 as compared to 2001 in which we reported a $574,000 profit before interest, taxes, depreciation and amortization (EBITDA) representing 15% of net sales. The decrease in EBITDA is primarily due to the reduction in sales.


Liquidity and Capital Resources

     We had negative net working capital of approximately $7.1 million at March 31, 2002, and the ratio of current assets to current liabilities was ..37 to 1. At March 31, 2001, we had net positive working capital of approximately $2.5 million and a current ratio of 2.08 to 1. The decrease in working capital resulted from the conversion to demand notes of the $3.5 million short-term note and the $5 million long-term notes payable to Harman. The notes are payable on December 31, 2003 or as specified in the Second Amendment to Credit Agreement that we entered into with Harman effective
May 1, 2002.

     Accounts receivable were $1,157,000 at March 31, 2002 compared to $641,000 at December 31, 2001 representing a net increase of $516,000 or 80%. The increase is primarily due to an increase in sales for the quarter ended
March 31, 2002 compared to the quarter ended December 31, 2001.

     Total inventories were $2,663,000 at March 31, 2002 compared to total inventories of $2,828,000 at December 31, 2001. The value of inventory decreased $165,000, or 6%, due primarily to the reduction of raw materials and work in process.

     For the year ending December 31, 2002, our principal working capital requirements will be the payment of normal recurring operating costs.
Management believes that these requirements can be met from the operating cash flows. In addition, approximately $8,679,000 of our total indebtedness is due and payable by December 31, 2003, unless with respect to the $8,500,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

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

     On May 31, 2000, we acquired the assets of Orban, a wholly-owned subsidiary of Harman International Industries, Inc. Including the $250,000 previously paid to Harman as non-refundable deposits in 1999, the total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. As of September 30, 2001, our total indebtedness was approximately $8.5 million. Effective October 1, 2001, this indebtedness was converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Our substantial leverage may have important consequences for us, including the following:

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


THE EXISTENCE OF AN UNQUALIFIED OPINION CONTAINING A GOING CONCERN EMPHASIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO OBTAIN CREDIT OR ADDITIONAL CAPITAL AND MAY JEOPARDIZE OUR RELATIONSHIP WITH EXISTING AND NEW CUSTOMERS.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 820,318 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,706,880 shares of our common stock issued and outstanding as of March 31, 2002, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 43.1% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.


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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended March 31, 2002 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

     On January 18, 2002, our wholly owned subsidiary, CRL Systems, Inc. doing business as Orban, Inc., acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Orban/CRL purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of our common stock, valued at $1.00 per share, and $750,000 cash. In connection with this transaction, we relied on the exemption from registration under
Section 4(2) of the Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6      Form of Circuit Research Labs, Inc. Stock Option Agreement


(1)  Incorporated by reference to the Registrant's Report on Form
     8-K dated February 4, 2002.

(2)  Incorporated by reference to the Registrant's Report on Form
     10-KSB for the fiscal year ended December 31, 2001.

(3)  Incorporated by reference to the Registrant's Report on Form
     8-K dated May 13, 2002.


     (b) During the three months ended March 31, 2002, the Registrant filed the following reports on Form 8-K:

          Form 8-K (Item 2 and Item 5) filed on February 4, 2002, reporting the acquisition by the Registrant's wholly owned subsidiary, CRL Systems, Inc. doing business as Orban, Inc., of the assets of Dialog4 System Engineering GmbH, and reporting the decision by the Registrant's board of directors to lower the exercise price of the Registrant's Class A warrants and to extend the time during which warrant holders could exercise such warrants.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CIRCUIT RESEARCH LABS, INC.


Dated: May 16, 2002                By:  /s/ Charles Jayson Brentlinger
                                        -------------------------------------
                                        Charles Jayson Brentlinger
                                        President and Chief Executive Officer

                                  Exhibit Index

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6      Form of Circuit Research Labs, Inc. Stock Option Agreement


(1)  Incorporated by reference to the Registrant's Report on Form
     8-K dated February 4, 2002.

(2)  Incorporated by reference to the Registrant's Report on Form
     10-KSB for the fiscal year ended December 31, 2001.

(3)  Incorporated by reference to the Registrant's Report on Form
     8-K dated May 13, 2002.