Form 10KSB/A
period 2001-12-31
CIRCUIT RESEARCH LABS INC
filed 2002-07-01
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

     Transitional Small Business Disclosure Format (check one):
           Yes [  ] No [X]

                                TABLE OF CONTENTS
                                                                          Page

PART I ...................................................................  1
     ITEM 1.  DESCRIPTION OF BUSINESS ....................................  1
     ITEM 2.  DESCRIPTION OF PROPERTY ....................................  9
     ITEM 3.  LEGAL PROCEEDINGS .......................................... 10
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........ 10

PART II .................................................................. 11
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ... 11
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .. 12
     ITEM 7.  FINANCIAL STATEMENTS ....................................... 28
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................... 51

PART III ................................................................. 52
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT ........................................... 52
     ITEM 10. EXECUTIVE COMPENSATION ..................................... 55
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ............................................. 58
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 60

PART IV .................................................................. 63
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................... 63

This Amendment No. 1 to Form 10-KSB/A includes additional information and discussion under Part I, Items 1 and 2; Part II, Items 5, 6 and 7 (in the Notes to the Financial Statements); and Part III, Item 12.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
Our main product lines control the audio quality and range of radio, television, cable and Internet audio reception and allow radio and television stations to broadcast in mono and stereo. Our Orban division manufactures and markets audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brand names. Our CRL division also manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. We believe that both divisions are well respected within the industry for innovative and quality broadcast equipment solutions.

     We were founded in 1974 as a broadcast industry consulting company. Building upon our understanding of the broadcast industry's needs, we expanded into product development and manufacturing and were incorporated in Arizona in March 1978. Since the introduction of our first product which was designed to improve the "coverage and quality" of AM radio stations, we have been committed to improving broadcast quality. We were a major participant in the National Radio Systems Committee (NRSC) which developed the standards for AM radio stations that were adopted by the Federal Communications Commission (FCC). During 1987, we developed and produced equipment enabling AM radio stations to meet certain NRSC standards, and we believe that we are a market leader in the manufacture of AM radio signal processing equipment. We are a member of the National Association of Broadcasters (NAB). The NAB is the world's largest broadcasters' association, offering a wide variety of services to radio and television stations as well as organizations that provide products and/or services to the broadcast industry.

     On May 31, 2000, we acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name "Orban." Since its founding in 1974, Orban has been an innovative producer of audio editing and processing equipment. Today, Orban is a leading manufacturer of broadcast transmission audio processing equipment. Because approximately 80% of our historic CRL products are analog and 80% of Orban's products are digital, our acquisition of Orban has combined two complementary product lines. We are now in a position to offer a full range of digital and analog audio processing solutions at multiple price points. Additionally, we will benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our objective is to grow our combined companies through constant redesign of our existing products to keep pace with technological improvements and through expansion into the emerging markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.

     We incurred losses of $2,046,640 and $2,258,121 during the years ended December 31, 2001 and 2000, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the new agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings.

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

     Most governments throughout the world require radio and television broadcast stations to control their signal's modulation level and occupied bandwidth. Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals. According to the FCC, there were approximately 12,900 radio stations and approximately 1,700 television stations licensed in the United States as of June 30, 2001. The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2000, to be over 44,000 and over 21,500, respectively. Although there has been consolidation in the radio industry in the United States, it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.

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

     Focus on Core Audio Processing Business.    We will continue to focus on
growing our core audio processing business because:

     * We believe that we are a leading producer of broadcast transmission audio processing equipment for the broadcast industry;

     * Although there has been consolidation in the radio industry in the U.S., it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data;

     * Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life; and

     * We believe that our product depth, technical superiority, and strong distribution channels have positioned us to increase our market share, especially in burgeoning international markets where growth is being spurred by increased radio station usage and the issuance of new radio licenses;

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

     Increase Penetration in Emerging Markets.    We believe that the
emergence of rich multimedia capabilities, such as streaming audio and video, has significantly enhanced the effectiveness of the Web as a global mass communications medium and has accelerated the adoption of corporate intranets as a means to improve communications within enterprises. These enhanced multimedia capabilities, combined with the unique interactive properties of the Internet, are attracting a large and expanding audience and an increasing breadth and depth of content and online commercial applications. As the Web continues to evolve as a mass communications medium, we believe that certain types of content currently delivered through traditional media, such as radio and television, increasingly will be delivered over the Internet. We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, and we intend to leverage our technologies in the rapidly growing markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery including our Optimod-PC.

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

     In 2001, our Orban division accounted for 92% of net sales while our CRL division accounted for the remaining 8%. In 2000, our Orban division accounted for 89% of net sales and our CRL division accounted for the remaining 11%.

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

     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. Our largest single customer, Harris Corporation, accounted for approximately 33% of our sales revenues in 2000 and approximately 19% in 2001. We rely to a large extent on replacement orders placed by existing customers. In 2001 our domestic customers account for approximately 49% of our sales revenues while foreign customers account for approximately 51%. In 2000 our domestic customers accounted for approximately 66% while our foreign customers accounted for approximately 34%. The 17% increase in our total foreign sales as a percentage of total net revenue is primarily due to a decrease in sales to our single largest customer by 14%.


COMPETITION

     The market for broadcast transmission audio processing equipment is only marginally competitive, primarily because it is a mature market that is not characterized by a large amount of growth. We compete with a limited number of other manufacturers of audio processing equipment. However, we cannot state with any precision our relative standing within the industry.

     Although successful product development is not entirely dependent on significant financial resources, some of our competitors are larger and can
maintain higher levels of expenditures for research and development.   We
concentrate on the market opportunities that management believes are compatible with our resources, overall technological capabilities and objectives. The principal competitive factors in our business include cost-effectiveness, product quality and reliability, technological capabilities, service and financing for research and development.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We rely on a combination of patent, trademark and copyright laws and restrictions on disclosure to establish and protect our intellectual property.

     We have pursued registration of our key patents and trademarks in the United States and overseas. We own several U.S. registered trademarks including Orban, Optimod, Audicy, Dynafex, CRL, CRL Systems and Millennium and have filed registrations for these marks in Canada, Japan, India, Brazil, Taiwan, Australia and certain European countries.

     Since our inception, we have been granted a number of patents, many of which have expired. As of March 31, 2002, we hold the following U.S. patents which we deem to be of material importance to our competitive position within our industry:

     * United States Patent No. 4,837,824, entitled "Stereophonic Image Widening Circuit"
          Grant Date: June 6, 1989

     * United States Patent No. 5,050,217, entitled "Dynamic Noise Reduction and Spectral Restoration System"
          Grant Date: September 17, 1991

     * United States Patent No. 5,444,788, entitled "Audio Compressor Combining Feedback and Feedforward Sidechain Processing" Grant Date: August 22, 1995

     * United States Patent No. 5,737,434, entitled "Multi-Band Audio Compressor with Look-Ahead Clipper"
          Grant Date: April 7, 1998

     * United States Patent No. 6,337,999, entitled "Oversampled Differential Clipper"
          Grant Date: January 8, 2002

     Patents issued prior to 1985 have a 17 year term. Patents issued after 1985 generally have a term of 20 years from the date on which the application for the patent was filed in the United States or, in special cases, from the date an earlier related application was filed. Under U.S. law, the right conferred by the patent grant is the right to exclude others from making, using, offering for sale or selling the invention in the United States or importing the invention into the United States. What is granted is not the right to make, use, offer for sale, sell or import, but the right to exclude others from making, using, offering for sale, selling or importing the invention. Once a patent is issued, it is up to the patentee to enforce the patent. We cannot guarantee that we will discover any or all infringements of our patent rights.


     We generally enter into confidentiality, license and non-disclosure agreements with our employees, licensees and outside consultants that seek to limit the use and distribution of our proprietary materials. The royalty income that we receive under existing license agreements is not material.


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

     On May 30, 2000, we mortgaged our facility in Tempe for $335,000 in order to raise part of the purchase price payable in connection with our acquisition of Orban. The mortgage note bore interest at 15.25 percent per annum, payable monthly. The full principal balance of the mortgage note was originally due November 30, 2000, but the maturity date was extended to December 31, 2000. Prior to this date, we refinanced the $335,000 mortgage and entered into two new mortgage agreements for $300,000 and $62,000, respectively. These notes bear interest at 11.75 percent per annum and 14.75 percent per annum, respectively. Principal and interest payments on these notes are payable monthly commencing February 2001 using a 12-year amortization period and requiring a balloon payment at the end of the notes' five-year term.

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

     The events of September 11, 2001, have had a significant impact on the market for audio processing equipment. We have experienced a reduction in orders for new audio equipment from many radio and television stations. We believe this reduction is due in part to the decrease in advertising revenue realized by these stations. We expect this trend to continue at least through the third quarter of 2003.

     We believe the increased consolidation within the radio and television industries will provide some potential opportunities for our Company. For example, we believe that as larger radio and television stations purchase smaller stations, orders for new equipment will increase in order to upgrade these smaller stations which would otherwise have put off purchases of such upgraded equipment.

     We have expanded into the high-quality codec market in order to complement our existing product line. The term "codec" is derived from the words "enCOde" and "DECode" and represents a technology utilized in the transfer of digital data. The radio and television broadcast industries use codec technology to transmit voice and music from studio to studio, or from a remote broadcast location to a studio, using Integrated Services Digital Network (ISDN) telephone lines, the Internet, computer networks and satellite links. Our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, has accelerated our expansion into the codec market by immediately increasing the existing customer base for our OptiCodec line of products. At the same time, this acquisition increased the existing customer base for all of our other products. The market for codec technology is rapidly developing and the demand for information over an ever-crowded spectrum is increasing. We are hopeful that our OptiCodec product line will eventually add 20% to our net sales. At this time, however, these products have had no material impact on our sales.

     In spring of 2001, we introduced the Optimod-PC which is designed for use in digital audio broadcasting (DAB), Internet web/netcasting and recording applications. The Optimod-PC is a PCI sound card (designed to run on Windows 2000 and Windows XT) with on-board digital signal processing that is suitable for both live streaming and on-demand programming. Internet audio applications are composed of two general categories: on-demand and streaming. The market for audio streaming is currently hampered by uncertainty with respect to the payment and allocation of proposed copyright royalty fees and questions concerning the establishment of revenue-generating models. Nevertheless, the demand for on-demand audio and web meetings is expected to increase as radio stations and businesses alike increasingly utilize MPEG-1 Layer 3 (MP3) technology to reach listeners with digital music and other audio content. In addition, our equipment sales may increase in the event that the Federal Communications Commission approves a plan for U.S. radio stations to begin broadcasting in digital by means of In-Band On-Channel (IBOC) technology. We plan to introduce several new products in the third quarter of 2002 that will be geared toward the IBOC market.

     We are hopeful that the growing Digital Television (DTV) market will provide a new market for us in the coming years. DTV has different meanings depending on whether one is discussing production and post-production or distribution and transmission. With respect to distribution and transmission, it means sending audio and video digitally to its destination. DTV is under development around the world and is being phased in domestically with over 400 local television stations on the air and broadcasting digitally as of June 2002 and an additional 800 stations in the U.S. alone remaining to convert to DTV format.

     Our Optimod 6200 is designed to meet what we believe is the primary need of digital broadcasters (DAB, DTV and web/netcasters), specifically the delivery of clean, crisp, consistent and comfortably-listenable sound that will enable such broadcasters to attract listeners and compete in their respective markets. Because the digital standards are still evolving, the 6200 was built to be flexible and adaptive to future modifications in the industry.

     Despite the ongoing conversion to digital transmission systems, many broadcasters, engineers and consultants continue to support analog technology, and many of our competitors continue to build and sell analog broadcast equipment. We have not seen an increase in demand for our CRL line of products, but we expect continued and stable demand for such products in 2002.

     We incurred losses of $2,046,640 and $2,258,121 during the years ended December 31, 2001 and 2000, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the new agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other
Intangible Assets." SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on results of operations or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.


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
                             ==========  ====       ==========  ====

     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. In the last five years alone, four large corporations have acquired the vast majority of radio stations in the United States. This control gives these corporations substantial ability to demand discounts from equipment distributors and manufacturers.

     The Latin and South America market consists largely of privately owned radio stations, and we do not foresee any changes in this trend.

     While radio ownership in the European market is predominantly private, this market is largely mature and is not characterized by a large amount of growth.

     The Indian market is beginning to implement private radio ownership, and this market may become more substantial and present opportunities for us in the future. However, we cannot predict the rate at which this market will grow nor the ultimate size of this market.

     Given the price sensitivity in the Asian markets (including China), we expect that our analog products, as opposed to our digital products, will be more suited to such markets.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain summary operating results:

                                                     Year Ended December 31,
                                                   ---------------------------
                                                       2001            2000
                                                   -----------      ----------
     Revenues:
       Net sales                                   $13,066,365      $7,259,910
       Other income                                     32,221          18,170
                                                   -----------      ----------
         Total revenues                            $13,098,586      $7,278,080
                                                   ===========      ==========
     Gross profit on net sales                      $6,476,846      $3,576,392
     Gross profit margin                                    50%             49%
     EBITDA (1)                                       $501,035       ($597,403)
     Net cash provided by operating activities        $153,406        $345,904
     Net cash used in investing activities            $(58,779)    $(2,235,292)
     Net cash provided by (used in)
       financing activities                           $(85,935)     $2,098,994
     Net loss                                      $(2,046,640)    ($2,258,121)
     Net loss as a percent of net sales                    (16%)           (31%)
     Loss per share - basic and diluted                 $(0.88)         ($1.28)

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Companies and analysts do not calculate this measure in the same fashion and, as a result, the measure presented may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. This information is not intended to assist investors in an analysis of our liquidity because there are a number of uses of cash that are excluded from the EBITDA measurement, as reported in our statement of cash flows. Rather, investors may wish to use this information as one of a number of points of comparison between our reported net loss in the years 2001 and 2000. We have included this information to highlight the fact that changes in interest expense, depreciation and amortization between 2001 and 2000 had a significant impact on our reported net loss. None of the funds depicted by the EBITDA measure above are available for management's discretionary use.

     For the year ending December 31, 2002, our principal working capital requirements will be the payment of normal recurring operating costs and scheduled debt service payments. Management believes that these requirements can be met from expected operating cash flows.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales. Net sales in 2001 were $13.1 million compared to $7.3 million in 2000 reflecting an increase of 79%. The increase in net sales was primarily attributable to revenues from our Orban division which reported net sales in 2001 and 2000 of $12.1 million and $6.5 million, respectively. In 2001, our Orban division accounted for 92% of net sales while our CRL division accounted for the remaining 8%. In 2000, our Orban division accounted for 89% of net sales while our CRL division accounted for the remaining 11%.

     Our CRL division reported net sales of $975,000 in 2001 as compared to $763,000 in 2000, representing an increase of 28%. This increase was the result of increased demand from one customer overseas. We are uncertain whether this increased demand will continue, but generally, we expect continued stable demand across the CRL product lines in 2002.

     Sales for the years ended December 31, 2001 and 2000 were conducted primarily through wholesale distributors and dealers. In 2001, one customer, Harris Corporation, accounted for approximately 19% of net sales. In 2000, the same customer accounted for approximately 33% of net sales. No other single customer accounted for more than 10% of net sales in either 2001 or 2000.

     International sales for the years ended December 31, 2001 and 2000 totalled $6,702,430 and $3,148,018, respectively. International sales represented 51% of the total net sales for the year ended December 31, 2001 as compared to 43% for the year ended December 31, 2000.

     Our introduction of new products during the years ended December 31, 2001 and 2000 has had no material impact on our net sales. The increase in net sales from 2000 to 2001 is attributable to our acquisition of Orban in May 2000.

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

     Net Loss. In 2001, net loss decreased by $211,000 to $2,047,000 as compared to $2,258,000 in 2000. Excluding the impact of the non-cash items, we would have reported net income of $47,000 in 2001 compared to a net loss of $1,374,000 in 2000.

     Non-cash expense items in 2001 were as follows:

           $533,000    Increase in inventory reserve
             84,000    Increase in provision for uncollectible accounts
          1,057,000    Amortization of intangible
            429,000    Depreciation
         ----------
         $2,103,000    Total (representing 103% of the net loss for the year)
         ==========

     Non-cash expense items in 2000 were as follows:

           $616,000    Depreciation
            268,000    Amortization of intangible
           $884,000    Total (representing 39% of the net loss for the year)
           ========

     The increase in depreciation and amortization from 2000 to 2001 reflected in the charts above resulted from our acquisition of Orban in May 2000.


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


     Our substantial obligation to Harman may have important consequences for us, including the following:

     * Our ability to continue as a going concern will depend in part on whether Harman demands payment on the $8.5 million debt, or any portion thereof;
     * A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes;
     * The terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
     * Our ability to obtain additional financing in the future for working capital, capital expenditures and other purposes may be substantially impaired; and
     * Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

     Our ability to meet our debt service obligations and reduce our total indebtedness to Harman depends in part on our future operating performance. Our future operating performance will depend on our ability to expand our business operations by growing our core audio processing business, expanding our product offerings and penetrating new and emerging markets, which we anticipate will require additional financing. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business that are largely beyond our control. If we are unable to expand our business operations as planned, we may not be able to service our outstanding indebtedness to Harman.

     On January 18, 2002, with Harman's consent, we acquired the assets of Dialog4 System Engineering GmbH. We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of our common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002, we executed an amendment to the Asset Sale and Purchase Agreement with Dialog4.
The amended agreement extends the term of our payments to Dialog4 over twenty months while reducing the amount of the monthly payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

     The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years. We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2006.

                                     2002        2003        2004        2005        2006
Debt service                       $227,196    $103,450     $67,100     $36,526    $278,334
Equipment and property leases       324,264     337,224     350,724     364,752     379,344
Employment agreements               736,810     723,560     723,560     301,483
Aggregate excluding obligations
  to Harman and Dialog4           1,288,270   1,164,234   1,141,384     702,761     657,678
Dialog4                             337,500     412,500
Obligation to Harman              8,482,000
Total                           $10,107,770  $1,576,734   1,141,384    $702,761    $657,678

     Working capital generated from 2002 operations will be used to service our commitments as detailed above, excluding our obligations to Harman. Any excess working capital generated from 2002 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2002 as we evaluate any expenditures related to expansion.

     Accounts receivable were $641,000 at December 31, 2001 compared to $727,000 at December 31, 2000 representing a net decrease of $86,000 or 13%. The decrease is primarily due to an increased reserve of $84,000 for the allowance of doubtful accounts. The increase in our reserve for the allowance of doubtful accounts was attributable to the general economic downturn which began in the latter half of 2001 and which we expect to continue until at least the third quarter of 2002.

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

     On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. The total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. On October 1, 2001, we entered into an Amendment to Credit Agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the Amended Credit Agreement. For a complete discussion of our purchase of Orban and the terms of our Credit Agreement with Harman, see Item 12, Certain Relationships and Related Transactions-Acquisition of Orban, Inc.

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

     On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to June 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing
September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of December 31, 2001, we had paid a total of $25,501 on the note and the remaining unpaid balance was $42,886.

     Management believes that the required $37,500 due to Dialog4 each month can be met from the operating cash flows generated from the Dialog4 line of
products.   The required payments may slow our ability to ramp up our European operations.


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

     Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position created by the demand notes have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings. We may also find it more difficult to maintain existing customer relationships and to initiate new customer relationships.

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

ITEM 7.  FINANCIAL STATEMENTS


                                      INDEX

                                                                          Page
                                                                          ----

Independent Auditors' Report .............................................. 29

Report of Independent Public Accounts ..................................... 30

Consolidated Balance Sheets - December 31, 2001 and 2000 .................. 33

Consolidated Statements of Operations -
    For the Years Ended December 31, 2001 and 2000 ........................ 35

Consolidated  Statements of Stockholder's Equity (Deficit) -
    For the Years Ended December 31, 2001 and 2000 ........................ 36

Consolidated  Statements of Cash Flows -
    For the Years Ended December 31, 2001 and 2000 ........................ 37

Notes to Financial Statements ............................................. 39

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

On May 31, 2000, CRL Systems acquired the net assets of Harman Acquisition Corp. formerly known as Orban, Inc. ("Orban"), a wholly owned subsidiary of Harman International Industries, Inc. ("Harman"). Including the $500,000 non-refundable deposit previously paid to Harman, the total stated purchase price was $10.5 million, $2 million of which was paid in cash, the balance was financed through a combination of short-term and long-term seller financing. In addition to the stated purchase price, CRL issued to Harman warrants to purchase 1,000,000 shares of its common stock, immediately exercisable for $2.25 per share. The warrants were valued at $1,050,000 at the time of the purchase to be part of the total purchase price of $11,550,000. The Asset Sale Agreement between CRL Systems and Harman contained a provision allowing Harman to rescind the transaction if, as of November 30, 2000, CRL Systems had not paid in full the $3.5 million short-term note. If Harman had exercised its option to rescind the agreement, it would have been required to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Harman as liquidating damages. Harman's option to rescind the agreement has since expired. As part of the acquisition, CRL Systems purchased the rights to the name "Orban" and operates a portion of its business under the "Orban" trade name.

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

c. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, which is amortized on the straight-line basis over 7 years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No.142
     ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company will adopt SFAS 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its consolidated results of operations and financial position.

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

f. Revenue - In accordance with SFAS 48, "Revenue Recognition When Right of Return Exists," revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment. The Company sells its products primarily through a network of wholesale distributors and dealers. The Company's primary payment terms with its dealers and distributors are 5% 10 net 30 after date of shipment for domestic and 5% 15 net 30 after date of shipment for international.

     Sales transactions with distributors occur at prices fixed at the sale date without contingencies related to (i) the buyer's resale of the product,
     (ii) the theft or damage of the product or (iii) future Company performance obligations to effect the resale of the product. Purchasers have economic substance separate from the Company and expected sales returns can be reasonably estimated. Because the Company does not sell on consignment or guarantee the resale of its products by its dealer or distributor network, the Company records revenue at the time of shipment in accordance with SFAS 48.

g. Research and development costs totalling $1,408,208 and $1,052,496 for the years ended December 31, 2001 and 2000, respectively, are charged to expense as incurred.

h. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2001 and 2000.

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


k.   New accounting pronouncements

     In July 2001, the FASB issued SFAS Nos. 141 and 142 ("SFAS 141" and
     "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on its consolidated results of operations or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and has not yet determined the impact, if any, this standard will have on its consolidated results of operations and financial position.

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
                                                    ==========      ==========

On May 31, 2000, CRL Systems, Inc. and Harman Acquisition Corp. (formerly known as Orban, Inc.) entered into a Credit Agreement to establish the terms and conditions of the $8,500,000 loan from Harman to CRL Systems. The agreement was executed in conjunction with the Asset Sale Agreement between Harman and CRL Systems, Inc.(see note 1). The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, originally bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralized by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the Guarantee and Collateral Agreement. In addition, all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due on the notes, with the exception of proceeds from the sale of stock to the Company's President and Chief Executive Officer, Charles Jayson Brentlinger, pursuant to a Stock Purchase Agreement between the Company and Mr. Brentlinger which was entered into prior to the date of the Orban acquisition.

The Company received several payment extensions on the Tranche A and B Notes. First, in exchange for $150,000 cash and an increase in the interest rate to 12 percent per annum for both the Tranche A and Tranche B Notes, Harman extended the maturity date of the Tranche B Note to November 30, 2000. The maturity date of the Tranche B Note was subsequently extended several additional times without fees or other significant changes to the original terms of the Note. Also, the first principal payment on the Tranche A Note of $250,000, originally due
March 31, 2001, was extended to April 30, 2002 with the remaining quarterly principal payments deferred to March 31, 2003. Interest only payments are payable monthly for both notes. The Asset Sale Agreement between CRL Systems and Harman contained a provision allowing Harman to rescind the transaction if, as of November 30, 2000, CRL Systems had not paid in full the $3.5 million Tranche B Note. If Harman had exercised its option to rescind the agreement, it would have been required to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Harman as liquidating damages. Harman's option to rescind the agreement has since expired.

On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both Notes were amended and restated. Under the Amended Credit Agreement, both the Tranche A and the Tranche B Notes were converted to demand notes payable upon the demand of Harman. Interest is paid monthly at 12 percent per annum. Additionally, under the Amended Credit Agreement, the first principal payment in the amount of $1,250,000 is due April 30, 2002, unless Harman demands payment at an earlier date.

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

In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company has made payments in 2001 sufficient for interest and some principal. On November 12, 2001, the Company amended the agreement whereby the Company and the stockholder verbally agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5 percent per annum.

On May 30, 2000, the Company mortgaged its office building and manufacturing facility in Tempe, Arizona for $335,000 in order to raise part of the purchase price payable in connection with its acquisition of Orban. The mortgage note bore interest at 15.25 percent per annum, payable monthly. The full principal balance of the mortgage note was originally due November 30, 2000, but the maturity date was extended to December 31, 2000. Prior to that date, the Company refinanced the unpaid balance and entered into two new mortgage agreements for $300,000 and $62,000, respectively. The notes bear interest at
11.75 percent per annum and 14.75 percent per annum, respectively. Principal and interest payments are payable monthly for both notes commencing in February 2001, using a 12-year amortization period and requiring a balloon payment in February 2006.

On June 12, 2000, the Company entered into an unsecured promissory note for $68,387 from an employee, which bears interest at 12 percent per annum. The unpaid principal and interest that was due September 12, 2000 was extended to June 30, 2001 without payment of a fee. In order to further extend the note, the Company agreed to make 12 monthly installments of principal and interest over a one-year period commencing September 1, 2001. The Company did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but will be compounded monthly.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc., for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195 and is being amortized over 7 years. In conjunction with the Asset Sale Agreement between the Company and Avocet Instruments, Inc. and Eric B. Lane (Sellers), the Company and the Sellers entered into a Credit Agreement to establish the terms and conditions of the purchase price. The loan is evidenced by an agreement whereby the Company paid the Sellers $25,000 interest-free, paid $5,000 on the Closing Date, and $5,000 in each of the following four months. Thereafter, the balance ($57,980) is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.

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

On March 22, 2001, the Company issued 26,500 shares of common stock to Charles Jayson Brentlinger Brentlinger, its President, for converting part of the existing stockholder payable at the share price of $1.25 offered to Mr. Brentlinger in accordance to the June 23, 1999 Stock Purchase Agreement.

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

In June 1999, the Company entered into two stock agreements with its President, Charles Jayson Brentlinger. The first, pursuant to the terms of a Stock Purchase Agreement, required the President to purchase 342,500 shares of the Company's common stock at $1.25 per share within 1 year. Prior to such date, he purchased 160,000 shares under the agreement. On October 20, 2000, the purchase date was extended to December 31, 2000. As of December 31, 2000 he remained obligated to purchase 26,500 shares on or before December 31, 2000 for a total price of $33,125. In consideration of the cash advances received from the President to the Company, the Board of Directors issued a resolution extending the terms of the stock purchase agreement to February 8, 2001 and subsequently Mr. Brentlinger fulfilled his remaining obligation.

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

Sales for the years ended December 31, 2001 and 2000 were conducted primarily through wholesale distributors and dealers. In 2001, approximately 19% of the net sales were generated from one customer while in 2000 approximately 33% of the net sales were generated from the same customer.

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

     The consolidated financial statements of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2000 that were audited by Deloitte & Touche LLP and whose report dated April 16, 2001, (May 17, 2001 as to note 4 and 10, and October 1, 2001 as to note 11), which expressed an unqualified opinion on those consolidated financial statements with an emphasis paragraph covering a restatement and substantial doubt regarding the Company's ability to continue as a going concern. No report of Deloitte & Touche LLP on the statements for either the past two years contained an adverse or qualified opinion or disclaimer of opinion, audit scope or accounting principles.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT

     On June 23, 1999, we entered into a Stock Purchase Agreement with Mr. Brentlinger, our current President, Chief Executive Officer and Chairman of the Board. On September 30, 1999, pursuant to the Stock Purchase Agreement, Mr. Brentlinger purchased 375,000 authorized but previously unissued shares of our common stock for $1.525 per share, or $571,875. (All amounts of shares and purchase prices reported in this item have been adjusted to reflect the effects of a one for one stock dividend paid by us on August 15, 2000 to record holders of our common stock as of July 31, 2000.) Pursuant to the Stock Purchase Agreement, Mr. Brentlinger also purchased all of the shares of common stock owned by Mr. Clarkson, our current Secretary, consisting of 242,624 shares, also for $1.525 per share. Mr. Brentlinger agreed to purchase an additional 342,500 shares of our authorized but previously unissued common stock on or before September 30, 2000, for a purchase price of $1.25 per share. Following an extension of the purchase deadline, Mr. Brentlinger fulfilled his obligation to purchase these shares on February 8, 2001. Pursuant to the Stock Purchase Agreement, Mr. Brentlinger also received a five-year option to purchase an additional 1,000,000 shares for $1.25 per share. This option expires on September 30, 2004. On May 15, 2001, the Board of Directors retroactively amended the Stock Purchase Agreement to include anti-dilution provisions with respect to this option. The anti-dilution provisions are triggered in the event that the Company (1) declares or pays a stock dividend, (2) subdivides its outstanding shares of common stock, (3) combines its outstanding shares of common stock, (4) issues any shares of its common stock in a reclassification or reorganization of the common stock, or (5) issues authorized but previously unissued shares of its common stock as payment for the stock or assets of another entity. Our Board of Directors took this action at the request of Mr. Brentlinger who wished to preserve his ownership percentage of our common stock which, absent this action on the part of the Board, would decrease as a result of our issuance of common stock in connection with our then-likely acquisition of the assets of Dialog4 System Engineering GmbH, which acquisition was consummated on January 18, 2002 (see Item 1, Description of Business-Recent Events). Mr. Brentlinger participated in the Board's discussions concerning this matter, but did not take part in the final Board vote to approve the action.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      The following is a list of the consolidated financial statements of Circuit Research Labs, Inc. included at Item 7 of Part II of this Form 10-KSB/A.

      Financial Statements:
      ---------------------                                      Page
                                                                -----
Independent Auditors' Report                                      29
Report of Independent Public Accountants                          30
Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2001 and 2000        33
  Consolidated Statements of Operations -
    For the Years Ended December 31, 2001 and 2000                35
  Consolidated Statements of Stockholders' Equity -
    For the Years Ended December 31, 2001 and 2000                36
  Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 2001 and 2000                37
  Notes to Financial Statements - December 31, 2001 and 2000      39



     (a)  Exhibits.

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3(10)   Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000

Exhibit
Number    Description

10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11(10) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12(10) Employment Agreement, dated as of January 1, 2002, by and between
          Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14(10) Employment Agreement, dated as of January 1, 2002, by and between
          Gary D. Clarkson and Circuit Research Labs, Inc.
10.15(10) Employment Agreement, dated as of January 1, 2002, by and between
          William R. Devitt and Circuit Research Labs, Inc.
10.16(10) Employment Agreement, dated as of January 1, 2002, by and between
          Robert W. McMartin and Circuit Research Labs, Inc.
10.17(10) Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc.

Exhibit
Number    Description

10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
16.1(9)   Letter on Change in Certifying Accountant
21.1(10)  Subsidiaries of Circuit Research Labs, Inc.
23.1 Consent of Altschuler, Melvoin and Glasser LLP (included on page 31 of this Report on Form 10-KSB)
23.2 Consent of Deloitte & Touche LLP (included on page 32 of this Report on Form 10-KSB)
24.1(10)  Power of Attorney

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

(9) Incorporated by reference to the Registrant's Report on Form 8-K dated June 26, 2001.

(10) Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001.

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

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, this first day of July, 2002.

                                   CIRCUIT RESEARCH LABS, INC.

                                   By: *
                                       -----------------------------------
                                       Charles Jayson Brentlinger
                                       Chief Executive Officer, President and
                                       Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB/A has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                        Title                         Date

/s/     *                        President, Chairman of the    July 1, 2002
------------------------------   Board and Chief Executive
Charles Jayson Brentlinger       Officer



/s/ Gary D. Clarkson             Director, Secretary, Vice     July 1, 2002
------------------------------   President and General
Gary D. Clarkson                 Manager


        *                        Vice President and            July 1, 2002
------------------------------   Director
Robert A. Orban

        *                        Director                      July 1, 2002
------------------------------
Phillip T. Zeni

        *                        Director                      July 1, 2002
------------------------------
Carl E. Matthusen

/s/ Robert W. McMartin           Vice President and Chief      July 1, 2002
------------------------------   Financial Officer
Robert W. McMartin               (principal accounting
                                 officer)

* By: Robert W. McMartin

                                  Exhibit Index

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3(10)   Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000
10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000

Exhibit
Number    Description

10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11(10) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12(10) Employment Agreement, dated as of January 1, 2002, by and between
          Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14(10) Employment Agreement, dated as of January 1, 2002, by and between
          Gary D. Clarkson and Circuit Research Labs, Inc.
10.15(10) Employment Agreement, dated as of January 1, 2002, by and between
          William R. Devitt and Circuit Research Labs, Inc.
10.16(10) Employment Agreement, dated as of January 1, 2002, by and between
          Robert W. McMartin and Circuit Research Labs, Inc.
10.17(10) Employment Agreement, dated as of January 1, 2002, by and between
          Greg J. Ogonowski and Circuit Research Labs, Inc.
10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
16.1(9)   Letter on Change in Certifying Accountant
21.1(10)  Subsidiaries of Circuit Research Labs, Inc.
23.1 Consent of Altschuler, Melvoin and Glasser LLP (included on page 31 of this Report on Form 10-KSB)
23.2 Consent of Deloitte & Touche LLP (included on page 32 of this Report on Form 10-KSB)
24.1(10)  Power of Attorney

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

(9) Incorporated by reference to the Registrant's Report on Form 8-K dated June 26, 2001.

(10) Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001.
                                       70