Form 10QSB/A
period 2002-03-31
CIRCUIT RESEARCH LABS INC
filed 2002-07-01
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

            Condensed Consolidated Balance Sheets -
            March 31, 2002 (unaudited) and December 31, 2001 .............. 3

            Condensed Consolidated Statements of Operations -
            Three Months ended March 31, 2002 and 2001 (unaudited) ........ 5

            Condensed Consolidated Statements of Cash Flows -
            Three Months ended March 31, 2002 and 2001 (unaudited) ........ 6

            Notes to Condensed Consolidated Financial Statements .......... 8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ................................... 15

PART II - OTHER INFORMATION .............................................. 27

     ITEM 2. CHANGES IN SECURITIES. ...................................... 27

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................ 27

SIGNATURE ................................................................ 29


This Amendment No. 1 to Form 10-QSB/A includes additional information and discussion under Part I, Item 1 (in the Notes to the Condensed Consolidated Financial Statements) and Item 2.

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

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating earnings per share for the three months ended March 31, 2002 the effects of 1,000,000 shares relating to options to purchase common stock and 1,708,158 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. For the three months ended March 31, 2001 the options and warrants to purchase 1,026,500 and 1,708,158 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

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
                                                     =========       =========

b.   New accounting pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

     Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary. If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any loss resulting from the transitional impairment test will be reflected as a change in accounting principle.

     The Company is in the process of determining the estimated fair value of each reporting unit with a view to determining whether the goodwill value has been impaired under these new rules. In accordance with the transition provisions of SFAS 142, this evaluation will be completed by June 30, 2002. Management has not yet completed this assessment.

     At the time that an acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which estimate is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired assets over (ii) the fair value of the assets acquired, less liabilities assumed, is recorded as goodwill. As of March 31, 2002, the Company has no identifiable intangible assets with definite lives.

     At December 31, 2001 and March 31, 2002, the Company reported $5,734,180 and $7,476,008, respectively, of net goodwill on its consolidated balance sheets. At both dates, both amounts included $5,719,142 for the acquisition of Orban, Inc. and $15,038 for the acquisition of Avocet Instruments, Inc. In addition, the March 31, 2002 figure includes $1,741,828 for the acquisition of Dialog4 System Engineering GmbH. The following table presents the impact of goodwill amortization to the quarter ended March 31, 2001 net loss and loss per share:
                                          Net Loss    Basic EPS   Diluted EPS
                                          ---------   ---------   -----------
     Reported Net Loss                    $(42,172)   $(0.02)     $(0.02)
     Add back: Goodwill amortization       263,960      0.12        0.12
     Adjusted                              221,788      0.10        0.10


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

     On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both the short-term and the long-term promissory notes were amended and restated. Under the Amended Credit Agreement, both promissory notes were converted to demand notes payable upon the demand of Harman. Interest is paid monthly at 12 percent per annum. Additionally, $1,250,000 is due April 30, 2002, unless Harman demands payment at an earlier date.

     On May 1, 2002, the Registrant entered into a Second Amendment to Credit Agreement with Harman under which the long- and short-term demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.

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

     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal. Subsequently on November 12, 2001, the Company amended the agreement whereby the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of March 31, 2002, the Company has made partial payments on the accrued interest.

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

     In the fourth quarter of fiscal year 2001, the Company converted various payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. As of March 31, 2002 the balance of the notes payable and long-term debt have been reduced to $108,556, of which $103,917 is current and $4,639 is non-current.


5.   ACQUISITION OF DIALOG4

     On January 18, 2002, the Company acquired the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, is a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 has been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite.

     The Company purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by the Company from its working capital or by the Company's President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002, the Company executed an amendment to the Asset Sale and Purchase Agreement with Dialog4. The amended agreement extends the term of the Company's payments to Dialog4 over twenty months while reducing the amount of the monthly payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing
April 20, 2002.

The following table shows the fair values of assets and liabilities recorded for the acquisition of Dialog4 System Engineering GmbH:

     Inventories                                      $228,000
     Property and equipment, net                        65,000
     Goodwill                                        1,742,000

     Share consideration paid                       $1,250,000
     Debt issued                                       750,000
     Cash consideration paid                            35,000
     Debt assumed                                            0

     In connection with the acquisition, Berthold Burkhardtsmaier, Dialog4's managing director, has become the Company's Vice President of European Operations and has been appointed to its board of directors.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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


RECENT DEVELOPMENTS

     Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman Acquisition Corp. (formerly known as Orban, Inc.) under which the long- and short-term demand notes payable to Harman were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.


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

     We incurred losses of $2,046,640 and $2,258,121 during the years ended December 31, 2001 and 2000, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the new agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report (set forth in our Form 10-KSB for the year ended December 31, 2001) by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings.


RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:
                                                    For the Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                        2002            2001
     Revenues:                                      ----------      ----------
        Net sales                                   $2,962,526      $3,909,565
        Other income                                     4,913           4,836
                                                    ----------      ----------
           Total revenues                           $2,967,439      $3,914,401
                                                    ==========      ==========
     Gross profit on net sales                      $1,402,522      $2,146,075
     Gross profit margin                                    47%             55%
     EBITDA (1)                                       ($33,084)       $574,003
     Net cash used in operating activities            ($58,682)       ($44,587)
     Net cash used in investing activities             ($2,700)            $ 0
     Net cash (used in) provided by
       financing activities                           ($70,422)        $54,924
     Net loss                                        ($402,664)       ($42,172)
     Net loss as a percent of net sales                   (14%)            (1%)
     Loss per share - basic and diluted                 ($0.12)         ($0.02)


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Companies and analysts do not calculate this measure in the same fashion and, as a result, the measure presented may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. This information is not intended to assist investors in an analysis of our liquidity because there are a number of uses of cash that are excluded from the EBITDA measurement, as reported in our statement of cash flows. Rather, investors may wish to use this information as one of a number of points of comparison between our reported net loss in 2002 and 2001. None of the funds depicted by the EBITDA measure above were available for management's discretionary use.

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

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2002 were $1,126,000, a decrease of 10% compared to $1,253,000 reported the first quarter of 2001. As a percentage of net revenue, SG&A increased from 32% for the three months ended March 31, 2001 to 38% for the same period in 2002. The increase in SG&A expense is due in part to the variable component of SG&A (discounts and other domestic and international sales and marketing expenses) associated with the increase in revenues following our acquisition of the Dialog4 assets. The fixed component of SG&A has also increased due to the additional personnel in sales, marketing, administration and cost related to operating the Orban Europe office following the January 18, 2002 acquisition.

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

     Net Loss. Net loss was $402,664 for the three months ended March 31, 2002 compared to $42,172 for the same period in 2001. Excluding the impact of the non-cash items, we would have reported a net loss $248,084 for the three months ended March 31, 2002 compared to a positive net income of $296,535 for the same period in 2001.

     Non-cash expense items for the three months ended March 31, 2002 were as follows:

                   $0     Increase in inventory reserve
                 (267)    Decrease in provision for uncollectible accounts
                    0     Amortization of intangible
               50,000     Stock compensation
               86,156     Depreciation
             --------
             $135,889     Total (representing 38% of the net loss for the year)
             ========

     Non-cash expense items for the three months ended March 31, 2001 were as follows:

              $74,747     Depreciation
              263,960     Amortization of intangible
             $338,707     Total (representing 803% of the net loss for the year)

     The decrease in amortization from 2001 to 2002 reflected in the charts above resulted from our adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002.


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

     Working capital generated from 2002 operations will be used to service our contractual obligations and commercial commitments, excluding our obligations to Harman. Any excess working capital generated from 2002 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2002 as we evaluate any expenditures related to expansion.

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

     On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. The total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. On October 1, 2001, we entered into an Amendment to Credit Agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the Amended Credit Agreement. Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman under which both demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.

     Approximately $9,563,000 of our total indebtedness is due and payable by December 31, 2003, unless with respect to the $8,500,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

     On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to June 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing
September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of March 31, 2002, we had paid a total of $27,576 on the note and the remaining unpaid balance was $40,811.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4)   Form of Circuit Research Labs, Inc. Stock Option Agreement


(1)  Incorporated by reference to the Registrant's Report on Form
     8-K dated February 4, 2002.

(2)  Incorporated by reference to the Registrant's Report on Form
     10-KSB for the fiscal year ended December 31, 2001.

(3)  Incorporated by reference to the Registrant's Report on Form
     8-K dated May 13, 2002.

(4) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.


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


                                   CIRCUIT RESEARCH LABS, INC.


Dated: July 1, 2002              By:  /s/ Robert W. McMartin
                                      -------------------------------------
                                      Robert W. McMartin
                                      Vice President, Treasurer and
                                      Chief Financial Officer

                                  Exhibit Index

Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4)   Form of Circuit Research Labs, Inc. Stock Option Agreement


(1)  Incorporated by reference to the Registrant's Report on Form
     8-K dated February 4, 2002.

(2)  Incorporated by reference to the Registrant's Report on Form
     10-KSB for the fiscal year ended December 31, 2001.

(3)  Incorporated by reference to the Registrant's Report on Form
     8-K dated May 13, 2002.

(4) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.