Form 10QSB
period 2002-06-30
CIRCUIT RESEARCH LABS INC
filed 2002-08-19
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2002

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

  The number of shares outstanding of each class of our common equity as of August 13, 2002 is as follows:

Class of Common Equity                      Number of Shares
----------------------                      ----------------
Common Stock, par value $.10                3,706,880

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                      For the Quarter Ended June 30, 2002

                                Table of Contents


                                                                          Page

PART I - FINANCIAL INFORMATION ............................................ 3

     ITEM 1. FINANCIAL STATEMENTS ......................................... 3

            Condensed Consolidated Balance Sheets -
            June 30, 2002 (unaudited) and December 31, 2001 ............... 3

            Condensed Consolidated Statements of Operations -
            Three and Six Months ended June 30, 2002 and 2001 (unaudited) . 5

            Condensed Consolidated Statements of Cash Flows -
            Six Months ended June 30, 2002 and 2001 (unaudited) ........... 6

            Notes to Condensed Consolidated Financial Statements .......... 8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  .. 15


PART II - OTHER INFORMATION .............................................. 30

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......... 30

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................ 31

SIGNATURE ................................................................ 32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     June 30,      December 31,
                                                        2002            2001
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                              $122,215        $280,895
    Accounts receivable, net                           867,826         641,156
    Inventories                                      2,365,837       2,828,198
    Other current assets                               141,897          93,861
                                                   -----------     -----------
    Total current assets                             3,497,775       3,844,110
                                                   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET                   1,283,152       1,413,607
                                                   -----------     -----------
OTHER ASSETS:
    Goodwill, net                                    7,476,008       5,734,180
    Deferred acquisition costs                               0          34,563
    Other                                               38,399          41,399
                                                   -----------     -----------
                                                     7,514,407       5,810,142
                                                   -----------     -----------

TOTAL                                              $12,295,334     $11,067,859
                                                   ===========     ===========

(continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     June 30,      December 31,
                                                        2002            2001
                                                   -----------     -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $1,291,178      $1,011,955
    Notes payable                                    8,500,097       8,583,588
    Current portion of long-term debt                  665,247         227,196
    Accrued salaries and benefits                      268,539         262,430
    Customer deposits                                   46,450          50,271
    Accrued professional fees                           19,470          48,672
    Other accrued expenses and liabilities             358,702         281,011
                                                   -----------     -----------
        Total current liabilities                   11,149,683      10,465,123

    Long-Term Debt                                     610,302         485,410
                                                   -----------     -----------
        Total Liabilities                           11,759,985      10,950,533
                                                   -----------     -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 3,706,880
        issued as of June 30, 2002
        and 2,388,880 as of December 31, 2001)         370,688         238,888
    Additional paid-in capital                       5,382,429       4,196,229
    Accumulated deficit                             (5,217,768)     (4,317,791)
                                                   -----------     -----------
        Total stockholders' equity                     535,349         117,326
                                                   -----------     -----------
TOTAL                                              $12,295,334     $11,067,859
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                                 2002         2001           2002         2001
                                              ----------   ----------     ----------   ----------
NET SALES                                     $2,767,849   $4,020,574     $5,730,375   $7,925,303
COST OF GOODS SOLD                             1,403,049    1,472,995      2,963,053    3,236,485
                                              ----------   ----------     ----------   ----------
      Gross profit                             1,364,800    2,547,579      2,767,322    4,688,818
                                              ----------   ----------     ----------   ----------

OPERATING EXPENSES:
      Selling, general and administrative      1,143,424    1,254,340      2,268,943    2,507,197
      Research and development                   346,344      459,529        661,344      783,580
      Depreciation                                86,029       90,443        172,185      165,190
      Amortization                                     0      263,961              0      527,921
                                              ----------   ----------     ----------   ----------
      Total operating expenses                 1,575,797    2,068,273      3,102,472    3,983,888
                                              ----------   ----------     ----------   ----------
INCOME (LOSS) FROM OPERATIONS                  ($210,997)    $479,306       (335,150)     704,930
                                              ----------   ----------     ----------   ----------

OTHER INCOME (EXPENSE)
      Sundry income                                  866        5,614          5,779       15,236
      Interest expense                          (287,182)    (272,889)      (570,606)    (550,357)
                                              ----------   ----------     ----------   ----------
      Total other expense                       (286,316)    (267,275)      (564,827)    (535,071)

INCOME (LOSS) BEFORE INCOME TAX                 (497,313)     212,031       (899,977)     169,859

PROVISION FOR INCOME TAXES                             0            0              0            0
                                              ----------   ----------     ----------   ----------
NET INCOME (LOSS)                              ($497,313)    $212,031      ($899,977)    $169,859
                                              ==========   ==========     ==========   ==========

NET LOSS  PER COMMON SHARE -
BASIC AND DILUTED                                 ($0.13)       $0.09         ($0.25)       $0.07

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
      Basic and diluted                        3,706,880    2,296,022      3,590,372    2,284,309

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                        2002            2001
                                                   -----------     -----------

OPERATING ACTIVITIES:
   Net Income (Loss)                                 ($899,977)       $169,859

   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities
   Depreciation and amortization                       209,120         738,949
   Provision for uncollectable accounts                   (267)         20,160
   Stock compensation                                   50,000

Changes in assets and liabilities:
   Accounts receivable                                (226,403)       (288,620)
   Inventories                                         690,331        (386,996)
   Prepaid expenses and other assets                   (45,036)        117,444
   Cash overdraft                                                        5,239
   Accounts payable and accrued expenses               330,000        (472,308)
                                                   -----------     -----------
      Net cash provided by (used in)
         operating activities                          107,768         (96,273)
                                                   -----------     -----------
INVESTING ACTIVITIES:
    Purchase of assets of Avocet Instruments, Inc.                      (7,339)
    Capital expenditures                               (13,900)        (15,866)
                                                   -----------     -----------
      Net cash used in investing activities            (13,900)        (23,205)
                                                   -----------     -----------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                                   36,741
   Principal payments on notes payable                 (83,491)
   Principal payments on long-term debt               (187,057)        (11,841)
   Proceeds from sale of common stock                   18,000          33,127
                                                   -----------     -----------
   Net cash provided by (used in)
      financing activities                            (252,548)         58,027
                                                   -----------     -----------

NET DECREASE IN CASH                                  (158,680)        (61,451)

CASH AT BEGINNING OF PERIOD                            280,895         272,203
                                                   -----------     -----------
CASH AT END OF PERIOD                                 $122,215        $210,752
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

(continued)

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                        2002            2001
                                                   -----------     -----------
Supplemental Disclosures of Cash Flow Information

   Cash paid for Interest                             $568,043        $521,024
                                                   ===========     ===========

Supplemental schedule of non-cash operating, investing and financing activities:

   Acquisitions:

   Fair value of assets acquired
     including goodwill                             $2,034,563         $85,319
   Debt issued to seller                              (750,000)        (77,980)
   Common Stock issued to seller                    (1,250,000)
   Costs paid in 2001                                  (34,563)
                                                   -----------     -----------
   Cash paid                                                $0          $7,339
                                                   ===========     ===========
   Common stock issued for consulting
     services rendered                                 $50,000              $0
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL"or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 2002 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2002 and 2001 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001 have been prepared without audit.

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

2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating earnings per share for the three and six months ended June 30, 2002 the effects of 1,565,005 shares relating to options to purchase common stock and 1,279,775 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. For the three and six months ended June 30, 2001 the options and warrants to purchase 1,000,000 and 1,708,158 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                              Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                              2002          2001         2002          2001

Numerator
Net income (loss)             ($497,313)    $212,031     ($899,977)    $169,859
                              ==========   =========     ==========   =========
Denominator
Weighted average shares       3,706,880    2,296,022     3,590,372    2,284,309
                              ==========   =========     ==========   =========

Basic and diluted income (loss)
   per share                     ($0.13)       $0.09        ($0.25)      $0.07
                              ==========   =========     ==========   =========


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

     The Company is in the process of determining the estimated fair value of each reporting unit with a view to determining whether the goodwill value has been impaired under these new rules. In accordance with the transition provisions of SFAS 142, this evaluation will be completed by June 30, 2002. Management has completed phase one of its valuation process in order to determine if the goodwill associated with the acquisition of Orban requires impairment. Management has concluded based on customer base, cash flow, and the existing product line that impairment will not be recorded at this time.

     At the time that an acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which estimate is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired assets over (ii) the fair value of the assets acquired, less liabilities assumed, is recorded as goodwill. As of June 30, 2002, the Company has no identifiable intangible assets with definite lives

     At December 31, 2001 and June 30, 2002, the Company reported $5,734,180 and $7,476,008, respectively, of net goodwill on its consolidated balance sheets.
At both dates, both amounts included $5,719,142 for the acquisition of the assets of Orban, Inc. and $15,038 for the acquisition of the assets of Avocet Instruments, Inc. In addition, the June 30, 2002 figure includes $1,741,828 for the acquisition of the assets of Dialog4 System Engineering GmbH. The following table presents the impact of goodwill amortization to the three and six months ended June 30, 2001 net income and net income per share:

     Three Months Ended June 30, 2001   Net Income    Basic EPS     Diluted EPS
     --------------------------------   ----------    ---------     -----------
     Reported Net Income                $212,031      $0.09         $0.09
     Add back: Goodwill amortization     263,961      $0.12         $0.12
     Adjusted                            475,992      $0.21         $0.21


     Six Months Ended June 30, 2001     Net Income    Basic EPS     Diluted EPS
     -------------------------------    ----------    ---------     -----------
     Reported Net Loss                  $169,859      $0.07         $0.07
     Add back: Goodwill amortization     527,921       0.23          0.23
     Adjusted                            697,780      $0.30         $0.30


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

     In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. Under SFAS No. 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

c.   Reclassifications

     Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the classifications used in 2002 and have no effect on previously reported net income.


3.   INVENTORIES

Inventories consist of the following at June 30, 2002 and December 31, 2001:

                                                    June 30,        December 31,
                                                    2002            2001
                                                    ----------      ----------
                                                    (Unaudited)

          Raw materials and supplies                $2,076,367      $2,176,797
          Work in process                            1,060,648       1,286,942
          Finished goods                               602,198         737,834
                                                    ----------      ----------
          Total                                      3,739,213       4,201,573
          Less obsolescence reserve                  1,373,376       1,373,376
                                                    ----------      ----------
          Inventories, net                          $2,365,837      $2,828,198
                                                    ==========      ==========


4.   LONG-TERM DEBT

Long term-debt at June 30, 2002 consisted of the following:

          Note to shareholder                         $178,905
          Avocet Instruments, Inc.                      48,279
          Mortgage notes                               341,781
          Vendor note                                   47,216
          Employee note                                 21,868
          Dialog4 GmbH                                 637,500
                                                    ----------
          Total long-term debt                      $1,275,549

          Less current portion                        (665,247)
                                                    ----------
          Total long-term debt,
            less current portion                      $610,302
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

     The Company received several payment extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Harman extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note was subsequently extended several additional times without fees or other significant changes to the original terms of the note and was due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31, 2001, was extended to September 30, 2001 with the remaining quarterly principal payments deferred until April 30, 2002. Interest only payments are payable monthly for both notes. The Asset Sale Agreement between CRL Systems and Harman contained a provision allowing Harman to rescind the transaction if, as of November 30, 2000, CRL Systems had not paid in full the $3.5 million short-term note. If Harman had exercised its option to rescind the agreement, it would have been required to return $9,250,000 of the purchase price to CRL Systems, with the difference due to Harman as liquidating damages. Harman's option to rescind the agreement has since expired.

     On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both the short-term and the long-term promissory notes were amended and restated. Under the Amended Credit Agreement, both promissory notes were converted to demand notes payable upon the demand of Harman. Interest is paid monthly at 12 percent per annum. Additionally, under the Amended Credit Agreement, the first principal payment on the Tranche A Note of $250,000, the due date of which had been extended to September 30, 2001, was increased to $1,250,000 and the maturity date was entended to April 30, 2002.

     Effective May 1, 2002, the Company entered into a Second Amendment to Credit Agreement with Harman under which the long-and short-term demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.

     On August 19, 2002, the Company executed a Letter of Agreement to extend the interest payments due July 15, 2002; August 1, 2002 and August 15, 2002, each in the amount of $42,410, for a total that amounts to $127,230 to be payable to Harman on or before November 15th, 2002.

     In consideration for arranging the purchase financing of Orban, the Company incurred fees of $97,500 to a stockholder, the total of which was included in the current portion of long-term debt at December 31, 2000. The note was due on August 14, 2001 after being extended from its prior due date of May 14, 2001 and accrued interest at 7.5 percent per annum. On August 10, 2001, the note was converted to equity at the market price of $1.05 per share.

     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal. On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of June 30, 2002, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus overdue interest of $599.

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

     On June 12, 2000, the Company entered into an unsecured promissory note for $68,387 from an employee, which bears interest at 12 percent per annum. The unpaid principal and interest that was due September 12, 2000 was extended to June 30, 2001 without payment of a fee. In order to further extend the note, the Company agreed to make 12 monthly installments of principal and interest over a one-year period commencing September 1, 2001. As part of the agreement, the note continues to bear interest at 12 percent per annum, but will be compounded monthly. As of June 30, 2002, $21,868 was outstanding on this debt.

     On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc., for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195. In conjunction with the Asset Sale Agreement between the Company and Avocet Instruments, Inc. and
Eric B. Lane (Sellers), the Company and the Sellers entered into a Credit Agreement to establish the terms and conditions of the purchase price. The loan is evidenced by an agreement whereby the Company paid the Sellers $25,000 interest-free, paid $5,000 on the Closing Date, and $5,000 in each of the following four months. Thereafter, the balance ($57,980) is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.

     In the fourth quarter of fiscal year 2001, the Company converted various payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. As of June 30, 2002 the balance of the notes payable and long-term debt have been reduced to $65,313, of which $65,313 is current.

5.   ACQUISITION OF DIALOG4 ASSETS

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


     In connection with the acquisition, Berthold Burkhardtsmaier, Dialog4's managing director, became the Company's Vice President of European Operations and a member of its board of directors.

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

RECENT DEVELOPMENTS

     On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product being held by Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments without interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory which it will use in the manufacture of Sountainer products. The first monthly payment of $34,555 was made August 14, 2002.

     Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman Acquisition Corp. (formerly known as Orban, Inc.) under which the $8,498,200 long- and short-term demand notes payable to Harman were amended and restated to remove the requirement for quarterly principal payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date, which it has the right to do. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.

OVERVIEW

     We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand. On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment. On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a producer of ISO/MPEG, audio, ISDN, satellite transmission, networking and storage products.

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


     We incurred losses of $2,046,640 and $2,258,121 during the years ended December 31, 2001 and 2000, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million debt owed to Harman, which we incurred in connection with our acquisition of the assets of Orban. Under the terms of the new agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report (set forth in our Form 10-KSB for the year ended December 31, 2001) by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                                2002         2001           2002         2001
                                                ----------   ----------     ----------   ----------
     Revenues:
        Net sales                               $2,767,849   $4,020,574     $5,730,375   $7,925,303
        Other income                                   866        5,614          5,779       15,236
                                                ----------   ----------     ----------   ----------
           Total revenues                       $2,768,715   $4,026,188     $5,736,154   $7,940,539
                                                ==========   ==========     ==========   ==========
     Gross profit on net sales                  $1,364,800   $2,547,580     $2,767,322   $4,688,818
     Gross profit margin                                49%          63%            48%          59%
     EBITDA (1)                                  ($105,901)    $860,519      ($120,251)  $1,459,165
     Net cash provided by (used in)
       operating activities                       $166,450     ($51,686)      $107,768     ($96,273)
     Net cash used in investing activities         (11,200)     (23,205)       (13,900)     (23,205)
     Net cash provided by (used in)
       financing activities                       (182,126)       3,103       (252,548)      58,027
     Net income (loss)                            (497,313)     212,031       (899,977)     169,859
     Net income (loss) as a percent of net sales       -18%           5%           -16%           2%
     Income (loss) per share - basic and diluted    ($0.13)       $0.09         ($0.25)       $0.07


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Companies and analysts do not calculate this measure in the same fashion and, as a result, the measure presented may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. This information is not intended to assist investors in an analysis of our liquidity because there are a number of uses of cash that are excluded from the EBITDA measurement, as reported in our statement of cash flows. Rather, investors may wish to use this information as one of a number of points of comparison between our reported net loss in 2002 and net income in 2001. None of the funds depicted by the EBITDA measure above were available for management's discretionary use.

            THREE AND SIX MONTHS ENDED JUNE 30, 2002
    COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

     Net Sales.   Net sales during the three and six months ended June 30, 2002 were $2.8 million and $5.7 million, respectively, compared to $4.0 million and $7.9 million during the comparable periods in 2001, reflecting a decrease of 30% and a 28%, respectively. The decrease in net sales was primarily attributable to a decreased in demand for our product. Our Orban division reported net sales for the three and six months ended June 30, 2002 of $2.6 million and $4.8 million, respectively, compared to $3.7 million and $7.3 million for the same periods in 2001. This decrease was primarily a result of a decreased demand from our single largest customer by 53% during the three months ended June 30, 2002 and 58% for the six months ended June 30, 2002 as compared to the same periods in 2001. Our CRL division reported net sales for the three and six months ended June 30, 2002 of $152,000 and $324,000, respectively, compared to $296,000 and $646,000 for the same periods in 2001, representing a decrease of 48% and 50%, respectively. This decrease was the result of decreased demand from one customer overseas. We are uncertain whether this decreased demand will continue for our CRL and Orban products, but generally, we expect continued stable demand at current levels across these product lines in 2002. Net sales for Orban Europe during the three and six months ended June 30, 2002 were $243,000 and $570,000 respectively.

     Gross Profit.   Gross profit for the three and six months ended June 30,
2002 was 49% and 48%, respectively, compared to 63% and 59% for the same periods in 2001. The decrease of 14% and 11%, respectively, in gross profit is primarily due to decreased production coupled with an increase in our fixed expenses as a result of our acquisition of the assets of Dialog4. Gross profit for our Orban Europe division (which is the former Dialog4 business) for the three and six months ended June 30, 2002 was 56% and 45%, respectively. Initially, the percentage as a division was lower primarily due to the discounting of sales price for the introduction of Orban Europe products into the market under the Orban name.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 2002 were $1,143,000 and $2,269,000, respectively, representing a decrease of 9% and 10%, respectively, compared to $1,254,000 and $2,507,00 reported the same periods during 2001. As a percentage of net sales, SG&A increased from 31% for the three months ended June 30, 2001 to 41% for the same period in 2002. SG&A as a percentage of net sales increased from 32% for the six months ended June 30, 2001 to 40% for the same period in 2002. The increase in SG&A expense is due in part to the variable component of SG&A (other domestic and international sales and marketing expenses) associated with the acquisition of the Dialog4 assets. The fixed component of SG&A has also increased due to the additional personnel in sales, marketing, administration and cost related to operating the Orban Europe office following the January 18, 2002 acquisition.

     Research and Development.    Research and development expense during the
three and six months ended June 30, 2002 was $346,000 and $661,000, respectively, compared to $460,000 and $784,000 during the comparable periods for 2001, respectively, reflecting a decrease of 25% and 16%. The decrease resulted from the reduction of fees paid to outside consultants. The reduced fees were due to the Company decreasing its use of the outside consultants.

     Other (Income) Expense.   Other expense, net for the three and six months
ended June 30, 2002 was $286,000 and $565,000, respectively, of which $255,000 and $510,000, respectively, represents interest paid to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of the purchase price that we paid for the Orban assets. Other expense, net for the three and six months ended June 30, 2001 was $267,000 and $535,000, respectively, of which $255,000 and $510,000, respectively, represented interest and fees paid to Harman. Interest expense during the three and six months ended June 30, 2002 was $287,000 and $571,000, respectively, compared to $273,000 and $550,000 for the same periods in 2001, respectively, reflecting an increase of 5% and 4%, respectively. The increase represents the interest expense associated with the Amendment to the Asset Sales and Purchase Agreement that we entered into on April 8, 2002.

     Operationally, the Company is reporting a loss before interest, taxes, depreciation and amortization (EBITDA) of $106,000 and $120,000, respectively, for the three and six months ended June 30, 2002 which represents approximately 4% and 2%, respectively, of the total net sales in 2002 as compared to the same periods 2001 in which the Company reported profit before interest, taxes, depreciation and amortization (EBITDA) of $861,000 and $1,459,000, respectively, representing 21% and 18% of net sales, respectively. The decrease in EBITDA is primarily due to the reduction in sales.

     Net Loss. Net loss for the three and six months ended June 30, 2002 was $497,000 and $900,000, respectively, compared to net income of $212,000 and $170,000 for the same periods in 2001. Excluding the impact of the non-cash items, we would have reported a net loss of $641,000 for the six months ended June 30, 2002 compared to a positive net income of $929,000 for the same period in 2001.

     Non-cash expense items for the six months ended June 30, 2002 were as follows:

          $0      Increase in inventory reserve
        (267)     Decrease in provision for uncollectible accounts
           0      Amortization of intangible
      50,000      Stock compensation
     209,120      Depreciation
    --------
    $258,853      Total (representing 29% of the net loss)
    ========

      Non-cash expense items for the six months ended June 30, 2001 were as follows:

    $211,028      Depreciation
     $20,160      Increase in provision for uncollectible accounts
     527,921      Amortization of intangible
    --------
    $759,109      Total (representing 447% of the net income)
    ========

     The decrease in amortization from 2001 to 2002 reflected in the charts above resulted from our adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We had negative net working capital of approximately $7.7 million at June 30, 2002, and the ratio of current assets to current liabilities was ..31 to 1. At June 30, 2001, we had negative net working capital of approximately $683,000 and a current ratio of .88 to 1. The decrease in working capital resulted from the conversion to demand notes of the $3.5 million short-term note and the $5 million long-term notes payable to Harman. The notes are payable on December 31, 2003 or upon the earlier demand of Harman, as specified in the Second Amendment to Credit Agreement that we entered into with Harman effective May 1, 2002.

     Our substantial obligation to Harman may have important consequences for us, including the following:

     * Our ability to continue as a going concern will depend in part on whether Harman demands payment on the $8.5 million debt, or any portion thereof;
     * A significant portion of any cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes;
     * The terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
     * Our ability to obtain additional financing in the future for working capital, capital expenditures and other purposes may be substantially impaired; and
     * Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

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

     Currently, we have missed the last three interest installments in an aggregate amount of $127,230. On August 19, 2002 Harman agreed to defer the payment of that amount until November 15, 2002. We are further obligated to pay Solectron GmbH $34,555 per month through July 20024.

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

     Accounts receivable were $868,000 at June 30, 2002 compared to $641,000 at December 31, 2001 representing a net increase of $227,000 or 35%. The increase is primarily due to an increase in sales for quarter ended June 30, 2002 compared to the quarter ended December 31, 2001.

     Total inventories were $2,366,000 at June 30, 2002 compared to total inventories of $2,828,000 at December 31, 2001. The value of inventory decreased $462,000 or 16% due primarily to the reduction of finished goods and work in process. In addition, we acquired $228,000 of inventory in connection with the Dialog4 acquisition.

     For the year ending December 31, 2002, our principal working capital requirements will be the payment of normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows.

     On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. The total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. On October 1, 2001, we entered into an Amendment to Credit Agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the Amended Credit Agreement. Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman under which both demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand. The Company has currently not paid its July 15th and August 1st interest installments and anticipates a further delay in its August 15th installment. The Company anticipates that it will be able to catch up within the 3rd quarter.

     Approximately $9,563,000 of our total indebtedness is due and payable by December 31, 2003, unless with respect to the $8,500,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his outstanding stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

     On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to June 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing
September 1, 2001.  We did not
pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of June 30, 2002, we had paid a total of $46,520 on the note and the remaining unpaid balance was $21,868.

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

THE EXISTENCE OF AN UNQUALIFIED OPINION CONTAINING A GOING CONCERN EMPHASIS PARAGRAPH ON OUR 2001 FINANCIAL STATEMENTS MAY MAKE IT MORE DIFFICULT FOR US TO OBTAIN CREDIT OR ADDITIONAL CAPITAL AND MAY JEOPARDIZE OUR RELATIONSHIP WITH EXISTING AND NEW CUSTOMERS.

     Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position created by the demand notes have resulted in our independent public accountants adding a going concern emphasis paragraph on our 2001 financial statements in their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings. We may also find it more difficult to maintain existing customer relationships and to initiate new customer relationships.

WE WILL NEED ADDITIONAL DEBT OR EQUITY TO SERVICE THE DEBT PAYABLE AS A RESULT OF OUR ACQUISITION OF ORBAN, AND WE MAY NOT BE ABLE TO OBTAIN THIS FINANCING ON ACCEPTABLE TERMS.

     Upon our acquisition of the assets of Orban, we issued a $3.5 million short-term note and a $5 million long-term note payable to Harman. Effective October 1, 2001, both of these notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman under which both demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to Decmeber 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand. Our ability to service our debt to Harman debt will depend on our ability to obtain either additional debt or equity financing, or a combination thereof. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on acceptable terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to negotiate further restructuring of the debt with Harman. If Harman is unwilling to further restructure the debt, we may default on the debt and our ability to continue as a going concern would be jeopardized.

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

     We expect to derive approximately 13% of our total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot determine whether our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

OUR FUTURE SUCCESS IS DEPENDENT ON OUR SUCCESSFUL INTEGRATION OF THE ORBAN OPERATIONS INTO OUR OWN.

     We are in the process of integrating the operations of Orban with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. Although the combination of our operations with those of Orban has produced substantial synergies, nevertheless this combination is ongoing and continues to present significant management challenges. We cannot determine whether that this integration, and the synergies expected to result from that integration, will be achieved to the extent initially anticipated. If management is unable to completely and successfully integrate our operations with those of Orban, we will not fully realize the benefits of integration noted above, and our business, results of operations and financial condition could be adversely affected.

WE SERVE A MARKET IN WHICH THERE ARE A LIMITED NUMBER OF CUSTOMERS AND OUR FINANCIAL WELL-BEING IS DIRECTLY TIED TO THE FINANCIAL HEALTH OF THESE CUSTOMERS.

     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. Moreover, a significant amount of our revenue is derived from audio processing replacement orders that come from these customers. Our financial stability and well-being is thus directly tied to the financial health of these customers. If these customers experience financial difficulty, regardless of the cause, they may delay, reduce or cancel orders for new audio processing or post-production equipment. If this occurs, our results of operations could decline and we could experience difficulty in servicing our debt obligations.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 820,318 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,706,880 shares of our common stock issued and outstanding as of June 30, 2002, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 43.1% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

     Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On August 12, 2002, the last sale price of our common stock on the OTC Bulletin Board was $0.70 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on June 18, 2002 in Tempe, Arizona. On the record date for the Annual Meeting, 3,706,880 shares of common stock were outstanding and eligible to vote. A quorum was present at the Annual Meeting. At the Annual Meeting, our shareholders approved the following matters:

    1. A proposal to elect six (6) directors of the Company to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

        Nominee                        Votes in Favor (1)   Votes Withheld (1)
        --------------------------     ------------------   ------------------

        Charles Jayson Brentlinger     3,303,685            120
        Berthold Burkhardtsmaier       3,303,685            120
        Gary D. Clarkson               3,303,561            244
        Robert A. Orban                3,303,685            120
        Carl E. Matthusen              3,303,561            244
        Phillip T. Zeni, Sr.           3,303,685            120

        (1) Using cumulative voting in accordance with Company bylaws and Arizona law.

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


    (b) During the three months ended June 30, 2002, the Registrant filed the following reports on Form 8-K:

         Form 8-K (Item 4 and Item 5) filed on May 13, 2002 reporting a change in the Registrant's certifying accountant and reporting the execution of the Second Amendment to Credit Agreement between the Registrant and Harman Acquisition Corp.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CIRCUIT RESEARCH LABS, INC.


Dated: August 19, 2002             By:  /s/ Robert W. McMartin
                                        -------------------------------------
                                        Robert W. McMartin
                                        Vice President, Treasurer and
                                        Chief Financial Officer

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