Form 10QSB/A
period 2002-06-30
CIRCUIT RESEARCH LABS INC
filed 2002-10-01
CIK 725897

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB/A includes a revised Item 6(a).  The revised
Item 6(a) adds Exhibits 10.7, 10.8, 10.9 and 10.10.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    EXHIBIT
    NUMBER  DESCRIPTION

    2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
    10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
    10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
    10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
    10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
    10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
    10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
    10.7 *  Form of Orban/CRL Domestic Dealer Agreement used prior to
            May 8, 2002
    10.8 *  Form of Orban/CRL International Dealer Agreement used prior to
            May 8, 2002
    10.9 *  Form of Orban/CRL Domestic Dealer Agreement used from and after
            May 8, 2002
    10.10 * Form of Orban/CRL International Dealer Agreement used from and after May 8, 2002

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


                                   CIRCUIT RESEARCH LABS, INC.


Dated: October 1, 2002             By:  /s/ C. Jayson Brentlinger
                                        -------------------------------------
                                        C. Jayson Brentlinger
                                        Chief Executive Officer, President and
                                        Chairman of the Board


                                 CERTIFICATIONS


I, C. Jayson Brentlinger, certify that:
1. I have reviewed this quarterly report on Form 10-QSB/A of Circuit Research Labs, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: October 1, 2002

                                        /s/ C. Jayson Brentlinger
                                        -------------------------------------
                                        Chief Executive Officer, President and
                                        Chairman of the Board


I, Robert W. McMartin, certify that:
1. I have reviewed this quarterly report on Form 10-QSB/A of Circuit Research Labs, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: October 1, 2002
                                        /s/ Robert W. McMartin
                                        -------------------------------------
                                        Chief Financial Officer, Vice President
                                        and Treasurer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER  DESCRIPTION

    2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
    10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
    10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
    10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
    10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
    10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
    10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
    10.7 *  Form of Orban/CRL Domestic Dealer Agreement used prior to
            May 8, 2002
    10.8 *  Form of Orban/CRL International Dealer Agreement used prior to
            May 8, 2002
    10.9 *  Form of Orban/CRL Domestic Dealer Agreement used from and after
            May 8, 2002
    10.10 * Form of Orban/CRL International Dealer Agreement used from and after May 8, 2002

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