Form 10QSB
period 2002-09-30
CIRCUIT RESEARCH LABS INC
filed 2002-11-19
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2002

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

  The number of shares outstanding of each class of our common equity as of November 1, 2002 is as follows:

Class of Common Equity                      Number of Shares
----------------------                      ----------------
Common Stock, par value $.10                3,706,880

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                    For the Quarter Ended September 30, 2002

                                Table of Contents


                                                                            Page

PART I  -  FINANCIAL INFORMATION  ............................................3

     ITEM  1.  FINANCIAL STATEMENTS ..........................................3

           Condensed Consolidated Balance Sheets -
           September 30, 2002 (unaudited) and December 31, 2001 ..............3

           Condensed Consolidated Statements of Operations -
           Three and Nine Months ended September 30, 2002 and 2001
           (unaudited) .......................................................5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months ended September 30, 2002 and 2001
           (unaudited) .......................................................6

           Notes to Condensed Consolidated Financial Statements  .............8


     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION  ...................................................16

     ITEM  3.  CONTROLS AND PROCEDURES  .....................................30


PART II -  OTHER INFORMATION  ...............................................31

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K  ............................31


SIGNATURE ...................................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 September 30,     December 31,
                                                      2002            2001
                                                 -------------     -----------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                              $142,628        $280,895
    Accounts receivable, net                           844,941         641,156
    Inventories                                      2,975,165       2,828,198
    Other current assets                               172,383          93,861
                                                    ----------      ----------
    Total current assets                             4,135,117       3,844,110
                                                    ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET                   1,178,752       1,413,607
                                                    ----------      ----------

OTHER ASSETS:
      Goodwill, net                                  7,476,008       5,734,180
      Deferred acquisition costs                             0          34,563
      Other                                             48,328          41,399
                                                    ----------      ----------
                                                     7,524,336       5,810,142
                                                    ----------      ----------
TOTAL                                              $12,838,205     $11,067,859
                                                    ==========      ==========

(continued)
                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 September 30,    December 31,
                                                      2002            2001
                                                 -------------    ------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $1,388,241      $1,011,955
    Notes payable                                    8,509,635       8,583,588
    Current portion of long-term debt                1,144,415         227,196
    Accrued salaries and benefits                      364,120         262,430
    Customer deposits                                   94,344          50,271
    Accrued professional fees                           28,620          48,672
    Other accrued expenses and liabilities             503,486         281,011
                                                    ----------      ----------
        Total current liabilities                   12,032,861      10,465,123

    Long-Term Debt                                     824,416         485,410
                                                    ----------      ----------

        Total Liabilities                           12,857,277      10,950,533
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $100 par value -
      authorized 500,000 shares, none issued
    Common stock, $.10 par value -
      (authorized 20,000,000 shares, 3,706,880
      issued as of September 30, 2002 and
      2,388,880 as of December 31, 2001)               370,688         238,888
    Additional paid-in capital                       5,382,429       4,196,229
    Accumulated deficit                             (5,772,189)     (4,317,791)
                                                    ----------      ----------
        Total stockholders' equity (deficit)           (19,072)        117,326
                                                    ----------      ----------
TOTAL                                              $12,838,205     $11,067,859
                                                    ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                             CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (unaudited)


                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                                 2002         2001           2002         2001
                                              ----------   ----------     ----------   ----------
NET SALES                                     $2,537,576   $3,060,315     $8,267,951  $10,990,454
COST OF GOODS SOLD                             1,287,500    1,437,781      4,250,553    4,674,265
                                              ----------   ----------     ----------   ----------
      Gross profit                             1,250,076    1,622,534      4,017,398    6,316,189
                                              ----------   ----------     ----------   ----------
OPERATING EXPENSES:
      Selling, general and administrative      1,049,737    1,155,970      3,318,680    3,663,168
      Research and development                   416,384      293,026      1,077,728    1,076,606
      Depreciation                                86,453       82,368        258,638      247,558
      Amortization                                     -      263,960              -      791,881
                                              ----------   ----------     ----------   ----------
      Total operating expenses                 1,552,574    1,795,324      4,655,046    5,779,213
                                              ----------   ----------     ----------   ----------
INCOME (LOSS) FROM OPERATIONS                   (302,498)    (172,790)      (637,648)     536,976
                                              ----------   ----------     ----------   ----------
OTHER INCOME (EXPENSE)
      Sundry income                               35,954        8,828         41,733       19,278
      Interest expense                          (287,877)    (269,459)      (858,483)    (819,816)
                                              ----------   ----------     ----------   ----------
      Total other expense                       (251,923)    (260,631)      (816,750)    (800,538)

LOSS BEFORE INCOME TAX                         ($554,421)   ($433,421)   ($1,454,398)   ($263,562)

PROVISION FOR INCOME TAXES                             0            0              0            0
                                              ----------   ----------     ----------   ----------
NET LOSS                                       ($554,421)   ($433,421)   ($1,454,398)   ($263,562)
                                              ==========   ==========     ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE -              ($0.15)      ($0.19)        ($0.40)      ($0.11)
  BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                            3,706,880    2,337,404      3,629,635    2,302,202

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       2002            2001
OPERATING ACTIVITIES:                               ----------      ----------
   Net Loss                                        ($1,454,398)      ($263,562)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                     322,599       1,104,276
     Provision for uncollectable accounts                 (267)         50,000
     Stock compensation                                 50,000

Changes in assets and liabilities:
   Accounts receivable                                (203,518)       (332,348)
   Inventories                                         910,331        (522,587)
   Prepaid expenses and other assets                   (85,451)         53,102
   Accounts payable and accrued expenses               735,511         (99,834)
     Net cash provided by (used in)                 ----------      ----------
      operating activities                             274,807         (10,953)
                                                    ----------      ----------
INVESTING ACTIVITIES:
    Purchase of assets of Avocet Instruments, Inc.                      (8,350)
    Capital expenditures                               (22,979)        (15,866)
                                                    ----------      ----------
     Net cash used in investing activities             (22,979)        (24,216)
                                                    ----------      ----------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                                   36,741
   Principal payments on notes payable                 (84,991)
   Principal payments on long-term debt               (323,104)        (35,846)
   Proceeds from sale of common stock                   18,000          33,127
                                                    ----------      ----------
    Net cash provided by (used in)
     financing activities                             (390,095)         34,022
                                                    ----------      ----------
NET DECREASE IN CASH                                  (138,267)         (1,147)

CASH AT BEGINNING OF PERIOD                            280,895         272,203
                                                    ----------      ----------
CASH AT END OF PERIOD                                 $142,628        $271,056
                                                    ==========      ==========

See accompanying notes to consolidated condensed financial statements.

(continued)
                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         2002            2001
                                                    ----------      ----------
Supplemental Disclosures of Cash Flow Information

    Cash paid for Interest                            $675,995        $790,483
                                                    ==========        ========
Supplemental schedule of non-cash investing and financing activities:

    Acquisitions:

    Fair value of assets acquired
      including goodwill                            $2,034,563        $ 86,330
    Debt issued to seller                             (750,000)        (77,980)
    Common Stock issued to seller                   (1,250,000)
                                                    ----------         -------
    Cash paid                                          (34,563)         (8,350)
                                                    ==========        ========
    Conversion of loan from stockholder to equity           $0         $97,500
                                                    ==========        ========
    Common stock issued for
      consulting services rendered                     $50,000              $0
                                                    ==========        ========
    Conversion of accounts payable
      to note payable                                  $11,038              $0
                                                    ==========        ========
    Solectron inventory purchase
      financed with long term Debt                    $829,328              $0
                                                    ==========        ========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 2002 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 have been prepared without audit.

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

2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating earnings per share for the three and nine months ended September 30, 2002 the effects of 1,565,005 shares relating to options to purchase common stock and 1,279,775 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. For the three and nine months ended September 30, 2001 the options and warrants to purchase 1,000,000 and 1,708,158 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                               Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                                2002         2001          2002         2001
                              ----------   ---------     ----------   ---------
Numerator
  Net loss                     (554,421)    (433,421)   (1,454,398)    (263,562)
                               =========    =========   ===========    =========

Denominator
  Weighted average shares     3,706,880    2,337,404     3,629,635    2,302,202
                              =========    =========     =========    =========

Basic and diluted loss
  per share                      ($0.15)      ($0.19)       ($0.40)      ($0.11)
                                 =======      =======       =======      =======


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

     The company has adopted FASB 142, and accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary. If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any loss resulting from the transitional impairment test will be reflected as a change in accounting principle.

     The Company has determined the estimated fair value of the Orban reporting unit with a view to determining whether the goodwill has been impaired under these new rules. Management has concluded that the estimated fair value of the Orban reporting unit is in excess of its carrying value as of January 1, 2002. The fair value has been estimated based on the customer base, cash flows and existing product line of the Orban reporting unit. As a result of this review the Company has established that no impairment loss is required to be recorded upon the adoption of SFAS 142.

     At the time that an acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which estimate is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired assets over (ii) the fair value of the assets acquired, fewer liabilities assumed, is recorded as goodwill. As of September 30, 2002, the Company has no identifiable intangible assets with definite lives.

     At December 31, 2001 and September 30, 2002, the Company reported $5,734,180 and $7,476,008, respectively, of net goodwill on its consolidated balance sheets. At both dates, both amounts included $5,719,142 for the acquisition of the assets of Orban, Inc. and $15,038 for the acquisition of the assets of Avocet Instruments, Inc. In addition, the September 30, 2002 balance includes $1,741,828 for the acquisition of the assets of Dialog4 System Engineering GmbH. The following table presents the impact of goodwill amortization on net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2001:

  Three Months Ended September 30, 2001       Net Loss   Basic EPS   Diluted EPS
  -------------------------------------      ---------   ---------   -----------
  Reported Net Loss                          ($433,422)     ($0.12)     ($0.12)
  Add back: Goodwill amortization              263,960       $0.07       $0.07
  Adjusted                                    (169,461)     ($0.05)     ($0.05)


  Nine Months Ended September 30, 2001        Net Loss   Basic EPS   Diluted EPS
  -------------------------------------      ---------   ---------   -----------
  Reported Net Loss                          ($263,562)     ($0.07)     ($0.07)
  Add back: Goodwill amortization              791,881        0.22        0.22
  Adjusted                                     528,319       $0.15       $0.15


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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and has determined that there will be no impact to this standard on its consolidated results of operations and financial position.

     In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. Under SFAS No. 145, classification of the debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

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


3.   INVENTORIES
Inventories consist of the following at September 30, 2002  and December 31,
2001:
                                                September 30,   December 31,
                                                   2002            2001
                                                 ---------       ---------
                                                (Unaudited)

            Raw materials and supplies          $2,781,950      $2,176,797
            Work in process                      1,017,939       1,286,942
            Finished goods                         548,652         737,834
                                                 ---------       ---------
            Total                                4,348,541       4,201,573
            Less obsolescence reserve            1,373,376       1,373,376
                                                 ---------       ---------
            Inventories, net                    $2,975,165      $2,828,198
                                                 =========       =========


4.   LONG-TERM DEBT
Long term-debt at September 30, 2002 consisted of the following:

            Note to shareholder                   $178,905
            Avocet Instruments, Inc.                47,223
            Mortgage notes                         337,391
            Vendor note                             32,109
            Employee note                           16,020
            Solectron                              760,217
            Dialog4 GmbH                           597,055
                                                 ---------
            Total long-term debt                $1,968,831

            Less current portion                (1,144,415)
                                                 ---------
            Total long-term debt, less
              current portion                     $824,416
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

     On October 1, 2001, the Company and Harman entered into an Amendment to the Credit Agreement (the "Amended Credit Agreement") under which both the short-term and the long-term promissory notes were amended and restated. Under the Amended Credit Agreement, both promissory notes were converted to demand notes payable upon the demand of Harman. Interest is paid monthly at 12 percent per annum. Additionally, under the Amended Credit Agreement, the first principal payment on the Tranche A Note of $250,000, the due date of which had been extended to September 30, 2001, was increased to $1,250,000 and the maturity date was extended to April 30, 2002.

     On May 1, 2002, the Company entered into a Second Amendment to Credit Agreement with Harman under which the long- and short- term demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand.

     On August 19, 2002 the Company executed a Letter of Agreement to extend the interest payments due July 15, 2002, August 1, 2002 and August 15, 2002 each in the amount of $42,410, for a total of $127,230 to be payable to Harman on or before November 15th, 2002.

     In November, 2002 the Company and Harman verbally agreed to further extend the interest payments due July 15, 2002, August 1, 2002 and August 15, 2002 each in the amount of $42,410 and added the interest payments due September 15, 2002 along with the semi monthly payments due in October, November, each in the amount of $42,410 for a total that amounts to $339,280 to be payable to Harman on or before December 6, 2002. The verbal agreement will be formally documented at a later date.

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

     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in
2001 sufficient for interest and some principal.   On November 12, 2001, the
Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of September 30, 2002, the Company has made partial payments on the accrued interest, and the outstanding principal, balance of this debt was $178,905, plus over due interest of $2,665.

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

     On June 12, 2000, the Company entered into an unsecured promissory note for $68,387 from an employee, which bears interest at 12 percent per annum. The unpaid principal and interest that was due September 12, 2000 was extended to June 30, 2001 without payment of a fee. In order to further extend the note, the Company agreed to make 12 monthly installments of principal and interest
over a one-year period commencing September 1, 2001.    As part of the
agreement, the note continues to bear interest at 12 percent per annum, but will be compounded monthly. As of September 30, 2002 $16,060 was outstanding on this debt.

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195. In conjunction with the Asset Sale Agreement between the Company and Avocet Instruments, Inc. and Eric B. Lane (Sellers), the Company and the Sellers entered into a Credit Agreement to establish the terms and conditions of the purchase price. The loan is evidenced by an agreement whereby the Company paid the Sellers $25,000 interest-free, paid $5,000 on the Closing Date, and $5,000 in each of the following four months. Thereafter, the balance ($57,980) is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum for 54 months.

     In the fourth quarter of fiscal year 2001, the Company converted various payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. As of September 30, 2002 the balance of the notes payable and long-term debt have been reduced to $27,635, all of which is current.


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

     On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.
Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory of which the Company expects to release the future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory which it will use in the manufacture of Sountainer products. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with the Settlement Agreement between Solectron and the Company whereby the Company will defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments will be allocated over the period of one year beginning in January 2003 increasing the installments to $43,194 per month over the same period of time. Beginning in January 2004 the installments will revert to $34,555 per month until the balance is paid in full July 2004. Mr. Brentlinger will also be required to sign a personal guarantee under the revised Settlement Agreement. The Company has further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.

The following table shows the fair values of assets and liabilities recorded for the acquisition of the assets of Dialog4 System Engineering GmbH:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward- looking statements, as do discussions elsewhere in this report. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "strive" or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 2, "Management's Discussion and Analysis or Plan of Operation - Risk Factors." We qualify any forward-looking statements entirely by these cautionary factors.

RECENT DEVELOPMENTS

     We still owe Dialog4 approximately $597,000 payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets effective January 1, 2002. The Company has requested a reduction in the amount payable to Dialog4 each month (without reducing the total amount due) during the time the Company is required to pay Dialog4's debt to Solectron GmbH, one of Dialog4's creditors. described above.Dialog4 has requested the monthly payments to be made directly to creditors of Dialog4, and we are currently negotiating with those creditors for an acceptable payment schedule. There is no assurance that we can achieve a
satisfactory settlement with those creditors.   Dialog4 has demanded payment of
the August, September and October payments (totaling $119,555.33 including interest) in full by November 13, 2002 unless we can successfully negotiate a payment schedule to Dialog4's creditors. If we are unable to do so, it will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement with Dialog4.

     We entered into a contract to sell our building at 2522 W. Geneva Tempe, Arizona, 85258. The sales price will be for $668,378 and is expected to close in 2002.

OVERVIEW

    We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets. In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand. On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment. On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a producer of ISO/MPEG, audio, ISDN, satellite transmission, networking and storage.

     We are still in the process of integrating the operations of our most recently acquired operations, including integration of our financial accounting and management information systems. Once this integration is complete, we expect to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our recent acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We now face the challenge of integrating our financial accounting and management information systems with those of Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, difficult legal system and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

     We incurred losses of $2,046,640 and $2,258,121 during the years ended December 31, 2001 and 2000, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million debt owed to Harman, which we incurred in connection with our acquisition of the assets of Orban. Under the terms of the new agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report (set forth in our Form 10-KSB for the year ended December 31, 2001) by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain summary operating results:

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                 2002         2001           2002         2001
                                              ----------   ----------     ----------   ----------
     Revenues:
        Net sales                             $2,537,576   $3,060,315     $8,267,951  $10,990,454
        Other income                              35,954        8,828         41,733       19,278
                                              ----------   ----------     ----------   ----------
           Total revenues                     $2,573,530   $3,069,143     $8,309,684  $11,009,732
                                              ==========   ==========     ==========  ===========
     Gross profit on net sales                $1,250,076   $1,622,534     $4,017,398   $6,316,189

     Gross profit margin                              49%          53%            49%          57%
     EBITDA (1)                                ($159,862)    $193,570      ($318,700)  $1,637,096
     Net cash provided by (used) in
      operating activities                      $167,039      $85,320       $274,807     ($10,953)
     Net cash used in investing activities        (9,079)      (1,011)       (22,979)     (24,216)
     Net cash (used in) provided by
      financing activities                      (137,547)     (24,005)      (390,095)      34,022
     Net (loss) income                          (554,421)    (433,422)    (1,454,398)    (263,562)
     Net (loss) income as a
      percent of net sales                           -22%         -14%           -18%          -2%
     Loss per share - basic and diluted           ($0.15)      ($0.19)        ($0.40)      ($0.11)

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

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
         COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


     Net Sales. Net sales during the three and nine months ended September 30, 2002 were $2.5 million and $8.3 million, respectively, compared to $3.1 million and $11.0 million during the comparable periods in 2001, reflecting a decrease of 19% and a 25%, respectively. The decrease in net sales was primarily attributable to a decrease in demand for our product. Our Orban division reported net sales for the three and nine months ended September 30, 2002 of $2.2 million and $7.0 million, respectively, compared to $2.9 million and $10.1 million for the same periods in 2001. This decrease was primarily a result of a decreased demand from our single largest customer by 72% during the three months ended September 30, 2002 and 63% for the nine months ended September 30, 2002 as compared to the same periods in 2001. Our CRL division reported net sales for the three and nine months ended September 30, 2002 of $175,000 and $500,000, respectively, compared to $149,000 and $795,000 for the same periods in 2001, representing an increase of 17% and a decrease of 37%, respectively. This increase for quarter ending September 30, 2002 is due to an unexpected order from one of it's international customers. The decrease for the nine months ended September 30, 2002 as compared to the same period in 2001 was the result of decreased demand from one customer overseas. We are uncertain whether this decreased demand will continue for our CRL and Orban products, but generally, we expect continued stable demand at current levels across these product lines in 2002. Net sales for Orban Europe during the three and nine months September 30, 2002 ended were $251,000 and $851,000 respectively.

     Gross Profit.   Gross profit for the three and nine months ended September
30, 2002 was 49% and 49%, respectively, compared to 53% and 57% for the same periods in 2001. The decrease of 4% and 8%, respectively, in gross profit is primarily due to decreased production caused by a decreased demand for our products coupled with an increase in our fixed expenses as a result of our purchase of the assets of Dialog4. Contributing factors also include and a percentage increase in our variable expenses as a result of smaller quantity material purchases creating a premium in the price along with higher freight charges to expedite parts shipments. Gross profit for our Orban Europe division (Dialog4 ) for the three and nine months ended September 30, 2002 was 62% and 51%, respectively. Gross profit declined as a result of discounts in sales prices that we gave in an effort to successfully introduce Dialog4 products into the market under the Orban name.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2002 were $1,050,000 and $3,319,000, respectively, representing a decrease of 9% and 9%, respectively, compared to $1,156,000 and $3,663,000 reported during the same periods in 2001. As a percentage of net sales, SG&A increased from 38% for the three months ended September 30, 2001 to 41% for the same period in 2002. SG&A as a percentage of net sales increased from 33% for the nine months ended September 30, 2001 to 40% for the same period in 2002. The increase in SG&A expense is due in part to the variable component of SG&A (other domestic and international sales and marketing expenses) associated with the acquisition of the Dialog4 assets. The fixed component of SG&A has also increased due to the additional personnel in sales, marketing, administration and cost related to operating the Orban Europe office following the January 18, 2002 acquisition.

     Research and Development. Research and development expense during the three and nine months ended September 30, 2002 was $416,000 and $1,078,000, respectively, compared to $293,000 and $1,077,000 during the comparable periods for 2001, respectively, reflecting an increase of 42% and 0%. The 42% increase in the three months ended September 30, 2002 as compared to the same period in

2001 is due to the increase in development projects targeting replacement products, existing products and new products. Management believes that future success is tied to new product development.

     Other (Income) Expense.   Other expense, net for the three and nine months
ended September 30, 2002 was $252,000 and $817,000, respectively, of which $42,000 and $551,000 respectively, represents interest paid to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of the purchase price that we paid for the Orban assets. Other expense, net for the three and nine months ended September 30, 2001 was $263,000 and $801,000, respectively, of which $255,000 and $765,000, respectively, represented interest and fees paid to Harman. Interest expense during the three and nine months ended September 30, 2002 was $288,000 and $858,000, respectively, compared to $269,000 and $820,000 for the same periods in 2001, respectively, reflecting an increase of 7% and 5%, respectively. The increase represents the interest expense associated with the Amendment to the Asset Sales and Purchase Agreement that we entered into on April 8, 2002 and the interest expense associated with the Material Liability Agreement between Dialog4 and Solectron GmbH that was assumed by the Company as part of the Settlement Agreement that we executed with Solectron.

     Operationally, we are reporting a loss before interest, taxes, depreciation and amortization (EBITDA) of $180,000 and $379,000, respectively, for the three and nine months ended September 30, 2002 which represents approximately 7% and 4%, respectively, of the total net sales in 2002 as compared to the same periods 2001 in which we reported profit before interest, taxes, depreciation and amortization (EBITDA) of $174,000 and $1,576,000, respectively, representing 6% and 14% of net sales, respectively. The decrease in EBITDA is primarily due to the reduction in sales.

     Net Loss. Net loss for the three and nine months ended September 30, 2002 was $554,000 and $1,454,000, respectively, compared to net loss of $433,000 and $264,000 for the same periods in 2001. Excluding the impact of the non-cash items, we would have reported a net loss $792,000 for the nine months ended September 30, 2002 compared to a positive net income of $929,000 for the same period in 2001.

     Non-cash expense items for the nine months ended September 30, 2002 were as follows:
                 $0   Increase in inventory reserve
               (267)  Decrease in provision for uncollectible accounts
                  0   Amortization of intangibles
             50,000   Stock compensation
            258,638   Depreciation
            -------
           $308,371   Total (representing 22% of the net loss)
            =======


      Non-cash expense items for the nine months ended September 30, 2001 were as follows:

           $247,558   Depreciation
             50,000   Increase in provision for uncollectible accounts
            791,881   Amortization of intangibles
            -------
         $1,089,439   Total (representing 513% of the net income)
          =========

     The decrease in amortization from 2001 to 2002 reflected in the charts above resulted from our adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We had negative net working capital of approximately $7.9 million at September 30, 2002, and the ratio of current assets to current liabilities was ..34 to 1. At September 30, 2001, we had negative net working capital of approximately $7.1 million and a current ratio of .37 to 1. The decrease in working capital is a result of our increased debt associated with our acquisition of the Dialog4 assets.

     The negative working capital primarily resulted from the conversion to demand notes of the $3.5 million short-term note and the $5 million long-term notes payable to Harman. The notes are payable on December 31, 2003 or upon the earlier demand of Harman, as specified in the Second Amendment to Credit Agreement that we entered into with Harman effective May 1, 2002.

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

     Currently, we are in arrears by eight interest installments in an aggregate amount of $339,280. In November 2002, Harman verbally agreed (with the intention to formally document it at a later date), to defer the outstanding interest payments to be due and payable December 6, 2002.

     We are further obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with the Settlement Agreement underwhich Solectron has allowed us to defer the October 15, 2002; November 15, 2000 and the December 15, 2002 payments. The three deferred payments will be made over the period of one year beginning in January 2003 increasing the installments to $43,194 per month over the same period of time. Beginning in January 2004 the installments will revert to $34,555 per month until the balance is paid in full July 2004.

     Any working capital generated from 2002 operations will be used to service our contractual obligations and commercial commitments, excluding our obligations to Harman. Any excess working capital generated from 2002 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2002 as we evaluate any expenditure related to expansion.

     Accounts receivable were $845,000 at September 30, 2002 compared to $641,000 at December 31, 2001 representing a net increase of $204,000 or 32%. The increase is primarily due to an increase in sales for quarter ended September 30, 2002 compared to the quarter ended December 31, 2001.

     Total inventories were $2,975,000 at September 30, 2002 compared to total inventories of $2,828,000 at December 31, 2001. The value of inventory increased by $147,000 or 5% due primarily to the $829,000 of inventory associated with the Solectron Settlement Agreement. The purchased parts from Solectron represent 28% of the total inventory value. In addition, we acquired $228,000 of inventory in connection with the Dialog4 acquisition.

     For the year ending December 31, 2002, our principal working capital requirements will be the payment of normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows.

     On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. The total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. On October 1, 2001, we entered into an Amendment to Credit Agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the Amended Credit Agreement. Effective May 1, 2002, we entered into a Second Amendment to Credit Agreement with Harman under which both demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity dates for the notes to December 31, 2003, unless Harman demands payment at an earlier date. Interest only payments remain payable monthly at 12 percent per annum for both notes and are also due on demand. On August 19, 2002 the Company executed a Letter of Agreement to extend the interest payments due July 15, 2002:

August 1, 2002 and August 15, 2002 each in the amount of $42,410, for a total that amounts to $127,230 to be payable to Harman on or before November 15, 2002

     Approximately $9,563,000 of our total indebtedness is due and payable by December 31, 2003, unless with respect to the $8,500,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his outstanding stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

     On September 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one- year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of September 30, 2002, we had paid a total of $52,367 on the note and the remaining unpaid balance was $16,020.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this report in evaluating our business and us. You should also keep these risk factors in mind when you read and consider the forward-looking statements in this report and other reports we file with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem less material, also may become important factors that affect us.


AS A RESULT OF OUR LARGE OUTSTANDING DEBT OBLIGATIONS, WE HAVE SIGNIFICANT ONGOING DEBT SERVICE REQUIREMENTS WHICH MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

     On May 31, 2000, we acquired the assets of Orban, a wholly- owned subsidiary of Harman International Industries, Inc. Including the $250,000 previously paid to Harman as non- refundable deposits in 1999, the total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. As of September 30, 2001, our total indebtedness was approximately $8.5 million. Effective October 1, 2001, this indebtedness was converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Our substantial leverage may have important consequences for us, including the following:

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

     Upon our acquisition of the assets of Orban, we issued a $3.5 million short-term note and a $5 million long-term note payable to Harman. Effective October 1, 2001, both of these notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Effective May 1, 2002, we entered into a Second Amendment to the Credit Agreement with Harman under which both demand notes were amended and restated to remove the requirement for quarterly payments on the long-term note and to extend the maturity date for the notes to December31, 2003, unless Harman demands payment at on earlier date. Interest only payments remain payable semi-monthly at 12 percent per annum for both notes and are also due on demand.

     Our ability to service our debt to Harman will depend on our ability to obtain either additional debt or equity financing, or a combination thereof. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on acceptable terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to negotiate further restructuring of the debt with Harman. If Harman is unwilling to further restructure the debt, we may default on the debt and our ability to continue as a going concern would be jeopardized.


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

FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH. Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany. Transactions and expenses of our Orban Europe operations will be conducted in Euros which will expose us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results. For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe. Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year- end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro. As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

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


OUR FUTURE SUCCESS IS DEPENDENT ON OUR SUCCESSFUL INTEGRATION OF OUR RECENTLY ACQUIRED OPERATIONS INTO OUR OWN.

     We are in the process of integrating the recently acquired operations of Orban, Inc. on May 31, 2000, Avocet Instruments, Inc. on May 31, 2001 and Dialog4 Systems Engineering GmbH, on January 18, 2002 with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. Although the combination of our operations with those of our recently acquired assets has produced substantial synergies, nevertheless this combination is ongoing and continues to present significant management challenges. We cannot determine whether this integration, and the synergies expected to result from that integration, will be achieved to the extent initially anticipated. If management is unable to completely and successfully integrate our operations with those of recently acquired operations, we will not fully realize the benefits of integration noted above, and our business, results of operations and financial condition could be adversely affected.


WE SERVE A MARKET IN WHICH THERE ARE A LIMITED NUMBER OF CUSTOMERS AND OUR FINANCIAL WELL-BEING IS DIRECTLY TIED TO THE FINANCIAL HEALTH OF THESE CUSTOMERS.

     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. Moreover, a significant amount of our revenue is derived from audio processing replacement orders that come from these customers. Our financial stability and well- being is thus directly tied to the financial health of these customers. If these customers experience financial difficulty, regardless of the cause, they may delay, reduce or cancel orders for new audio processing or post-production equipment. If this occurs, our results of operations could decline and we could experience difficulty in servicing our debt obligations.

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

     We rely on certain vendors to provide component parts for use in the manufacturing of our audio processing and post- production equipment. As technology improves, some of these parts have become obsolete and vendors have discontinued their production of such parts. When this occurs, we must either obtain these necessary parts from alternative sources, or design around these parts so that we are able to continue producing our audio processing and post-production equipment. If any of the component parts that we require become unavailable and we are not able to design around these parts, we may not be able to offer some of our products and our sales revenues may decline.


OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 821,182 shares of our common stock and holds options to purchase approximately 1,346,503 additional shares. Based on a total of 3,706,880 shares of our common stock issued and outstanding as of September 30, 2002, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 68% of our issued and outstanding shares. Pursuant to the Stock Purchase Agreement between Mr. Brentlinger and the Company dated June 23, 1999 it was amended to give Mr. Brentlinger an anti-dilution provision in the event the Company acquires the stock of or substantially all of the assets of another corporation or entity in a transaction in which the purchase price of stock or assets is authorized but previously unissued common stock of the Company. The number of shares of common stock subject to the option shall be increased by the percentage by the total number of share of common stock outstanding shall be increase as a result of the acquisition, but the price per share shall be the same as the price per share to exercise the option prior to the acquisition approved by the board of directors May 31, 2001, This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management, which may be favored by some or all of our minority shareholders.


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

     The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer's presumed control over the market. Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer's account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker- dealers to sell our common stock or discourage them from doing so. As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.


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

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number  Description

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) mendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
10.7 * Settlement Agreement, dated as of August 9, 2002, among CRL Systems, Inc., Charles Jayson Brentlinger and Solectron GmbH.

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


     (b) During the three months ended September 30, 2002, the Registrant filed the following reports on Form 8-K:

          Form 8-K (Item 9) filed on August 19, 2002 the filing of our quarterly report on Form 10QSB for the quarter ended June 30, 2002 and the submission of the required certifications in connection with such report.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CIRCUIT RESEARCH LABS, INC.


Dated: November 19, 2002              By: /s/ C. Jayson Brentlinger
                                      --------------------------------
                                      C. Jayson Brentlinger
                                      Chief Executive Officer, President and
                                      Chairman of the Board


                                 CERTIFICATIONS

I, C. Jayson Brentlinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Circuit Research Labs, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                 /s/ C. Jayson Brentlinger
                                        ----------------------------
                                        Chief Executive Officer,
                                        President and
                                        Chairman of the Board


I, Robert W. McMartin, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Circuit Research Labs, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                 /s/ Robert W. McMartin
                                        ------------------------
                                        Chief Financial Officer,
                                        Vice President and Treasurer

                                  Exhibit Index

Exhibit
Number  Description

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) mendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
10.7 * Settlement Agreement, dated as of August 9, 2002, among CRL Systems, Inc., Charles Jayson Brentlinger and Solectron GmbH.

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