Form 10KSB
period 2002-12-31
CIRCUIT RESEARCH LABS INC
filed 2003-04-15
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                   -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                         Commission File Number 0-11353

                           CIRCUIT RESEARCH LABS, INC.
              (Exact name of small business issuer in its charter)

        Arizona                                            86-0344671
    ----------------                                   -------------------
    (State or other                                    (I.R.S. Employer
    jurisdiction of                                    Identification No.)
    incorporation or
    organization)

                              1330 West Auto Drive
                              Tempe, Arizona  85284
--------------------------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code  (602) 438-0888
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's net revenues for the year ended December 31, 2002 were $10,772,593.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Common Stock as reported by the OTC Bulletin Board on March 31, 2003, was approximately $627,407. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         3,806,846 shares of Common Stock outstanding on March 31, 2003


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
     ITEM 2.  DESCRIPTION OF PROPERTY .................................... 12
     ITEM 3.  LEGAL PROCEEDINGS .......................................... 12
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........ 12

PART II .................................................................. 13
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ... 13
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .. 14
     ITEM 7.  FINANCIAL STATEMENTS ....................................... 34
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................... 60

PART III ................................................................. 61
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT ........................................... 61
     ITEM 10. EXECUTIVE COMPENSATION ..................................... 64
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ............................................. 66
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 68

PART IV .................................................................. 71
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................... 71
     ITEM 14. CONTROLS AND PROCEDURES .................................... 74

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
Our main product lines control the audio quality and range of radio, television, cable and Internet audio reception and allow radio and television stations to broadcast in mono and stereo. We operate through two divisions our Orban division and CRL division, and we generally refer to the company on the whole as "CRL" Our Orban division manufactures and markets audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and OptiCodec brand names. Our CRL division also manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. We believe that both divisions are well respected within the industry for innovative and quality broadcast equipment solutions.

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

      We incurred losses of $2,135,039 and $2,046,640 during the years ended December 31, 2002 and 2001, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the debt restructure agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

     On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the Harman debt where the Company will privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company will then make a $1 million cash principal payment on its outstanding debt to Harman. Harman will allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman will agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRLI common stock, for a number of shares of CRLI common stock such that Harman will own 19% of the then-outstanding shares of CRLI common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRLI referred to in paragraph 1 above. The shares of CRLI common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

     Harman will exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest will be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment prior to April 30, 2003.


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

      * Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than ten years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life; and

      * We believe that our product depth, technical superiority, and strong distribution channels have positioned us to increase our market share, especially in burgeoning international markets where growth is being spurred by increased radio station usage and the issuance of new radio licenses;

      Develop New Products and Acquire Additional Product Lines.    We are
exploring and developing new products, such as our OptiCodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability. Last year we devoted over $1.4 million to research and development, an increase of 2% over the previous year. We will continue to devote a significant percentage of our revenue to research and development. In addition, we intend to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products. For instance, on May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. Our acquisition of the Avocet product line expands our range of television products and provides us with access to a new market segment within the television industry. We then acquired the assets of Dialog4 System Engineering, GmbH on January 18, 2002 which was our supplier for our Codec product line, for the purpose of expanding our ability to sell and market our Codec line of products.

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

      In 2002, our Orban division which includes its office in Germany accounted for 93% of net sales while our CRL division accounted for the remaining 7%. In 2001, our Orban division before we created the German office accounted for 92% of net sales and our CRL division accounted for the remaining 8%.

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

      In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. In 2002, one of our largest customers, Harris Corporation, accounted for approximately 14% of net sales. In 2001, the same customer accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for just over 10% of our net sales for 2002 representing an increase of 2% over 2001. We rely to a large extent on replacement orders placed by existing customers. In 2002 our domestic customers account for approximately 50% of our sales revenues while foreign customers account for the other 50%. In 2001 our domestic customers accounted for approximately 49% while our foreign customers accounted for approximately 51%.

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

      Since our inception, we have been granted a number of patents, many of which have expired. As of March 31, 2003, we hold the following U.S. patents which we deem to be of material importance to our competitive position within our industry:

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

VENDORS

      We purchase raw materials from various vendors. Currently, we can obtain the component parts necessary for the manufacture of our products and equipment from a variety of sources. Furthermore, no single vendor sells us more than 10% of our total raw material purchases. Nevertheless, as technology improves, certain component parts may become obsolete and our vendors may discontinue their production of such parts. If this occurs, we may not be able to obtain these necessary component parts from alternative sources. As a result, we may be forced to design around these parts or make a one time lifetime purchase of discontinued parts so that we are able to continue producing our products and equipment.

EMPLOYEES

      As of March 31, 2003 we had approximately 81 full-time employees. Our CRL division, located in Tempe, Arizona employs approximately 10 persons. Our Orban division, located in San Leandro, California employs approximately 65 persons. Our employees are not represented by a labor union. We consider our relations with our employees to be good. Our Orban Europe office located in Ludwigsburg , Germany employs approximately 6 persons.

RECENT EVENTS

      On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the Harman debt where the Company will privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company will then make a $1 million cash principal payment on its outstanding debt to Harman. Harman will allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman will agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRLI common stock, for a number of shares of CRLI common stock such that Harman will own 19% of the then-outstanding shares of CRLI common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRLI referred to in paragraph 1 above. The shares of CRLI common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

      Harman will exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest will be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon $1,000,000 principal payment prior to April 30, 2003.

      Previously, we were obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, we and Solectron executed a letter of understanding in connection with a Settlement Agreement under which Solectron has allowed us to defer the October 15, 2002; November 15, 2000 and the December 15, 2002 payments. The three deferred payments where to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time,(through July 2004). Beginning in January 2004, the installments where to revert to $34,555 per month until the balance is paid in full July 2004.

      On March 4, 2003, the Company and Solectron GmbH agreed to defer the payments on the note until March 15, 2003, and where the Company would commence making principal and interest payments payable in $15,000 monthly installments though August 15, 2003. Beginning September 15, 2003, the Company will increase its principal and interest monthly installments to $40,068. Subsequent monthly installments will be reduced each month by $194 effectively discounting the monthly principal and interest payments due and payable until December 15, 2004, when the company will make its final installment of $7,403.20.

      As of February 14, 2003, Berthold Burkhardtsmaier is no longer Vice President of Europe Operations. Mr. Burkhardtsmaier still remains a member of the Board of Directors. Berthold Burkhardtsmaier was Dialog4's managing director, and had become our Vice President of European Operations and was appointed to our board of directors in connection with the acquisition of the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, is a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 has been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite.

ITEM 2.  DESCRIPTION OF PROPERTY

     On December 10, 2002, we sold our building located at 2522 W. Geneva, Tempe, AZ 85258 for $679,499.The building was approximately 10,300 square feet on a 37,500 square foot parcel of land in Tempe, Arizona that currently housed our executive, administrative, sales, manufacturing and research facilities. The proceeds where used to pay off the remaining principal mortgage balance of $333,251 and some short-term debt.

     On January 02, 2003, the company entered into an informal lease of the facilities at 1330 W. Auto Drive, Tempe, AZ, from Formosa International Systems Company, Inc. dba Ever Perfect Systems for a term no less than 2 years and no more than 10 years, with a rent of $24,500 per month, payable $13,500 in cash and $11,000 in authorized but unissued shares of CRLI common stock valued of the common stock on the market for the preceding month before payment. No formal lease has yet been signed. The new Tempe location will house our executive, administrative, sales, manufacturing and research staff.

     We lease the manufacturing and office facilities occupied by our Orban division in San Leandro, California. The current lease, which was entered into by a predecessor of Orban, Inc. in 1989 and assumed by us when we acquired the assets of Orban in 2000, is for 57,013 square feet, of which 20,340 square feet is subleased to an unrelated third party (a net of 36,673 square feet being retained by us). The lease, which expired November 30, 2001, required lease payments of $43,000.00 per month during 2001. We received $6,915.60 per month under the sublease during 2001. We have renewed the lease for the San Leandro facility. The term of the new lease is for a period of 60 months commencing on January 1, 2002. The new lease is for 33,777 square feet and requires payments of approximately $27,022 per month during 2002. Subsequently, the monthly payments will increase at a rate of 4% annually.

     On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4 Systems Engineering, GmbH. It is a month to month lease for approximately 750 square feet for $2,700 a month.


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

          CALENDER QUARTER               High       Low
          ----------------               -----      -----
          2000
            First Quarter                $6.81      $2.31
            Second Quarter                3.50       1.15
            Third Quarter                 1.30       0.55
            Fourth Quarter                1.05       0.67
          2001
            First Quarter                 1.33       0.69
            Second Quarter                2.29       1.01
            Third Quarter                 1.40       0.55
            Fourth Quarter                1.02       0.50


     As of March 31, 2003, there were 3,806,846 shares of common stock outstanding held by approximately 289 shareholders of record. We have not paid any cash dividends on our common stock and pursuant to the terms of our loan agreement with Harman, we cannot pay cash dividends while our debt to Harman remains outstanding.


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

OVERVIEW

      We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets. In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand. On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment. On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. The results of our acquisition of Dialog4 are only reflected for the fiscal year ended December 31, 2002 in the financial statements included in this report

     We are still in the process of integrating the operations of our most recently acquired operations, including integration of our financial accounting and management information systems. Once this integration is complete, we expect to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our recent acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We now face the challenge of integrating our financial accounting and management information systems with those of Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a different legal system and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

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

      We incurred losses of $2,135,039 and $2,046,640 during the years ended December 31, 2002 and 2001, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the debt restructure, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings.

      On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the Harman debt where the Company will seek to privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company will then make a $1 million cash principal payment on its outstanding debt to Harman. Harman will allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman will agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRLI common stock, for a number of shares of CRLI common stock such that Harman will own 19% of the then-outstanding shares of CRLI common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRLI referred to in paragraph 1 above. The shares of CRLI common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.


      Harman will exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest will be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment prior to April 30, 2003.

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

      We have adopted FASB 142, and accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary. If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any loss resulting from the transitional impairment test will be reflected as a change in accounting principle.

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

      At the time that an acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which estimate is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired assets over (ii) the fair value of the assets acquired, fewer liabilities assumed, is recorded as goodwill. As of December 31, 2002, the Company has no identifiable intangible assets with definite lives.

      At December 31, 2001 and December 31, 2002, the Company reported $5,734,180 and $7,476,008, respectively, of net goodwill on its consolidated balance sheets. At both dates, both amounts included $5,719,142 for the acquisition of the assets of Orban, Inc. and $15,038 for the acquisition of the assets of Avocet Instruments, Inc. In addition, the December 31, 2002 balance includes $1,741,828 for the acquisition of the assets of Dialog4 System Engineering GmbH. The following table presents the impact of goodwill amortization on net income (loss) and net income (loss) per share for the year ended December 31, 2001:

For the Year Ended December 31, 2001     Net Loss      Basic EPS  Diluted EPS
------------------------------------   ------------    ---------  -----------
Reported Net Loss                      ($2,046,640)      ($0.88)     ($0.88)
Add back: Goodwill amortization          1,056,999        $0.45       $0.45
Adjusted                                  (989,641)      ($0.43)     ($0.43)


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

      In October 2002 the FASB issued SFAS 147, "Acquisitions of Certain Fiancial Intstitutions". SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

      In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". This SFAS amends SFAS 123 and provides new guidance regarding the transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. SFAS 148 will not have a material impact on the Company's financial statements.



SALES TO MAJOR CUSTOMERS AND EXPORT SALES

      We sell our products primarily through wholesale distributors and dealers. We recognize revenue generally upon shipment of products to customers. In 2002, one of our largest customers, Harris Corporation, accounted for approximately 14% of net sales. In 2001, the same customer accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for just over 10% of our net sales for 2002 representing an increase of 2% over 2001. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

      International sales in 2002 and 2001 totaled $6,200,809 and $6,702,430, respectively. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed we require that sales out of our German office be paid in either Euros or USD. All other export sales are in U.S currency.

     Our export sales by region are as follows:

     Region                     2002       %           2001       %
     --------------------------------------------------------------
     Europe                  $2,158,614   44%        $2,676,880   40%
     Pacific Rim              1,454,145   29          2,217,607   33
     Latin and South America    510,326   10            712,026   11
     Canada and Mexico          650,181   13            908,442   14
     Other                      180,592    4            187,475    3
                             ----------  ----       ----------  ----
     Total                   $4,953,858  100%       $6,702,430  100%
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

       While radio ownership in the Western European market is predominantly private, this market is largely mature and is not characterized by a large amount of growth. Conversely there is some potential growth in the Eastern European market as more and more radio and TV stations become private and commercialized however we can not predict the rate at which this market will grow nor the size.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:
                                                     Year Ended December 31,
                                                   ---------------------------
                                                       2002            2001
                                                   -----------      ----------
     Revenues:
       Net sales                                   $10,772,593     $13,066,365
       Other income                                    455,649          32,221
                                                   -----------      ----------
         Total revenues                            $11,228,242     $13,098,586
                                                   ===========      ==========
     Gross profit on net sales                      $4,866,086      $6,476,846
     Gross profit margin                                    45%             50%
     EBITDA (1)                                      $(544,432)       $501,035
     Net cash provided by operating activities         $20,561        $153,406
     Net cash provided by (used in)
       investing activities                           $648.983        $(58,779)
     Net cash used in financing activities           $(736,038)       $(85,935)
     Net loss                                      $(2,135,039)    $(2,046,640)
     Net loss as a percent of net sales                    (20%)           (16%)
     Loss per share - basic and diluted                 $(0.58)         $(0.88)

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Companies and analysts do not calculate this measure in the same fashion and, as a result, the measure presented may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. This information is not intended to assist investors in an analysis of our liquidity because there are a number of uses of cash that are excluded from the EBITDA measurement, as reported in our statement of cash flows. Rather, investors may wish to use this information as one of a number of points of comparison between our reported net loss in the years 2002 and 2001. We have included this information to highlight the fact that changes in interest expense, depreciation and amortization between 2002 and 2001 had a significant impact on our reported net loss. None of the funds depicted by the EBITDA measure above are available for management's discretionary use.

For the year ending December 31, 2003, our principal working capital requirements will be the payment of normal recurring operating costs and scheduled debt service payments. Management believes that the Harman restructure will help us meet these requirements from expected operating cash flows.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Net Sales. Net sales for the year ended December 31, 2002 were $10.8 million compared to $13.1 million in 2001 reflecting a decrease of 18%. The decrease in net sales was primarily attributable to a 50% decrease in demand from one of our largest customers along with the general decreased worldwide demand for our products. Our Orban division reported net sales for years ended December 31, 2002 and 2001 to be $10.1 million and $12.1 million, respectively. In 2002 and 2001, our Orban division accounted for 93% and 92%, respectively, of our net sales while our CRL division accounted for the remaining 7% and 8%, respectively. Included in our Orban division is our Ludwigsburg Germany location which reported net sales of $1.0 million for 2002.

      Our CRL division reported net sales of $703,000 for the year ended December 31, 2002 as compared to $975,000 in 2001, representing a decrease of 28%. This decrease was the result of decreased demand from one customer overseas. We are uncertain whether this decreased demand will continue, but generally, we expect continued stable demand across the CRL product lines in 2003.

      Sales for the years ended December 31, 2002 and 2001 were conducted primarily through wholesale distributors and dealers. In 2002, one of our are largest customers, Harris Corporation, accounted for approximately 14% of net sales. In 2001, the same customer accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for just over 10% of our net sales for 2002 representing an increase of 2% over 2001.

      International sales for the years ended December 31, 2002 and 2001 totalled $6,200,809, and $6,702,430 respectively. International sales represented 58% of the total net sales for the year ended December 31, 2001 as compared to 51% for the year ended December 31, 2001.

      Our introduction of new products during the year ended December 31, 2001 has had no material impact on our net sales for that period. However, for the year ended December 31, 2002, nine percent of our net sales is attributable to the acquisition of our Dialog4 assets in January of 2002. Had we not included this new product line as part of our net sales our net sales would have decreased by 25% instead of 18%.

      Gross Profit. Gross profit for the year ended December 31, 2002 was 45% compared to 50% for the same period in 2001. The decrease in sales resulted in a gross profit of $4.9 million in 2002 compared to $6.5 million in 2001. The decrease was primarily attributable to decreased production caused by a decreased demand for our products coupled with an increase in our fixed expenses as a result of the purchase of the assets of Dialog4. Contributing factors also include a percentage increase in our variable expenses as a result of smaller quantity material purchases creating a premium in the price along with higher freight charges to expedite parts shipments. Another factor is due to an increased in the inventory reserve by $168,000. Gross profit for our Orban Europe location (Dialog4) was 47% for the year ended December 31, 2002.



      Selling, General and Administrative. Total selling, general and administrative expenses ("SG&A") in 2002 was $4.5 million, a decrease of 4% as compared to the $4.7 million reported in 2001. As a percentage of net sales, SG&A increased 6% to 42% for the year ended December 31, 2002 from 36% as compared to the same period in 2001. The decrease in total SG&A expense is due in part to the variable component of SG&A(other domestic and international sales and marketing expenses) associated with sale of products. The Company decreased the use of outside advertising agencies and cut back on temporary personnel. The fixed component of SG&A has increased due to the additional personnel in sales, marketing, administration and costs related to operating the Orban Europe office following the January 18, 2002 acquisition.

      Research and Development. Research and development expense was $1.4 million for the years ended December 31, 2002 and 2001. As a percentage on net sales, research and development increased 2% from 11% in 2001 to 13% 2002. The increased percentage was due to the increase in development projects targeting replacement products, existing products and new products.

      Other (Income) Expense. Other expense, net for the year ended December 31, 2002 was $704,000 of which $352,000 represents a gain on the sale of the building in Tempe and $1,019,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of the purchase price that we paid for the Orban assets. For the year ended December 31, 2001 other expense, net was $1,038,000 of which $1,020,000 represents interest expense to Harman International Industries, Inc. Interest expense for the year ended December 31, 2002 was $1,160,000 as compared to $1,070,000 for the same period in 2001, reflecting an increase of 8%. The Harman interest was virtually unchanged from 2001. The increase in interest expense represents the interest associated with the Amendment to the Asset Sales and Purchase Agreement that we entered into on April 8, 2002 and the interest expense associated with the Material Liability Agreement between Dialog4 and Solectron GmbH that was assumed by the company as part of the Settlement Agreement that we executed with Solectron.

      Operationally, we are reporting a $544,000 loss in 2002 before interest, taxes, depreciation and amortization (EBITDA) which represents approximately (5%) of the total net sales in 2002 as compared to 2001 in which we reported a $501,000 profit before interest, taxes, depreciation and amortization (EBITDA) representing 4% of net sales. The decrease in EBITDA is primarily due to the reduction in sales.

      Net Loss. In 2002, net loss increased by $88,000 to $2,135,000 as compared to $2,047,000 in 2001. Excluding the impact of the non-cash items, we would have reported net loss of $1,770,000 compared to net income of $47,000 in 2001.

      Non-cash income and expense items in 2002 were as follows:

           $168,000     Increase in inventory reserve
            108,400     Stock compensation
              9,700     Increase in provision for uncollectible accounts
           (351,800)    Gain on sale of building
            430,900     Depreciation
           --------
           $365,200     Total (representing 29% of the net loss for the year)
           ========

      Non-cash expense items in 2001 were as follows:

           $533,000     Increase in inventory reserve
             84,000     Increase in provision for uncollectible accounts
          1,057,000     Amortization of goodwill
            429,000     Depreciation
         ----------
         $2,103,000     Total (representing 103% of the net loss for the year)
         ==========

      The decrease in amortization from 2001 to 2002 reflected in the charts above resulted from the adoption of FAS 142, Goodwill and Other Intangibles.

LIQUIDITY AND CAPITAL RESOURCES

      We had negative net working capital of approximately $8.7 million at December 31, 2002, and the ratio of current assets to current liabilities was ..27 to 1. At December 31, 2001, we had negative net working capital of approximately $6.6 million and a current ratio of .37 to 1. The decrease in working capital is in part a result of our increased debt associated with our acquisition of the Dialog4 assets and in part from an increase in our in our payables and accrued liabilities.

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

      As described in Item 1 under the recent events section, Harman and the Company are negotiating a transaction by which a principal reduction will be made by April 30, 2003.

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

      As of December 31, 2002 we are in arrears by fewer than eight interest installments in an aggregate amount of $324,190. As of part of the Debt Restructure announced on March 27, 2003 Harman has agreed to add this unpaid interest to the total principal due (after receipt of the $1 million in principal and conversion of the $3.5 million of debt to equity stated in the recent debt restricting agreement between Harman and the Company).

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

      As a result of our acquisition of the Dialog4 assets, We are further obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with the Settlement Agreement under which Solectron has allowed us to defer the October 15, 2002; November 15, 2000 and the December 15, 2002 payments. The three deferred payments where to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time. Beginning in January 2004, the installments will revert to $34,555 per month until the balance is paid in full July 2004.

      We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets. Effective January 1, 2002, the Company has also requested a reduction in the amount payable to Dialog4 each month (without reducing the total amount due) during the time the Company is required to pay Dialog4's debt to Solectron GmbH, one of Dialog4's creditors described above. Dialog4 has requested the monthly payments to be made directly to creditors of Dialog4, and we are currently negotiating with those creditors for an acceptable payment schedule. There is no assurance that we can achieve a
satisfactory settlement with those creditors.   Dialog4 has demanded payment of
the August, September and October payments (totaling $119,555.33 including interest) in full by November 13, 2002 unless we can successfully negotiate a payment schedule to Dialog4's creditors. If we are unable to do so, it will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement with Dialog4.

      The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years. We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2007.

                                           2003        2004       2005       2006       2007
                                        ---------   ---------  ---------  ---------  ---------
  Debt service                           $103,450     $67,100    $36,526   $278,334   $278,334
  Equipment and property leases           618,264     631,224    350,724    364,752          0
  Employment agreements                   723,560     723,560    301,483
                                        ---------   ---------  ---------  ---------  ---------
  Aggregate excluding obligations to
    Harman and Dialog4                  1,445,274   1,421,884    688,733    643,086    278,334
  Dialog4                                 412,500
  Obligation to Harman                  8,482,000
                                        ---------   ---------  ---------  ---------  ---------
  Total                               $11,504,000  $1,421,884   $688,733   $643,086   $278,334
                                      ===========  ==========   ========   ========   ========

      Working capital generated from 2003 operations will be used to service our commitments as detailed above, excluding our obligations to Harman. Any excess working capital generated from 2003 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2003 as we evaluate any expenditures related to expansion.

      Accounts receivable were $646,000 at December 31, 2002 compared to $641,000 at December 31, 2001.The accounts receivable have been primarily constant due consistency in our collections coupled with the continued demand balances for our products. We increased our allowance reserve for the year ended December 2001 by $84,000 The increase in our reserve for the allowance of doubtful accounts was attributable to the general economic downturn which began in the latter half of 2001 and which we expect to continue until at least the third quarter of 2003.

      Total inventories were $2,305,000 at December 31, 2002 compared to total inventories of $2,828,000 at December 31, 2001. The $2,305,000 reported or the year ended December 31, 2002 includes $670,000 as part of the acquisition of the Dialog4 assets. The value of inventory decreased $523,000, or 19%, due primarily to the reduction of inventory on hand. $168,000 of the $523,000 was attributable to the increase in inventory reserve.

      For the year ending December 31, 2003, our principal working capital requirements will be the payment of normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows.

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

      Approximately $9,573,000 of our total indebtedness is due and payable by December 31, 2003, unless with respect to the $8,482,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his outstanding stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

      On June 12, 2000, we borrowed $68,387 from a non-management employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of December 31, 2002, we had paid a total of $55,447 on the note and the remaining unpaid balance was $12,940.

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

      On May 31, 2000, we acquired the assets of Orban, a wholly-owned subsidiary of Harman International Industries, Inc. Including the $250,000 previously paid to Harman as non-refundable deposits in 1999, the total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. As of September 30, 2001, our total indebtedness to Harman was approximately $8.5 million. Effective October 1, 2001, this indebtedness was converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Our substantial leverage may have important consequences for us, including the following:

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

      In 2003, we expect to derive approximately 05% of our total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 822,035 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,806,846 shares of our common stock issued and outstanding as of March 31, 2003, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 42.3% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

      Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On March 31, 2003, the last sale price of our common stock on the OTC Bulletin Board was $0.44 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

      The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer's presumed control over the market. Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer's account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so. As a result, pu

BECAUSE OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, INFRINGEMENT ON OUR PROPRIETARY RIGHTS COULD LEAD TO COSTLY LITIGATION AND DECREASED REVENUES.

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

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                          ----

Independent Auditors' Report .............................................. 35

Consolidated Balance Sheets - December 31, 2002 and 2001 .................. 36

Consolidated Statements of Operations -
    For the Years Ended December 31, 2002 and 2001 ........................ 38

Consolidated  Statements of Stockholders' Equity (Deficit) -
    For the Years Ended December 31, 2002 and 2001 ........................ 39

Consolidated  Statements of Cash Flows -
    For the Years Ended December 31, 2002 and 2001 ........................ 40

Notes to Financial Statements ............................................. 42

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

Altschuler, Melvoin and Glasser LLP
Los Angeles, California
March 29, 2002

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

ASSETS
                                                        2002            2001
CURRENT ASSETS:                                     -----------     -----------
   Cash                                               $214,401        $280,895
   Accounts receivable, trade, net of allowance for
     doubtful accounts of $108,361 in 2002 and
     $98,663 in 2001                                   645,655         641,156
   Inventories                                       2,305,194       2,828,198
   Other current assets                                105,161          93,861
                                                    -----------     -----------
     Total current assets                            3,270,411       3,844,110
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT - Net                    750,206       1,413,607

OTHER ASSETS:
   Goodwill, net of amortization of $1,672,907 in
     2002 and $1,672,907 in 2001                     7,476,008       5,734,180
   Deferred acquisition costs                                           34,563
   Other                                               287,582          41,399
                                                   -----------     -----------
                                                     7,727,878       5,810,142

TOTAL                                              $11,784,207     $11,067,859
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $1,196,967      $1,011,955
   Notes payable                                     8,520,150       8,583,588
   Current portion of long-term debt                 1,053,254         227,196
   Accrued salaries and benefits                       373,603         262,430
   Accrued professional fees                                            48,672
   Customer deposits                                   255,281          50,271
   Other accrued expenses and liabilities              565,014         281,011
                                                   -----------     -----------
    Total current liabilities                       11,964,269      10,465,123
                                                   -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                   461,242         485,410
                                                   -----------     -----------
    Total liabilities                               12,425,511      10,950,533
                                                   -----------     -----------

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 - continued
                                                        2002            2001
                                                   -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $100 par value - authorized,
     500,000 shares, None issued
   Common stock, $.10 par value - authorized,
     20,000,000 shares, 3,767,404 and 2,388,880
     shares issued and outstanding at December
     31, 2002 and 2001                                 376,741         238,888
   Additional paid-in capital                        5,434,785       4,196,229
   Accumulated deficit                              (6,452,830)     (4,317,791)
                                                   -----------     -----------
     Total stockholders' equity (deficit)             (641,304)        117,326
                                                   -----------     -----------
TOTAL                                              $11,784,207     $11,067,859
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001

                                                        2002            2001
                                                   -----------     -----------
NET SALES                                          $10,772,593     $13,066,365
COST OF GOODS SOLD                                   5,906,507       6,589,519
                                                   -----------     -----------
Gross profit                                         4,866,086       6,476,846
                                                   -----------     -----------
OPERATING EXPENSES
   Selling, general and administrative               4,511,972       4,690,331
   Research and development                          1,440,686       1,408,208
   Depreciation                                        344,262         329,752
   Amortization                                                      1,056,999
                                                   -----------     -----------
Total operating expenses                             6,296,920       7,485,290
                                                   -----------     -----------
LOSS FROM OPERATIONS                                (1,430,834)     (1,008,444)
                                                   -----------     -----------
OTHER (INCOME) EXPENSE:
   Sundry income                                      (455,649)        (32,221)
   Interest expense                                  1,159,854       1,070,417
                                                   -----------     -----------
Total other expense                                    704,205       1,038,196
                                                   -----------     -----------
LOSS BEFORE INCOME TAXES                            (2,135,039)     (2,046,640)

INCOME TAXES                                                 0               0
                                                   -----------     -----------
NET LOSS                                           ($2,135,039)    ($2,046,640)
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.58)         ($0.88)
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001

                                       Common
                               ---------------------
                                                        Additional
                                                         Paid-in     Accumulated
                                Shares       Amount      Capital       Deficit       Total
                               ---------    ---------   ----------   ------------   ----------
Balance, January 1, 2001       2,269,522      226,952    4,077,538    (2,271,151)   2,033,339

Issuance of common shares        119,358       11,936      118,691                    130,627

Net loss                                                              (2,046,640)  (2,046,640)
                               ---------    ---------   ----------   ------------   ----------
Balance, December 31, 2001     2,388,879      238,888    4,196,229    (4,317,791)     117,326
                               ---------    ---------   ----------   ------------   ----------

Issuance of common shares      1,378,524      137,853    1,238,556                  1,376,409

Net loss                                                              (2,135,039)  (2,135,039)
                               ---------    ---------   ----------   ------------   ----------
Balance, December 31, 2002     3,767,404     $376,741   $5,434,785   ($6,452,837)   ($641,304)
                               =========    =========   ==========   ============   ==========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                        2002            2001
                                                   -----------     -----------
OPERATING ACTIVITIES:
  Net Loss                                         ($2,135,039)    ($2,046,640)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
  Depreciation and amortization                        430,940       1,477,258
  Provision for uncollectible accounts                   9,698          83,708
  Provision for inventories reserve                    168,018         532,815
  Stock compensation                                   108,409
  Gain on sale of building                            (351,757)

Changes in assets and liabilities:
  Accounts receivable                                  (14,197)          2,137
  Inventories                                        1,064,233         (40,840)
  Prepaid expenses and other assets                    (23,822)         89,529
  Accounts payable, accrued expenses and deposits      764,078          55,439
                                                   -----------     -----------
    Net cash provided by operating activities           20,561         153,406
                                                   -----------     -----------
INVESTING ACTIVITIES:
  Purchase of assets of Avocet Instruments, Inc.                        (8,350)
  Proceeds received from sale of building              679,499
  Capital expenditures                                 (30,516)        (15,866)
  Deferred acquisition costs                                           (34,563)
                                                   -----------     -----------
    Net cash provided by (used in)
      investing activities                             648,983         (58,779)
                                                   -----------     -----------
FINANCING ACTIVITIES:
  Principal payments on notes payable                  (90,991)         (6,488)
  Principal payments on long-term debt                (663,047)        (79,447)
  Proceeds from issuance of common stock                18,000
                                                   -----------     -----------
    Net cash used in financing activities             (736,038)        (85,935)
                                                   -----------     -----------
NET (DECREASE) INCREASE IN CASH                        (66,494)           8,692

CASH AT BEGINNING OF PERIOD                            280,895          272,203
                                                   -----------     -----------
CASH AT END OF PERIOD                                 $214,401         $280,895
                                                   ===========     ============

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001 - continued

                                                        2002            2001
                                                   -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                          $835,081      $1,041,084
                                                   ===========     ===========

    Income Taxes                                            $0              $0
                                                   ===========     ===========


NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of net assets acquired,
      including goodwill                            $2,034,563         $86,330
    Debt issued to seller                             (750,000)        (77,980)
    Common Stock issued to seller                   (1,250,000)
                                                   -----------     -----------
    Cash paid                                         $(34,563)         $8,350
                                                   ===========     ===========

Conversion of stockholder loan to equity                    $0         $97,500
                                                   ===========     ===========
Common stock issued for consulting
  services rendered                                   $100,000              $0
                                                   ===========     ===========

Common stock issued for compensation                    $8,409              $0
                                                   ===========     ===========
Solectron inventory purchase financed with
  long term debt                                      $714,938              $0
                                                   ===========     ===========

Conversion of stockholder advance to equity                 $0         $33,127
                                                   ===========     ===========
Conversion of accounts payable to notes
  payable and long-term debt                           $27,553        $179,903
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $7.1 million was being amortized over 7 years until January of 2002 when the Company adopted FAS 142.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195 was being amortized over 7 years until January of 2002 when the Company adopted FAS 142.

On January 18, 2002 we purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of Dialog4 have been included in the consolidated financial statements commencing January 18, 2002. The excess of the total acquisition costs over the fair value of the assets acquired was approximately $1.7 million.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and Dialog4 as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, corporate general and administrative expenses, and income taxes. Proforma information for 2002 would not be significantly different from the historical information for 2002 because the operations for Dialog4 for the period through January 18, 2002 where not significant. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and Dialog4 had been combined during such period. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.
                                   2001
                                -----------
Net revenue                     $13,066,000
Net loss                         (2,210,000)
Net loss per common share              (.62)


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

c. Goodwill. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated after June 30, 2001.

      The company has adopted FASB 142, and accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary. If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any loss resulting from the transitional impairment test is reflected as a change in accounting principle.

      The Company has determined the estimated fair value of the Orban reporting unit with a view to determining whether the goodwill has been impaired under these new rules. Management has concluded that the estimated fair value of the Orban reporting unit is in excess of its carrying value as of January 1, 2002. The fair value has been estimated based on the customer base, cash flows and existing product line of the Orban reporting unit. In addition, the Company continued the annual goodwill impairment test for the year ended December 31, 2002. As a result of this review the Company has established that no impairment loss is required to be recorded upon the adoption of SFAS 142, nor for the year ended December 31, 2002.

      At the time that an acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which estimate is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired assets over (ii) the fair value of the assets acquired, fewer liabilities assumed, is recorded as goodwill. As of December31, 2002, the Company has no identifiable intangible assets with definite lives.

      At December 31, 2001 and December 31, 2002, the Company reported $5,734,180 and $7,476,008, respectively, of net goodwill on its consolidated balance sheets. At both dates, both amounts included $5,719,142 for the acquisition of the assets of Orban, Inc. and $15,038 for the acquisition of the assets of Avocet Instruments, Inc. In addition, the December 31, 2002 balance includes $1,741,828 for the acquisition of the assets of Dialog4 System Engineering GmbH. The following table presents the impact of goodwill amortization on net income
      (loss) and net income (loss) per share for year ended December 31, 2001:

For the Year Ended December 31, 2001     Net Loss      Basic EPS  Diluted EPS
------------------------------------   ------------    ---------  -----------
Reported Net Loss                      ($2,046,640)      ($0.88)     ($0.88)
Add back: Goodwill amortization          1,056,999        $0.45       $0.45
Adjusted                                  (989,641)      ($0.43)     ($0.43)

d. Deferred acquisition costs as of December 31, 2001 are related to the 2002 asset purchase of Dialog4.

e. Long-lived assets - The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. No impairment losses was recorded for the years ended December 31, 2002 and 2001.

f. Revenue - In accordance with SFAS 48, "Revenue Recognition When Right of Return Exists," revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment. The Company sells its products primarily through a network of wholesale distributors and dealers. The Company's primary payment terms with its dealers and distributors are 5% prepayment net 30 after date of shipment for domestic and 5% prepayment net 30 after date of shipment for international.

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

      The Company grants trade credit to its customers. Receivables are valued at management's estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company's historical collection experience.

g. Research and development costs totaling $1,440,686 and $1,408,208 for the years ended December 31, 2002 and 2001, respectively, are charged to expense as incurred.

h. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2002 and 2001.

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

j. Net loss per share - In calculating net loss per share for the year ended December 31, 2002, the effects of 1,565,005 shares relating to options to purchase common stock and 1,395,690 shares relating to warrants were not used for computing diluted net loss per share because the result would be anti-dilutive. For the year ended December 31, 2001, the options and warrants to purchase 1,000,000 and 1,708,158 shares respectively, of common stock were not used in computing diluted net loss per share because the result would be anti-dilutive. SFAS No. 128, "Earnings per Share" establishes standards for computing and presenting net loss per share. It also requires the dual presentation of basic and diluted net loss per share on the face of the statement of operations. Net loss per share is calculated as follows:

                                                   Year Ended
                                                   December 31,
                                           ---------------------------
                                               2002           2001
                                           ------------   ------------
      Numerator
        Net loss                           ($2,135,039)   ($2,046,640)

      Denominator
        Weighted average shares              3,658,084      2,326,848

      Basic and diluted net loss per share      ($0.58)        ($0.88)


k.    New accounting pronouncements

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

      In October 2002 the FASB issued SFAS 147, "Acquisition of Certain Financial Institutions". SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

      In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". This SFAS amends SFAS 123 and provides new guidance regarding the transition should an entity change from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. SFAS 148 will not have a material impact on the Company's financial statements.

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

m. Reclassifications - Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the classifications used in 2002 and have no effect on previously reported net loss.

2.   INVENTORIES

     Inventories consist of the following at December 31:

                                                        2002            2001
                                                    ----------      ----------
     Raw materials and supplies                     $2,388,922      $2,176,797
     Work in process                                   993,160       1,286,942
     Finished goods                                    464,506         737,835
                                                    ----------      ----------
     Total                                           3,846,588       4,201,574
     Less obsolescence reserve                       1,541,394       1,373,376
                                                    ----------      ----------
     Inventories, net                               $2,305,194      $2,828,198
                                                    ==========      ==========


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                        2002            2001
                                                    ----------      ----------
     Land                                                   $0        $130,869
     Building and improvements                         382,059         879,660
     Furniture and fixtures                             95,755          90,393
     Computer equipment                                898,149         847,737
     Machinery and equipment                         1,122,280       1,141,896
                                                    ----------      ----------
                                                     2,498,243       3,090,555
     Less accumulated depreciation and amortization  1,748,037       1,676,948
                                                    ----------      ----------
     Property, plant and equipment - net              $750,206      $1,413,607
                                                    ==========      ==========

Provision for depreciation and amortization charged to operations for the years ended December 31, 2002 and 2001 amounted to $430,940 and $420,259, respectively.


4.   LONG-TERM DEBT & NOTES PAYABLE

Long-term debt consists of the following at December 31:

                                                        2002            2001
                                                    ----------      ----------
     Notes to stockholder                             $178,905        $178,905
     Avocet Instruments, Inc.                           44,207          55,104
     Dialog4 Engineering GmbH                          597,055               0
     Solectron GmbH                                    649,371               0
     Mortgage notes                                          0         349,082
     Vendor note                                        32,019          86,629
     Employee note                                      12,940          42,886
                                                    ----------      ----------
     Total long-term debt                            1,514,497         712,606
     Less current portion                            1,053,254         227,196
                                                    ----------      ----------
     Total long-term debt, less current portion       $461,242        $485,410
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

In November, 2002 the Company and Harman verbally agreed and was later formalized to further extend the interest payments due July 15, 2002, August 1, 2002 and August 15, 2002 each in the amount of $42,410 and added the interest payments due September 15, 2002 along with the semi monthly payments due in October, November, each in the amount of $42,410 for a total that amounts to $339,280 to be payable to Harman on or before December 6, 2002. The formalized agreement amended the verbal agreement to require the Company to pay $100,000 of interest in arrears on or before December 20, 2002 and to continue to make timely payments.

As of December 31, 2002 we are in arrears by fewer than eight interest installments in an aggregate amount of $324,190. As of part of the Debt Restructure announced on March 27, 2003 Harman has agreed to add this unpaid interest to the total principal due (after receipt of the $1 million in principal and conversion of the $3.5 million of debt to equity stated in the recent debt restricting agreement between Harman and the Company).

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

In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in
2001 sufficient for interest and some principal.   On November 12, 2001, the
Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of December 31, 2002, the Company has made partial payments on the accrued interest, and the outstanding principal, balance of this debt was $178,905, plus over due interest of $4,488.

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

Subsequently, on December 10, 2002 the Company sold its building in Tempe, for $679,499. The proceeds were used to pay off the remaining principal mortgage balance of $333,251 plus commission and fees and some short term debt.

On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of December 31, 2002, we had paid a total of $55,447 on the note and the remaining unpaid balance was $12,940.

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

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and 89,827 was long-term debt. As of December 31, 2002 the balance of the notes payable and long-term debt has been reduced to $38,150, all of which is current.

Future minimum payments as of December 31, 2001 on the long-term debt are as follows:
              2003            $1,053,254
              2004               441,580
              2005                13,736
              2006                 5,926
              2007                     0
              Thereafter               0
                              ----------
                              $1,514,496
                              ==========

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

      On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory of which the Company expects to release the future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory which it will use in the manufacture of Sountainer products. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with the Settlement Agreement between Solectron and the Company whereby the Company will defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments will be allocated over the period of one year beginning in January 2003 increasing the installments to $43,194 per month over the same period of time. Beginning in January 2004 the installments will revert to $34,555 per month until the balance is paid in full July 2004. Mr. Brentlinger will also be required to sign a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.

      We still owe Dialog4 approximately $597,000 payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets effective January 1, 2002 The Company has also requested a reduction in the amount payable to Dialog4 each month (without reducing the total amount due) during the time the Company is required to pay Dialog4's debt to Solectron GmbH, one of Dialog4's creditors described above. Dialog4 has requested the monthly payments to be made directly to creditors of Dialog4, and we are currently negotiating with those creditors for an acceptable payment schedule. There is no assurance that we can achieve a
satisfactory settlement with those creditors.   Dialog4 has demanded payment of
the August, September and October payments (totaling $119,555.33 including interest) in full by November 13, 2002 unless we can successfully negotiate a payment schedule to Dialog4's creditors. If we are unable to do so, it will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement with Dialog4.

The following table shows the fair values of assets and liabilities recorded for the acquisition of the assets of Dialog4 System Engineering GmbH:

      Inventories                   $   228,000
      Property and equipment, net        65,000
      Goodwill                        1,742,000

      Share consideration paid       $1,250,000
      Debt issued                       750,000
      Cash consideration paid            35,000
      Debt assumed                            0


6.    STOCKHOLDERS' EQUITY

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

On November 15, 2001, the Company extended the time in which the Class A Warrants may be exercised by adding 10 days on to the sixty-day period following the registration of the shares issuable. Subsequently, on January 23, 2002, the Company extended the exercise date for the Class A Warrants to February 23, 2002 while lowering the strike price from $1.75 to $1.00. Subsequently, on March 8, 2002 the Company issued 18,000 shares of unrestricted common stock in exchange for 18,000 Class A Warrant at $.1.00 per share.

On March 22, 2001, the Company issued 26,500 shares of common stock to Charles Jayson Brentlinger, its president, for converting part of the existing stockholder payable at the share price of $1.25 offered to Mr. Brentlinger in accordance to the June 23, 1999 Stock Purchase Agreement.

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

On January 24 the Company issued to Malibu Holdings, LLC. 50,000 shares of restricted common stock in exchange for consulting services for a period of one year.

On November 4, 2002 the Company issued 18,750 shares of restricted common stock to Ellen Brous, 18,750 shares of restricted common stock to Pipia Cophen & Associates and 12,500 shares of restricted common stock to Debra Fiakas when we engaged "HD Brous & Co., Inc." to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

On November 12, 2002 the company issued 5,016 shares of restricted common stock in connection with his employment contract.

On December 9, 2002 the company issued 5,016 shares of restricted common stock in connection with his employment contract.

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

On January 23, 2002, the Company's Board of Directors granted to its Vice President, Secretary and Director, Gary D. Clarkson, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. No options have been exercised under this grant.

On January 23, 2002, the Company's Board of Directors granted to its Director, Carl E. Matthusen, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. No options have been exercised under this grant.

On January 23, 2002, the Company's Board of Directors granted to its Vice President, Chief Engineer and Director, Robert A. Orban, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. No options have been exercised under this grant.

On January 23, 2002, the Company's Board of Directors granted to its Director, Phillip T. Zeni, Sr., an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. No options have been exercised under this grant.

8.   INCOME TAXES

The principal reasons for the difference between the income tax benefit provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

                                                        2002            2001
                                                     ---------       ---------
     Federal tax at statutory rates                  ($725,900)      ($695,900)
     State tax at statutory rates                     (128,100)       (122,800)
     Permanent items                                    10,000          16,900
     Other                                                   0         (10,300)
     Increase in valuation allowance                   844,000         812,100
                                                     ---------       ---------
       Total                                                $0              $0
                                                     =========       =========

At December 31, deferred taxes represent the tax effect of temporary differences related to:
                                                        2002            2001
                                                     ---------       ---------
     Current deferred taxes:
      Inventory capitalization                         $71,800        $113,100
      Inventory obsolescence reserve                   616,600         549,400
      Allowance for doubtful accounts                   43,300          39,500
      Warranty and other reserves                       48,800          81,100
      Accrued expenses                                  87,900          58,900
      Deferred tax valuation allowance                (868,400)       (842,000)
                                                     ---------       ---------
        Total                                               $0              $0
                                                     =========       =========

     Non-current deferred taxes:
      Goodwill amortization                           $113,100        $357,100
      Depreciation and amortization                    (52,300)       (101,300)
      Operating loss carry forward                   2,328,400       1,315,800
      Federal general business credit
        carry forward                                   65,400          65,400
      Deferred tax valuation allowance              (2,454,600)     (1,637,000)
                                                     ---------       ---------
        Total                                               $0              $0
                                                     =========       =========

At December 31, 2002 and 2001, valuation allowances totaling $3,323,000 and $2,479,000, respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $5,800,000 which expire through 2022, are available for federal income tax purposes.

9.   SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

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

Sales for the years ended December 31, 2002 and 2001 were conducted primarily through wholesale distributors and dealers. In 2002, one of our largest customers, Harris Corporation, accounted for approximately 14% of net sales. In 2001, the same customer accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for just over 10% of our net sales for 2002 representing an increase of 2% over 2001.

International sales in 2002 and 2001 totaled $6,200,809 and $6,702,430, respectively. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed we require that sales out of our German office be paid in either Euros or USD. All other export sales are in U.S currency.

     Our export sales by region are as follows:

     Region                     2002       %           2001       %
     --------------------------------------------------------------
     Europe                  $2,158,614   44%        $2,676,880   40%
     Pacific Rim              1,454,145   29          2,217,607   33
     Latin and South America    510,326   10            712,026   11
     Canada and Mexico          650,181   13            908,442   14
     Other                      180,592    4            187,475    3
                             ----------  ----       ----------  ----
     Total                   $4,953,858  100%       $6,702,430  100%
                             ==========  ====       ==========  ====

10.   EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $65,653 and $74,261 in 2002 and 2001, respectively.

On August 24, 2001, the Company's Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001. The plan is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $250 per week.
A non-affiliated dealer on the open market purchases shares at the market price. During 2002, the plan purchased 11,360 shares of the Company's common stock.

11.   COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company maintains its principal offices and warehouse in leased facilities in San Leandro, California, under an operating lease which expires on December 31, 2006. The lease agreement provides for minimum monthly rental payments ranging from $27,022 to $30,396. The Company is also responsible for the payments of (i) common area operating expenses (as defined),
(ii) utilities, and (iii) taxes. The Company also maintains its principal corporate offices and facilities in leased facilities in Tempe, Arizona, under an informal operating lease which expires on December 31, 2005. The Company is also responsible for the payments (i) taxes and (ii) utilities.

Future minimum lease payments relating to the above operating leases at December 31, 2002 are as follows:

                December 31,       Amount
                ------------       --------
                  2003             $618,264
                  2004              631,224
                  2005              350,724
                  2006              364,752
                                   --------
                                 $1,964,964

Rent expense amounted to $371,219 and $374,489 for the years ended December 31, 2002 and 2001, respectively.


12.   GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred losses of $2,135,039 and $2,046,640 during the years ended December 31, 2001 and 2000, respectively. The Company's deteriorating financial results and reduced liquidity have caused it to renegotiate its loan agreement with Harman. Under the terms of the new agreement, Harman could demand at any time that the Company immediately pay in full the outstanding balance under the agreement. Should this happen, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

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

The Company is considering alternatives to raise capital and improve liquidity. However, there can be no assurance that the Company's efforts to raise adequate liquidity will be timely or successful. The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 and/or be unable to continue as a going concern.

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

      During the two most recent fiscal years ended December 31,200 and through June 26, 2001 there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make reference thereto in connection with their reports.

      The consolidated financial statements of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2000 that were audited by Deloitte & Touche LLP and whose report dated April 16, 2001, (May 17, 2001 as to note 4 and 10, and October 1, 2001 as to note 11, which expressed an unqualified opinion on those consolidated financial statements with an emphasis paragraph covering a restatement and substantial doubt regarding the Company's ability to continue as a going concern), contained an adverse or qualified opinion or disclaimer of opinion, audit scope or accounting principles. None of the reportable events desired under Item 304(a) (1)(iv) of regulation S-B occurred during the Company's two most recent fiscal years ended December 31, 2000, or thereafter through June 26, 2001. During such time periods, the Company did not consult Altschuler, Melvoin & Glasser LLP with respect to any of the matters set forth in Item 302 (a) (1) of Regulation S-B

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors, executive officers and key employees, and their ages as of March 31, 2003 are:

     Name                           Age     Positions
     --------------------------     ---     ------------------------------------
     Charles Jayson Brentlinger     48      Chief Executive Officer, Chairman of
     the Board and President

     Berthold F. Burkhardtsmaier    46      Director

     Gary D. Clarkson               50      Secretary, Vice President and
                                            Director

     Robert A. Orban                57      Vice President, Chief Engineer and
                                            Director

     Carl E. Matthusen              59      Director

     Phillip T. Zeni, Sr.           61      Executive Vice President, Chief
                                            Operating Officer and Director

     Robert W. McMartin             41      Vice President, Treasurer and Chief
                                            Financial Officer

     Greg J. Ogonowski              47      Vice President of New Product
                                            Development

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

     Berthold F. Burkhardtsmaier has served as a Director since January 2002 and served as our Vice President of European Operations from January 2002 until February 2003. In 1992, he founded Dialog4 System Engineering GmbH in Ludwigsburg, Germany and served as its Managing Director for 10 years. During this time, he introduced the "MusicTAXI" and "Soundtainer" product lines, established a world-wide product distribution network and received ISO-9001 certification in 1998. From 1989 to 1992, he was employed by Shure Bros., Inc. to establish their European Subsidiary in Heilbronn, Germany and serve as its Managing Director. From 1986 to 1989, he was employed by Harman Deutschland in Germany as a product manager for the JBL and Shure product lines and was responsible for establishing new market segments in cinema, professional sound reinforcement and industrial sound. In 1986, Mr. Burkhardtsmaier received a masters degree in electromechanical engineering from the Technical University in Munich, Germany where he specialized in acoustics and communication systems.

     Gary D. Clarkson is one of our founders and has served as our Vice President since August 2000, our Secretary since October 1999 and as a director since our incorporation in 1978. He also served as our Treasurer from August 2000 to June 2001. Following the death of our other founder, Mr. Ronald R. Jones, Mr. Clarkson served as our Chief Executive Officer, President and Chairman from January 1998 to June 1999. Mr. Clarkson began his broadcasting career by serving in assistant and chief engineering positions at several Phoenix area radio stations from 1971 until 1978. Since our founding in 1974, Mr. Clarkson has devoted substantially all of his business efforts to our business and served as our design engineer from 1974 to 1998. Mr. Clarkson holds an associate degree in electronics engineering technology from DeVry Institute of Technology, Phoenix, Arizona.

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

     Phillip T. Zeni has served as our Executive Vice President and Chief Operating Officer since October 2002 and as a director since May 2000. Mr. Zeni's professional and business career spans more than three decades and includes ownership and senior management positions in consulting, publishing and broadcasting. Since 1993, he has served as President of Transcontinental Publishing, Inc., a publishing house specializing in international and regional trade publications for the construction industry. Mr. Zeni is also Executive Vice President of Palmieri USA, an importer and distributor of construction equipment, and the owner and Managing Director of PhysicianNet.com, a six-year-old Web site that serves the medical community. Previously, Mr. Zeni served as managing partner of a Dallas-based group of broadcasting stations and as Director of Business Development for NBC Radio and Westinghouse-Group "W" Broadcasting in Chicago. He has also served as a Vice President of Multimedia Communications, and as general manager of two of that company's major broadcasting properties in the South. Mr. Zeni has presented seminars for the National Association of Broadcasters and the Radio Advertising Bureau. Mr. Zeni holds a B.A. from the University of Illinois. He has served as an adjunct professor at the University of Arkansas at Little Rock and at Millikin University in Decatur, Illinois. Mr. Zeni has also guest lectured at the University of Wisconsin, Michigan State University, the University of Illinois and Arkansas State University. Mr. Zeni has been active in a wide range of charitable, civic and social organizations throughout his career. His time in public service included serving on the staff of Illinois Governor Richard Ogilvie, followed by two White House assignments during the Ford and Carter administrations. Currently, Mr. Zeni serves as President and on the board of directors of the University Club of Phoenix.


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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2002 fiscal year with the exception of the following: Robert A. Orban, the Company's Vice President, Chief Engineer and Director, failed to file his Form 5 until February 27, 2003; on such Form 5, Mr. Orban reported the acquisition of options to purchase shares of the Company's common stock on January 23, 2002.



ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual and long-term compensation paid or accrued to the Chief Executive Officer and the four highest compensated executive officers whose salary and bonus exceeded $100,000 during 2002.

                              Summary Compensation Table

                                                             Securities
Name and Principal          Fiscal                           Underlying      All Other
Position                     Year   Salary        Bonus      Options (#)(1)  Compensation
---------------------------  ----   -----------   ---------  --------------  ------------
Charles Jayson Brentlinger   2002   $170,594         -            -                -
President, Chief Executive   2001    169,739         -       1,365,005(2)          -
 Officer and Chairman        2000    125,000
 of the Board

Robert A. Orban              2002   $178,566         -          50,000(3)          -
 Vice President and          2001    178,093         -            -                -
 Chief Engineer              2000     93,910(4)

Greg J. Ogonowski            2002   $150,000         -            -                -
 Vice President of New       2001    149,627         -            -                -
 Product Development         2000     17,308(5)      -            -                -


(1) On July 7, 2000, the Board of Directors declared a one hundred percent stock dividend effective as of August 15, 2000, payable to record holders of our common stock as of July 31, 2000. The number of shares of our common stock underlying options reflects this stock dividend.

(2) Represents options received by Mr. Brentlinger pursuant to the Stock Purchase Agreement and options received after giving effect to the anti-dilution provisions of the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Mr. Brentlinger received a five-year option to purchase 1,000,000 shares for $1.25 per share. This option expires on September 30, 2004. No options have been exercised under this grant.For a discussion of the anti-dilution provisions, see Item 12 Certain Relationships and Related Transactions - Transactions with Management.

(3) Represents options granted to Mr. Orban by the Board of Directors on January 23, 2002. The options, which vested immediately, are exercisable prior to January 23, 2005 at a purchase price of $1.00 per share. No options have been exercised under this grant

(4) Represents Mr. Orban's compensation from May 31, 2000 to December 31, 2000.

(5) Represents Mr. Ogonowski's compensation from November 13, 2000 to December 31, 2000.



COMPENSATION OF DIRECTORS

     We pay our directors (other than directors who are also employees) for their service. Each director receives $100 for each board meeting and committee meeting attended, either in person or by telephone. During the year ended December 31, 2002, outside directors were paid a total of $1,100 for attendance at board meetings.


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

     We had a Service Contract with Berthold F. Burkhardtsmaier. The contract, dated November 16, 2001, commenced on January 1, 2002 and was terminated as of February 14, 2003. Pursuant to the contract, Mr. Burkhardtsmaier served as our Vice President of European Operations at an annual base salary of approximately 162,360 Euros, subject to an annual increase of 4%. Additionally, the agreement provided that the Company furnish a company car to Mr. Burkhardtsmaier and bear its operating and maintenance costs for business and reasonable private use. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 31, 2003, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.


     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of March 31, 2003 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                                       Number of
                                                       Shares         Percent
                                                       Beneficially     of
Name of Beneficial Owner              Title of Class   Owned(1)       Class(2)
---------------------------------     --------------   ---------      ------
Directors and Executive Officers:
 Charles Jayson Brentlinger(3)(4)     Common Stock     2,187,040      42.3%
 Berthold Burkhardtsmaier(5)          Common Stock     1,250,000      32.8%
 Gary D. Clarkson(6)                  Common Stock        51,040       1.3%
 Robert A. Orban(6)                   Common Stock        66,600       1.7%
 Carl E. Matthusen(6)                 Common Stock        50,000       1.3%
 Phillip T. Zeni, Sr.(6)              Common Stock        99,966       2.6%
 Robert McMartin                      Common Stock         2,081         *
 Greg J. Ogonowski                    Common Stock         6,666         *
 All directors and executive
   officers as a group (8 persons)    Common Stock     3,713,393      69.1%

5% Holders:
 Glenn W. Serafin(7)                  Common Stock       207,858       5.5%
 Dialog4 System Engineering GmbH(5)   Common Stock     1,250,000      32.8%
 Cornelia Burkhardtsmaier(5)          Common Stock     1,250,000      32.8%
 Friedrich Maier(5)                   Common Stock     1,250,000      32.8%
 Harman Acquisition Corporation(8)    Common Stock     1,395,690      26.8%


Unless otherwise noted, the address of each person named in the table is 1330 West Auto Drive, Tempe, Arizona 85284.

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

(2) On the basis of 3,806,846 shares of common stock outstanding as of March 31, 2003.

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

(4) Includes 498,682 shares owned by C. Jayson Brentlinger Family Limited Partnership. Mr. Brentlinger is deemed to have direct beneficial ownership of the shares owned by C. Jayson Brentlinger Family Limited Partnership based on his status as General Partner and Trustee of C. Jayson Brentlinger Family Limited Partnership. The address of C. Jayson Brentlinger Family Limited Partnership is 1330 West Auto Drive, Tempe, Arizona 85284.

(5) Based on the information provided in the Schedule 13D/A, Amendment No. 1, filed jointly by Dialog4 System Engineering GmbH ("Dialog4") and Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, and Friedrich Maier (collectively, the "Shareholders") with the Securities and Exchange Commission on January 6, 2003. The Shareholders are deemed to have direct beneficial ownership of the shares owned by Dialog4 based on their status as controlling shareholders of Dialog4. The address of Dialog4 and the Shareholders is Dialog4 System Engineering GmbH, c/o Haver&Mailander, att. Dr. Kessler, Lenzhalde 83-85, Stuttgart, Germany D-70182. For a discussion of our acquisition of the assets of Dialog4 and the shares issued to Dialog4 in connection with the acquisition, see Item 1 Description of Business - Recent Events.

(6) Includes 50,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2002. The options have an exercise price of $1.00 per share and expire on January 23, 2005. No options have been exercised under this grant.

(7) The address of Mr. Serafin is Post Office Box 262888, Tampa, Florida 33685.

(8) Based on the information provided in the Schedule 13D/A, Amendment No. 1, filed jointly by Harman Acquisition Corporation and Harman International Industries, Inc. with the Securities and Exchange Commission on March 31, 2003. The address of Harman Acquisition Corporation is 8500 Balboa Boulevard, Northridge, California 91329. The address of Harman International Industries, Inc. is 1101 Pennsylvania Avenue, Washington, D.C. 20004.


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

      In March 2003, we and Harman entered into a letter of intent to further amend our agreement with Harman. The letter agreement and conditions to the amendment are discussed under Item 1 of this report.

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

      Financial Statements:
      ---------------------                                      Page
                                                                -----
Independent Auditors' Report                                      35
Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2002 and 2001        36
  Consolidated Statements of Operations -
    For the Years Ended December 31, 2002 and 2001                38
  Consolidated Statements of Stockholders' Equity -
    For the Years Ended December 31, 2002 and 2001                39
  Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 2002 and 2001                40
  Notes to Financial Statements - December 31, 2002 and 2001      42


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

Exhibit
Number    Description

10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
10.21* Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
10.22* Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
21.1*     Subsidiaries of Circuit Research Labs, Inc.
23.1* Consent of Altschuler, Melvoin and Glasser LLP (included on page 31 of this Report on Form 10-KSB)
23.2* Consent of Deloitte & Touche LLP (included on page 32 of this Report on Form 10-KSB)
24.1* Power of Attorney (included on signature pages of this Report on Form 10-KSB)
99.1*     Section 906 Certification of Chief Executive Officer of the Company
99.2*     Section 906 Certification of Chief Financial Officer of the Company
99.3(11) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

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

(11) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.


     (b) During the three months ended December 31, 2002, the Registrant filed the following reports on Form 8-K:

           Form 8-K (Item 9) filed on October 1, 2002 announced the Registrant has submitted the CEO and CFO certifications with respect to the Company's quarterly report, amendment no. 1, on Form 10-QSB/A for the quarter ended June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Form 8-K (Item 7 and 9) filed on November 19, 2002 announced the Registrant has submitted the CEO and CFO certifications with respect to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Form 8-K (Item 9) filed on November 27, 2002 announced the Registrant mailed a letter to its shareholders announcing recent developments concerning the Registrant.

           Form 8-K (Item 5) filed on December 18, 2002 reporting that on December 16, 2002, Dialog4 System Engineering GmbH declared the Registrant in default of its obligation to complete payment for assets of Dialog4 under an Asset Sale and Purchase Agreement dated January 18, 2002.


ITEM 14.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this 2002 Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                           SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2003.

                                   CIRCUIT RESEARCH LABS, INC.

                                   By: /s/ C. Jayson Brentlinger
                                   -----------------------------------
                                   C. Jayson Brentlinger
                                   Chief Executive Officer, President and
                                   Chairman of the Board

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints C. Jayson Brentlinger and Robert W. McMartin, and any of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                        Title                         Date

/s/ C. Jayson Brentlinger        President, Chairman of the    April 15, 2003
------------------------------   Board and Chief Executive
C. Jayson Brentlinger            Officer


/s/ Gary D. Clarkson             Vice President, Secretary     April 15, 2003
------------------------------   and Director
Gary D. Clarkson


/s/ Robert A. Orban              Vice President, Chief         April 15, 2003
------------------------------   Engineer and Director
Robert A. Orban


/s/ Phillip T. Zeni, Sr.         Executive Vice President,     April 15, 2003
------------------------------   Chief Operating Officer
Phillip T. Zeni, Sr.             and Director


/s/ Carl E. Matthusen            Director                      April 15, 2003
------------------------------
Carl E. Matthusen


                                 Director                      April 15, 2003
------------------------------
Berthold F. Burkhardtsmaier


/s/ Robert W. McMartin           Vice President, Treasurer     April 15, 2003
------------------------------   and Chief Financial Officer
Robert W. McMartin               (principal accounting officer)

                                 CERTIFICATIONS

I, C. Jayson Brentlinger, certify that:

1. I have reviewed this annual report on Form 10-KSB of Circuit Research Labs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ C. Jayson Brentlinger
-------------------------
Chief Executive Officer, President and
Chairman of the Board

I, Robert W. McMartin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Circuit Research Labs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Robert W. McMartin
----------------------
Vice President, Treasurer and
Chief Financial Officer

                          Exhibit Index
Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3(10)   Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000
10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000

10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11(10) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12(10) Employment Agreement, dated as of January 1, 2002, by and between
          Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14(10) Employment Agreement, dated as of January 1, 2002, by and between Gary
          D. Clarkson and Circuit Research Labs, Inc.
10.15(10) Employment Agreement, dated as of January 1, 2002, by and between
          William R. Devitt and Circuit Research Labs, Inc.
10.16(10) Employment Agreement, dated as of January 1, 2002, by and between
          Robert W. McMartin and Circuit Research Labs, Inc.
10.17(10) Employment Agreement, dated as of January 1, 2002, by and between Greg
          J. Ogonowski and Circuit Research Labs, Inc.
10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
10.21* Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
10.22* Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
21.1*     Subsidiaries of Circuit Research Labs, Inc.
23.1* Consent of Altschuler, Melvoin and Glasser LLP (included on page 31 of this Report on Form 10-KSB)
23.2* Consent of Deloitte & Touche LLP (included on page 32 of this Report on Form 10-KSB)
24.1* Power of Attorney (included on signature pages of this Report on Form 10-KSB)
99.1*     Section 906 Certification of Chief Executive Officer of the Company
99.2*     Section 906 Certification of Chief Financial Officer of the Company
99.3(11) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

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

(11) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.