Form 10KSB/A
period 2002-12-31
CIRCUIT RESEARCH LABS INC
filed 2003-04-29
CIK 725897

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

     Transitional Small Business Disclosure Format (check one):
           Yes [  ] No [X]

This Amendment No. 1 to Form 10-KSB/A includes the auditor's report on page 35 and the auditors consent set forth in exhibit 23.1 and 23.2. At the time the 10 KSB was originally filed the auditors report and consents were not ready. The other changes include typographical corrections and other minor changes.

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

PART II .................................................................. 13
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ... 13
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .. 14
     ITEM 7.  FINANCIAL STATEMENTS ....................................... 34
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................... 63

PART III ................................................................. 65
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT ........................................... 65
     ITEM 10. EXECUTIVE COMPENSATION ..................................... 68
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ............................................. 70
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 72

PART IV .................................................................. 75
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................... 75
     ITEM 14. CONTROLS AND PROCEDURES .................................... 78

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

      We incurred losses of $2,135,039 and $2,046,640 during the years ended December 31, 2002 and 2001, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the debt restructure agreement, Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized

     On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the Harman debt whereby the Company will privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company will then make a $1 million cash principal payment on its outstanding debt to Harman. Harman will allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman will agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRLI common stock, for a number of shares of CRLI common stock such that Harman will own 19% of the then-outstanding shares of CRLI common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRLI. The shares of CRLI common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

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

RECENT EVENTS

      On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the Harman debt whereby the Company will privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company will then make a $1 million cash principal payment on its outstanding debt to Harman. Harman will allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman will agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRLI common stock, for a number of shares of CRLI common stock such that Harman will own 19% of the then-outstanding shares of CRLI common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRLI. The shares of CRLI common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

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


      Previously, we were obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, we and Solectron executed a letter of understanding in connection with a Settlement Agreement under which Solectron has allowed us to defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments where to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time,(through July 2004). Beginning in January 2004, the installments where to revert to $34,555 per month until the balance is paid in full July 2004.

      On March 4, 2003, the Company and Solectron GmbH agreed to defer the payments on the note until March 15, 2003, when the Company would commence making principal and interest payments in $15,000 monthly installments through August 15, 2003. Beginning September 15, 2003, the Company will increase its principal and interest monthly installments to $40,068. Subsequent monthly installments will be reduced each month by $194 effectively discounting the monthly principal and interest payments due and payable until December 15, 2004, when the company will make its final installment of $7,403.20.

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

      We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

ITEM 2.  DESCRIPTION OF PROPERTY

     On December 10, 2002, we sold our building located at 2522 W. Geneva, Tempe, AZ 85258 for $679,499.The building was approximately 10,300 square feet on a 37,500 square foot parcel of land in Tempe, Arizona that housed our executive, administrative, sales, manufacturing and research facilities. The proceeds were used to pay off the remaining mortgage principal balance of $333,251 and some short-term debt.

     On January 2, 2003, the company entered into an informal lease of the facilities at 1330 W. Auto Drive, Tempe, AZ, from Formosa International Systems Company, Inc. dba Ever Perfect Systems for a term ending December 31, 2005, with a rent of $24,500 per month, payable $13,500 in cash and $11,000 in authorized but unissued shares of CRLI common stock valued at a 30 day closing average "price"of the common stock on the market for the preceding month. No formal lease has yet been signed. The new Tempe location will house our executive, administrative, sales, manufacturing and research staff.

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

     On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4 Systems Engineering, GmbH. It is a month-to-month lease for approximately 750 square feet for $2,700 a month.


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

          CALENDER QUARTER               High       Low
          ----------------               -----      -----
          2001
            First Quarter                $6.81      $2.31
            Second Quarter                3.50       1.15
            Third Quarter                 1.30       0.55
            Fourth Quarter                1.05       0.67
          2002
            First Quarter                 1.33       0.69
            Second Quarter                2.29       1.01
            Third Quarter                 1.40       0.55
            Fourth Quarter                1.02       0.50


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

OVERVIEW

      We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets. In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand. On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment. On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry. On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. The results of our acquisition of Dialog4 are only reflected for the fiscal year ended December 31, 2002 in the financial statements included in this report.

     We are still in the process of integrating the operations of our most recently acquired operations, including integration of our financial accounting and management information systems. Once this integration is complete, we expect to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our recent acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We now face the challenge of integrating our financial accounting and management information systems with those of Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures a different legal system and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

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

      Despite the ongoing conversion to digital transmission systems, many broadcasters, engineers and consultants continue to support analog technology, and many of our competitors continue to build and sell analog broadcast equipment. We have not seen an increase in demand for our CRL line of products, but we expect continued and stable demand for such products in 2003.


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

      Harman will exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with interest fixed at 1.5% above the prime rate. Interest will be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment prior to April 30, 2003.

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

      In October 2002 the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions". SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution. Since SFAS 147 is not relevant to the Company's business. This statement will have no impact on the Company's financial position or results of operations.

      In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". SFAS 148 amends SFAS 123 and provides new guidance regarding the transition should an entity change from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. It is now Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. If adopted management believes SFAS 148 will not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, a liability for the fair value of the obligation undertaken in issuing the guarantee. Finally, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

      In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), Consolidation of Variable interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance.

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

     Our export sales by region are as follows:

     Region                     2002       %           2001       %
     --------------------------------------------------------------
     Europe                  $3,191,977   51%        $2,676,880   40%
     Pacific Rim              1,629,428   26          2,217,607   33
     Latin and South America    532,844    9            712,026   11
     Canada and Mexico          656,169   11            908,442   13
     Other                      190,391    3            187,475    3
                             ----------  ----       ----------  ----
     Total                   $6,200,809  100%       $6,702,430  100%
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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:
                                                     Year Ended December 31,
                                                   ---------------------------
                                                       2002            2001
                                                   -----------      ----------
     Revenues:
       Net sales                                   $10,772,593     $13,066,365
       Other income                                    455,649          32,221
                                                   -----------      ----------
         Total revenues                            $11,228,242     $13,098,586
                                                   ===========      ==========
     Gross profit on net sales                      $4,866,086      $6,476,846
     Gross profit margin                                    45%             50%
     EBITDA (1)                                      $(544,432)       $501,035
     Net cash provided by operating activities         $20,561        $153,406
     Net cash provided by (used in)
       investing activities                           $648,983        $(58,779)
     Net cash used in financing activities           $(736,038)       $(85,935)
     Net loss                                      $(2,135,039)    $(2,046,640)
     Net loss as a percent of net sales                    (20%)           (16%)
     Loss per share - basic and diluted                 $(0.58)         $(0.88)

(1) EBITDA is defined as earnings before interest, taxes, depreciation, amortization and includes gain on sale. Companies and analysts do not calculate this measure in the same fashion and, as a result, the measure presented may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. This information is not intended to assist investors in an analysis of our liquidity because there are a number of uses of cash that are excluded from the EBITDA measurement, as reported in our statement of cash flows. Rather, investors may wish to use this information as one of a number of points of comparison between our reported net loss in the years 2002 and 2001. We have included this information to highlight the fact that changes in interest expense, depreciation and amortization between 2002 and 2001 had a significant impact on our reported net loss. None of the funds depicted by the EBITDA measure above are available for management's discretionary use.

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

      International sales for the years ended December 31, 2002 and 2001 totalled $6,200,809, and $6,702,430 respectively. International sales represented 58% of the total net sales for the year ended December 31, 2002 as compared to 52% for the year ended December 31, 2001.

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

      Gross Profit. Gross profit for the year ended December 31, 2002 was 45% compared to 50% for the same period in 2001. The decrease in sales resulted in a gross profit of $4.9 million in 2002 compared to $6.5 million in 2001. The decrease was primarily attributable to decreased production caused by a decreased demand for our products coupled with an increase in our fixed expenses as a result of the purchase of the assets of Dialog4. Contributing factors also include a percentage increase in our variable expenses as a result of smaller quantity material purchases creating a premium in the price along with higher freight charges to expedite parts shipments. Another factor is due to an increase in the inventory reserve by $168,000. Gross profit for our Orban Europe location (Dialog4) was 47% for the year ended December 31, 2002.

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


      Other (Income) Expense. Other expense, net for the year ended December 31, 2002 was $704,000 of which $352,000 represents a gain on the sale of the building in Tempe and $1,019,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of the purchase price that we paid for the Orban assets. For the year ended December 31, 2001 other expense, net was $1,038,000 of which $1,020,000 represents interest expense to Harman International Industries, Inc. Interest expense for the year ended December 31, 2002 was $1,160,000 as compared to $1,070,000 for the same period in 2001, reflecting an increase of 8%. The Harman interest was virtually unchanged from 2001. The increase in interest expense represents the interest associated with the Amendment to the Dialog4 Asset Sales and Purchase Agreement that we entered into on April 8, 2002 and the interest expense associated with the Material Liability Agreement between Dialog4 and Solectron GmbH that was assumed by the company as part of the Settlement Agreement that we executed with Solectron.

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

      Net Loss. In 2002, net loss increased by $88,000 to $2,135,000 as compared to $2,047,000 in 2001. Excluding the impact of the non-cash items, we would have reported net loss of $1,418,000 compared to net income of $56,000 in 2001.

      Non-cash income and expense items in 2002 were as follows:

           $168,000     Increase in inventory reserve
            108,400     Stock compensation
              9,700     Increase in provision for uncollectible accounts
            430,900     Depreciation
           --------
           $717,000     Total (representing 34% of the net loss for the year)
           ========

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

      As of December 31, 2002 we are in arrears by fewer than eight interest installments in an aggregate amount of $324,190. As of part of the Debt Restructure announced on March 27, 2003 Harman has agreed to add this unpaid interest to the total principal due (after receipt of the $1 million in principal and conversion of the $3.5 million of debt to equity stated in the recent debt restricting agreement between Harman and the Company)

      On January 18, 2002, with Harman's consent, we acquired the assets of Dialog4 System Engineering GmbH. We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of our common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002, we executed an amendment to the Asset Sale and Purchase Agreement with Dialog4. The amended agreement extends the term of our payments to Dialog4 over twenty months while reducing the amount of the monthly payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

      We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

      As a result of our acquisition of the Dialog4 assets, we are further obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with the Settlement Agreement under which Solectron has allowed us to defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments where to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time. Beginning in January 2004, the installments will revert to $34,555 per month until the balance is paid in full July 2004.

      The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years. We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2007.

                                           2003        2004       2005       2006       2007
                                        ---------   ---------  ---------  ---------  ---------
  Debt principal payments                $456,199    $441,580    $13,736     $5,926          0
  Equipment and property leases           618,264     631,224    631,224    364,752          0
  Employment agreements                   723,560     723,560    301,483
                                        ---------   ---------  ---------  ---------  ---------
  Aggregate excluding obligations to
    Harman and Dialog4                  1,798,023   1,796,364    946,443    370,678          0
  Dialog4                                 597,055
  Obligation to Harman                  8,482,000
                                        ---------   ---------  ---------  ---------  ---------
  Total                               $10,877,070  $1,796,364   $946,443   $370,678         $0
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

      Accounts receivable were $646,000 at December 31, 2002 compared to $641,000 at December 31, 2001.The accounts receivable have been primarily constant due consistency in our collections coupled with the continued demand balances for our products. We increased our allowance reserve for the year ended December 2001 by $84,000. The increase in our reserve for the allowance of doubtful accounts was attributable to the general economic downturn which began in the latter half of 2001 and which we expect to continue until at least the third quarter of 2003.

      Total inventories were $2,305,000 at December 31, 2002 compared to total inventories of $2,828,000 at December 31, 2001. The $2,305,000 reported or the year ended December 31, 2002 includes $228,000 as part of the acquisition of the Dialog4 assets and $472,000 was associated with the Solectron inventory. The value of inventory decreased $523,000, or 19%, due primarily to the reduction of inventory on hand. $168,000 of the $523,000 was attributable to the increase in inventory reserve.

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

      In 2003, we expect to derive approximately 5% of our total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

      Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On March 31, 2003, the last sale price of our common stock on the OTC Bulletin Board was $0.44 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

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

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                          ----

Independent Auditors' Report .............................................. 35

Consolidated Balance Sheets - December 31, 2002 and 2001 .................. 39

Consolidated Statements of Operations -
    For the Years Ended December 31, 2002 and 2001 ........................ 41

Consolidated  Statements of Stockholders' Equity (Deficit) -
    For the Years Ended December 31, 2002 and 2001 ........................ 42

Consolidated  Statements of Cash Flows -
    For the Years Ended December 31, 2002 and 2001 ........................ 43

Notes to Financial Statements ............................................. 45

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2001 were audited by other auditors whose report dated March 29, 2002 expressed an unqualified opinion on those consolidated financial statements with an emphasis of matter paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 12, the Company's deteriorating financial results and liquidity have caused it to renegotiate certain loan agreements. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
March 28, 2003

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

We have not audited any financial statements of the Company for any period subsequent to December 31, 2001. As described in Note 12, the Company's deteriorating financial results and liquidity have caused it to renegotiate certain loan agreements. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



ALTSCHULER, MELVOIN AND GLASSER LLP
Los Angeles, California
March 29, 2002

                          INDEPENDENT AUDITORS CONSENT

We consent to the incorporation by reference in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan of our report dated 11/30/2000, with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the year ended December 31, 2002 filed with the Securities and Exchange Commission included in its annual report on form 10KSB for the year then ended.


ALTSCHULER, MELVOIN AND GLASSER LLP
Chicago, Illinois
March 28, 2003

                          INDEPENDENT AUDITORS CONSENT

We consent to the incorporation by reference in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan of our report dated 11/30/2000, with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the year ended December 31, 2001 filed with the Securities and Exchange Commission included in its annual report on form 10KSB for the year then ended.

ALTSCHULER, MELVOIN AND GLASSER LLP
Los Angeles, California
March 28, 2003

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

ASSETS
                                                        2002            2001
CURRENT ASSETS:                                     -----------     -----------
   Cash                                               $214,401        $280,895
   Accounts receivable, trade, net of allowance for
     doubtful accounts of $108,361 in 2002 and
     $98,663 in 2001                                   645,655         641,156
   Inventories                                       2,305,194       2,828,198
   Other current assets                                105,161          93,861
                                                    -----------     -----------
     Total current assets                            3,270,411       3,844,110
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT - Net                    750,206       1,413,607
                                                    -----------     -----------
OTHER ASSETS:
   Goodwill, net of amortization of $1,672,907 in
     2002 and $1,672,907 in 2001                     7,476,008       5,734,180
   Deferred acquisition costs                                           34,563
   Other                                               287,582          41,399
                                                   -----------     -----------
                                                     7,763,590       5,810,142

TOTAL                                              $11,784,207     $11,067,859
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $1,196,967      $1,011,955
   Notes payable                                     8,520,150       8,583,588
   Current portion of long-term debt                 1,053,254         227,196
   Accrued salaries and benefits                       373,603         262,430
   Customer deposits                                   255,281          50,271
   Other accrued expenses and liabilities              565,014         329,683
                                                   -----------     -----------
    Total current liabilities                       11,964,269      10,465,123
                                                   -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                   461,242         485,410
                                                   -----------     -----------
    Total liabilities                               12,425,511      10,950,533
                                                   -----------     -----------

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 - continued
                                                        2002            2001
                                                   -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $100 par value - authorized,
     500,000 shares, None issued
   Common stock, $.10 par value - authorized,
     20,000,000 shares, 3,767,404 and 2,388,880
     shares issued and outstanding at December
     31, 2002 and 2001                                 376,741         238,888
   Additional paid-in capital                        5,434,785       4,196,229
   Accumulated deficit                              (6,452,830)     (4,317,791)
                                                   -----------     -----------
     Total stockholders' equity (deficit)             (641,304)        117,326
                                                   -----------     -----------
TOTAL                                              $11,784,207     $11,067,859
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
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001

                                       Common
                               ---------------------
                                                        Additional
                                                         Paid-in     Accumulated
                                Shares       Amount      Capital       Deficit       Total
                               ---------    ---------   ----------   ------------   ----------
Balance, January 1, 2001       2,269,522      226,952    4,077,538    (2,271,151)   2,033,339

Issuance of common shares        119,358       11,936      118,691                    130,627

Net loss                                                              (2,046,640)  (2,046,640)
                               ---------    ---------   ----------   ------------   ----------
Balance, December 31, 2001     2,388,880      238,888    4,196,229    (4,317,791)     117,326
                               ---------    ---------   ----------   ------------   ----------

Issuance of common shares      1,378,524      137,853    1,238,556                  1,376,409

Net loss                                                              (2,135,039)  (2,135,039)
                               ---------    ---------   ----------   ------------   ----------
Balance, December 31, 2002     3,767,404     $376,741   $5,434,785   ($6,452,830)   ($641,304)
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
                                                   ===========     ===========


NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of net assets acquired,
      including goodwill                            $2,034,563         $86,330
    Debt issued to seller                             (750,000)        (77,980)
    Common Stock issued to seller                   (1,250,000)
                                                   -----------     -----------
    Cash paid                                          $34,563          $8,350
                                                   ===========     ===========

Conversion of stockholder loan to equity                    $0         $97,500
                                                   ===========     ===========
Common stock issued for consulting
  services rendered                                   $100,000              $0
                                                   ===========     ===========

Common stock issued for compensation                    $8,409              $0
                                                   ===========     ===========
Solectron inventory purchase financed with
  long term debt                                      $714,938              $0
                                                   ===========     ===========

Conversion of stockholder advance to equity                 $0         $33,127
                                                   ===========     ===========
Conversion of accounts payable to notes
  payable and long-term debt                           $27,553        $179,903
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

The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of Orban have been included in the consolidated financial statements commencing May 31, 2000. The excess of the total acquisition costs over the fair value of the assets acquired of approximately $7.1 million was being amortized over 7 years until January of 2002 when the Company adopted SFAS 142.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The acquisition has been accounted for as an asset purchase. The excess of the total acquisition costs over the fair value of the assets acquired was $16,195 was being amortized over 7 years until January of 2002 when the Company adopted SFAS 142.

On January 18, 2002 we purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of Dialog4 have been included in the consolidated financial statements commencing January 18, 2002. The excess of the total acquisition costs over the fair value of the assets acquired was approximately $1.7 million. See note 6.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and Dialog4 as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, corporate general and administrative expenses, and income taxes. Proforma information for 2002 would not be significantly different from the historical information for 2002 because the operations for Dialog4 for the period through January 18, 2002 were not significant. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and Dialog4 had been combined during such period. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.
                                   2001
                                -----------
Net revenue                     $13,906,000
Net loss                         (2,458,857)
Net loss per common share              (.68)


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

      The company has adopted SFAS 142, and accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary. If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any loss resulting from the transitional impairment test is reflected as a change in accounting principle.

      The Company has determined the estimated fair value of the Company with a view to determining whether the goodwill has been impaired under these new rules. Management has concluded that the estimated fair value of the Company is in excess of its carrying value as of January 1, 2002. The fair value has been estimated based on the customer base, cash flows and existing product lines. In addition, the Company continued the annual goodwill impairment test for the year ended December 31, 2002. As a result of this review the Company has established that no impairment loss is required to be recorded upon the adoption of SFAS 142, nor for the year ended December 31, 2002.

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

      At December 31, 2001 and December 31, 2002, the Company reported $5,734,180 and $7,476,008, respectively, of net goodwill on its consolidated balance sheets. At each date, both the amounts included $5,719,142 for the acquisition of the assets of Orban, Inc. and $15,038 for the acquisition of the assets of Avocet Instruments, Inc. In addition, the December 31, 2002 balance includes $1,741,828 for the acquisition of the assets of Dialog4 System Engineering GmbH. The following table presents the impact of goodwill amortization on net loss and net loss per share for year ended December 31, 2001:


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

e. Long-lived assets - The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. No impairment losses were recorded for the years ended December 31, 2002 and 2001.

f. Warranty - The Company's warranty period for 2002 and 2001 is two years from the date of sale for our digital products and one year from date of sale for our analog products. Warranty expense for the years ended December 31, 2002 and 2001 was $150,632 and $132,300, respectively. The Company doesn't anticipate a significant change in warranty expense.

g. Revenue - In accordance with SFAS 48, "Revenue Recognition When Right of Return Exists," revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment. The Company sells its products primarily through a network of wholesale distributors and dealers. The Company's primary payment terms with its dealers and distributors are 5% prepayment net 30 after date of shipment for domestic and 5% prepayment net 30 after date of shipment for international.

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

h. Research and development costs totaling $1,440,686 and $1,408,208 for the years ended December 31, 2002 and 2001, respectively, are charged to expense as incurred.

i. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2002 and 2001.

j. Financial instruments - SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, receivables, accounts payable and long-term debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

k. Net loss per share - In calculating net loss per share for the year ended December 31, 2002, the effects of 1,565,005 shares relating to options to purchase common stock and 1,395,690 shares relating to warrants were not used for computing diluted net loss per share because the result would be anti-dilutive. For the year ended December 31, 2001, the options and warrants to purchase 1,000,000 and 1,708,158 shares respectively, of common stock were not used in computing diluted net loss per share because the result would be anti-dilutive. SFAS No. 128, "Earnings per Share" establishes standards for computing and presenting net loss per share. It also requires the dual presentation of basic and diluted net loss per share on the face of the statement of operations. Net loss per share is calculated as follows:

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


l.    New accounting pronouncements

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

      In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". This SFAS amends SFAS 123 and provides new guidance regarding the transition should an entity change from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. Adoption of SFAS 148 did not have a material impact on the Company's financial statements.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, a liability for the fair value of the obligation undertaken in issuing the guarantee. Finally, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

      In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), Consolidation of Variable interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance.

m. Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

n. Stock Options - The company uses the intrinsic value method to account for stock-based employee compensation.

2.   INVENTORIES

     Inventories consist of the following at December 31:

                                                        2002            2001
                                                    ----------      ----------
     Raw materials and supplies                     $2,388,922      $2,176,797
     Work in process                                   993,160       1,286,942
     Finished goods                                    464,506         737,835
                                                    ----------      ----------
     Total                                           3,846,588       4,201,574
     Less obsolescence reserve beginning of year    (1,373,376)       (840,561)
     Additions to the obsolescence reserve            (168,018)       (532,815)
                                                    ----------      ----------
     Inventories, net                               $2,305,194      $2,828,198
                                                    ==========      ==========


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                        2002            2001
                                                    ----------      ----------
     Land                                                   $0        $130,869
     Building and improvements                         382,059         879,660
     Furniture and fixtures                             95,755          90,393
     Computer equipment                                898,149         847,737
     Machinery and equipment                         1,122,280       1,141,896
                                                    ----------      ----------
                                                     2,498,243       3,090,555
     Less accumulated depreciation and amortization  1,748,037       1,676,948
                                                    ----------      ----------
     Property, plant and equipment - net              $750,206      $1,413,607
                                                    ==========      ==========

     Provision for depreciation and amortization charged to operations for the years ended December 31, 2002 and 2001 amounted to $430,940 and $420,259, respectively, of which $90,491 and $90,667 are included as a component of cost of goods sold, respectively.


4.   LONG-TERM DEBT & NOTES PAYABLE

     Long-term debt consists of the following at December 31:

                                                        2002            2001
                                                    ----------      ----------
     Notes to stockholder                             $178,905        $178,905
     Avocet Instruments, Inc.                           44,207          55,104
     Dialog4 Engineering GmbH (see Note 6)             597,055               0
     Solectron GmbH (see Note 6)                       649,371               0
     Mortgage notes                                          0         349,082
     Vendor note                                        32,018          86,629
     Employee note                                      12,940          42,886
                                                    ----------      ----------
     Total long-term debt                            1,514,496         712,606
     Less current portion                            1,053,254         227,196
                                                    ----------      ----------
     Total long-term debt, less current portion       $461,242        $485,410
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

      In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. Accounts payable converted to N/P in 2002 amounted to $27,553. As of December 31, 2002 the balance of the notes payable and long-term debt has been reduced to $70,168, all of which is current.

Future minimum payments as of December 31, 2002 on the long-term debt are as follows:
              2003            $1,053,254
              2004               441,580
              2005                13,736
              2006                 5,926
                               ----------
                              $1,514,496
                              ==========

5.    NOTES PAYABLE

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

      In November, 2002 the Company and Harman verbally agreed which was later formalized to further extend the interest payments due July 15, 2002, August 1, 2002 and August 15, 2002 each in the amount of $42,410 and added the interest payments due September 15, 2002 along with the semi monthly payments due in October and November, each in the amount of $42,410 for a total that amounts to $339,280 to be payable to Harman on or before December 6, 2002. The formalized agreement amended the verbal agreement to require the Company to pay $100,000 of interest in arrears on or before December 20, 2002 and to continue to make timely payments.

      As of December 31, 2002 we are in arrears by fewer than eight interest installments in an aggregate amount of $324,190. As part of the Debt Restructure announced on March 27, 2003 (see below), Harman has agreed to add this unpaid interest to the total principal due (after receipt of the $1 million in principal payment and conversion of the $3.5 million of debt to equity stated in the recent debt restructuring agreement between Harman and the Company). See
Note 13.

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

      On January 23, 2003, Charles Brentlinger, the father of the Company's president, Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. The loan is repayable April 30, 2003, without interest. To induce Charles Brentlinger to make the loan, the Company issued options to him to purchase 1,000,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Charles Brentlinger may exercise the option at any time during the next 3 years. As of this time, he has not exercised any of this options.

6.    ACQUISITION OF DIALOG4 ASSETS

      On January 18, 2002, the Company acquired the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, is a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 has been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite, whose technology is to be considered state of the art at that time.

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


      The Company was willing to purchase the assets of Dialog4 for $1.7 million over its book value because management believed the cost to develop those products would have exceeded the 1.7 million. All goodwill is amortized over a 15-year period for tax reporting purposes.

      We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

      On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory of which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with the Settlement Agreement between Solectron and the Company whereby the Company will defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments will be allocated over the period of one year beginning in January 2003 increasing the installments to $43,194 per month over the same period of time. Beginning in January 2004 the installments will revert to $34,555 per month until the balance is paid in full July 2004. Mr. Brentlinger has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

7.    STOCKHOLDERS' EQUITY

      During the second and third quarters of 2000, the Company sold in a private placement, for $1.50 per share, 708,158 units of common stock and warrants under a subscription agreement (the "Subscription Agreement") with accredited investors. Under the Subscription Agreement, each unit consists of one share of the Company's common stock and one warrant (the "Class A Warrants") to purchase at an exercise price of $1.75 per share one share of the Company's common stock and one Class B Warrant (as defined). The Class A Warrant may be exercised for a sixty-day period following the registration of the shares issuable upon exercise of the Class A Warrants. The holder of a Class A Warrant shall not have the right to obtain a Class B Warrant if the Class A Warrant is not timely exercised. Each Class B Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.00 per share one share of Company's common stock and one Class C Warrant. The holder of a Class B Warrant shall not have the right to obtain a Class C Warrant if the Class B Warrant is not timely exercised, as defined in the Subscription Agreement. Each Class C Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.25 per share one share of Company's common stock and one Class D Warrant. The holder of a Class C Warrant shall not have the right to obtain a Class D Warrant if the Class C Warrant is not timely exercised, as defined in the Subscription Agreement. Each Class D Warrant, if and when issued, will be a warrant to purchase at an exercise price of $2.50 per share one share of Company's common stock. As of December 31, 2002 and 2001, none of the warrants had been exercised.

      On November 15, 2001, the Company extended the time in which the Class A Warrants may be exercised by adding 10 days on to the sixty-day period following the registration of the shares issuable. Subsequently, on January 23, 2002, the Company extended the exercise date for the Class A Warrants to February 23, 2002 while lowering the strike price from $1.75 to $1.00. Subsequently, on March 8, 2002 the Company issued 18,000 shares of unrestricted common stock in exchange for 18,000 Class A Warrants at $1.00 per share.

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

      On January 24, 2002 the Company issued to Malibu Holdings, LLC. 50,000 shares of restricted common stock in exchange for $50,000 of consulting services for a period of one year.

      On November 4, 2002 the Company issued 18,750 shares of restricted common stock to Ellen Brous, 18,750 shares of restricted common stock to Pipia Cophen & Associates and 12,500 shares of restricted common stock to Debra Fiakas when we engaged "HD Brous & Co., Inc." to advise and assist us in capital raising efforts. Refer to Note 12 for a more information.

      On November 12, 2002 the company issued 5,016 shares of restricted common stock in connection with Phil Zeni's employment contract.

      On December 9, 2002 the company issued 5,016 shares of restricted common stock in connection with Phil Zeni's employment contract.

8.    STOCK OPTIONS

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

      If the options that were issued to the directors were recorded under SFAS 123, "Accounting for Stock Based Compensation", using the Black Scholes fair value model, net loss for the year ended December 31, 2002 would have increased by approximately $125,000.

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

10.   SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

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

      International sales in 2002 and 2001 totaled $6,200,809 and $6,702,430, respectively. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed we require that sales out of our German office be paid in either Euros or US currency. All other export sales are in U.S currency.

     Our export sales by region are as follows:

     Region                     2002       %           2001       %
     ---------------------------------------------------------------
     Europe                  $3,191,977   51%        $2,676,880   40%
     Pacific Rim              1,629,428   26          2,217,607   33
     Latin and South America    532,844    9            712,026   11
     Canada and Mexico          656,169   11            908,442   13
     Other                      190,391    3            187,475    3
                             ----------  ----       ----------  ----
     Total                   $6,200,809  100%        $6,702,430  100%
                             ==========  ====       ==========  ====

11.   EMPLOYEE BENEFIT PLAN

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

12.   GOING CONCERN

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

      On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the Harman debt where the Company will privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company will then make a $1 million cash principal payment on its outstanding debt to Harman. Harman will allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman will agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRL common stock, for a number of shares of CRL common stock such that Harman will own 19% of the then-outstanding shares of CRL common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRL referred to in paragraph 1 above. The shares of CRL common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

      Harman will exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest will be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment prior to April 30, 2003.

      There can be no assurance that the Company's efforts will generate adequate liquidity will be timely or successful. The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 and/or be unable to continue as a going concern.

13.   COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company maintains its principal offices and warehouse in leased facilities in San Leandro, California, under an operating lease which expires on December 31, 2006. The lease agreement provides for minimum monthly rental payments ranging from $27,022 to $30,396. The Company is also responsible for the payments of (i) common area operating expenses (as defined),
(ii) utilities, and (iii) taxes. The Company also maintains its principal corporate offices and facilities in leased facilities in Tempe, Arizona, under an informal operating lease which expires on December 31, 2005. The Company is also responsible for the payments of (i) taxes and (ii) utilities.

On January 2, 2003, the company entered into an informal lease of the facilities at 1330 W. Auto Drive, Tempe, AZ, from Formosa International Systems Company, Inc. dba Ever Perfect Systems for a term ending December 31, 2005, with a rent of $24,500 per month, payable $13,500 in cash and $11,000 in authorized but unissued shares of CRL common stock valued at a 30 day closing average price of the common stock on the market for the preceding month. No formal lease has yet been signed. The new Tempe location will house our executive, administrative, sales, manufacturing and research staff

Future minimum lease payments relating to the above operating leases at December 31, 2002 are as follows:

                December 31,       Amount
                ------------       --------
                  2003             $618,264
                  2004              631,224
                  2005              631,224
                  2006              364,752
                                   --------
                                 $2,245,464
                                 ==========

Rent expense amounted to $371,219 and $374,489 (net of sublease income of $83,000) for the years ended December 31, 2002 and 2001, respectively. The office facility lease in Ludwigsburg, Germany is a month-to-month lease for approximately 750 square feet for $2,700 a month. In 2001 we received $6,916 per month under a sublease from our San Leandro facility that rented out 20,340 square feet of space.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On May 8, 2002, Altschuler, Melvoin and Glasser LLP of California ("AM&G of California"), the Registrant's independent public accountants, notified the Registrant of its withdrawal as the Registrant's independent public accounting firm. The withdrawal of AM&G of California was necessitated by the departure of that firm's partner in charge of audits of companies required to file periodic reports with the Securities and Exchange Commission. As a result of this partner's departure, AM&G of California will no longer be engaging as independent auditors for reporting companies. The Registrant has engaged Altschuler, Melvoin and Glasser LLP of Illinois ("AM&G of Illinois"), effective as of May 8, 2002, to serve as the Registrant's independent public accountants for the fiscal year 2002. Although AM&G of Illinois and AM&G of California are affiliated, they are separate entities.

      Since the Registrant's engagement of AM&G of California on June 26, 2001, there have been no disagreements between the Registrant and AM&G of California on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of AM&G of California, would have caused that firm to make reference thereto in connection with its reports.

      Since the Registrant's engagement of AM&G of Illinois on May 8, 2002, there have been no disagreements between the Registrant and AM&G of Illinois on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of AM&G of Illinois, would have caused that firm to make reference thereto in connection with its reports

      No report of AM&G of California on the financial statements of the Registrant for 2002 contained an adverse opinion or disclaimer of opinion or was modified as to audit scope or accounting principles. AM&G of California's report on the financial statements of the Registrant for the fiscal year ended December 31, 2001 contained a going concern modification.

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

                              Summary Compensation Table

                                                             Securities
Name and Principal          Fiscal                           Underlying      All Other
Position                     Year   Salary        Bonus      Options (#)(1)  Compensation
---------------------------  ----   -----------   ---------  --------------  ------------
Charles Jayson Brentlinger   2002   $170,594         -            -                -
President, Chief Executive   2001    169,739         -       1,365,005(2)          -
 Officer and Chairman        2000    125,000
 of the Board

Robert A. Orban              2002   $178,566         -          50,000(3)          -
 Vice President and          2001    178,093         -            -                -
 Chief Engineer              2000     93,910(4)

Greg J. Ogonowski            2002   $150,000         -            -                -
 Vice President of New       2001    149,627         -            -                -
 Product Development         2000     17,308(5)      -            -                -

Berthold F. Burkhardtsmaier  2002   $162,360(6)                              $19,088(7)
 Vice President of
 European Operations


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

(3) Represents options granted to Mr. Orban by the Board of Directors on January 23, 2002. The options, which vested immediately, are exercisable prior to January 23, 2005 at a purchase price of $1.00 per share. No options have been exercised under this grant.

(4) Represents Mr. Orban's compensation from May 31, 2000 to December 31, 2000.

(5) Represents Mr. Ogonowski's compensation from November 13, 2000 to December 31, 2000.

(6) Represents Mr. Burkhardtsmaier's compensation from January 18, 2002 to December 31, 2002.

(7) Represents Mr. Burkhardtsmaier's compensation for a company car and costs associated with the operating and maintenance of the vehicle from January 18, 2002 to December 31, 2002.

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

      On January 23, 2003, Charles Brentlinger, the father of the Company's president, Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. The loan is repayable April 30, 2003, without interest. To induce Charles Brentlinger to make the loan, the Company issued options to him to purchase 1,000,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Charles Brentlinger may exercise the option at any time during the next 3 years. As of this time, he has not exercised any of this options.


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

      Financial Statements:
      ---------------------                                      Page
                                                                -----
Independent Auditors' Report .................................... 35
Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2002 and 2001 ...... 39
  Consolidated Statements of Operations -
    For the Years Ended December 31, 2002 and 2001 .............. 41
  Consolidated Statements of Stockholders' Equity -
    For the Years Ended December 31, 2002 and 2001 .............. 42
  Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 2002 and 2001 .............. 43
  Notes to Financial Statements - December 31, 2002 and 2001..... 45


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

Exhibit
Number    Description

10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
10.21(12) Employment Agreement dated as of October 1, 2002 by and between
          Phillip T. Zeni and Circuit Research Labs, Inc.
10.22(12) Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
21.1*     Subsidiaries of Circuit Research Labs, Inc.
23.1* Consent of Altschuler, Melvoin and Glasser LLP (included on page 37 of this Report on Form 10-KSB/A)
23.2* Consent of Altschuler, Melvoin and Glasser LLP (included on page 38 of this Report on Form 10-KSB/A)
24.1(12)  Power of Attorney
99.1*     Section 906 Certification of Chief Executive Officer of the Company
99.2*     Section 906 Certification of Chief Financial Officer of the Company
99.3(11) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

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

(11) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.

(12) Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002.

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


ITEM 14.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this 2002 Form 10-KSB/A, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                           SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 2003.

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

Signature                        Title                         Date

/s/ C. Jayson Brentlinger        President, Chairman of the    April 29, 2003
------------------------------   Board and Chief Executive
C. Jayson Brentlinger            Officer


/s/ Gary D. Clarkson             Vice President, Secretary     April 29, 2003
------------------------------   and Director
Gary D. Clarkson


       *                         Vice President, Chief         April 29, 2003
------------------------------   Engineer and Director
Robert A. Orban


       *                         Executive Vice President,     April 29, 2003
------------------------------   Chief Operating Officer
Phillip T. Zeni, Sr.             and Director


       *                         Director                      April 29, 2003
------------------------------
Carl E. Matthusen


/s/ Robert W. McMartin           Vice President, Treasurer     April 29, 2003
------------------------------   and Chief Financial Officer
Robert W. McMartin               (principal accounting officer)


* By: Robert W. McMartin

                                 CERTIFICATIONS

I, C. Jayson Brentlinger, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Circuit Research Labs, Inc.;

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

Date: April 29, 2003

/s/ C. Jayson Brentlinger
-------------------------
Chief Executive Officer, President and
Chairman of the Board

I, Robert W. McMartin, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Circuit Research Labs, Inc.;

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

Date: April 29, 2003

/s/ Robert W. McMartin
----------------------
Vice President, Treasurer and
Chief Financial Officer

                          Exhibit Index
Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3(10)   Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000
10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000

10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11(10) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12(10) Employment Agreement, dated as of January 1, 2002, by and between
          Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14(10) Employment Agreement, dated as of January 1, 2002, by and between Gary
          D. Clarkson and Circuit Research Labs, Inc.
10.15(10) Employment Agreement, dated as of January 1, 2002, by and between
          William R. Devitt and Circuit Research Labs, Inc.
10.16(10) Employment Agreement, dated as of January 1, 2002, by and between
          Robert W. McMartin and Circuit Research Labs, Inc.
10.17(10) Employment Agreement, dated as of January 1, 2002, by and between Greg
          J. Ogonowski and Circuit Research Labs, Inc.
10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
10.21(12) Employment Agreement dated as of October 1, 2002 by and between
          Phillip T. Zeni and Circuit Research Labs, Inc.
10.22(12) Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
21.1*     Subsidiaries of Circuit Research Labs, Inc.
23.1* Consent of Altschuler, Melvoin and Glasser LLP (included on page 37 of this Report on Form 10-KSB/A)
23.2* Consent of Altschuler, Melvoin and Glasser LLP (included on page 38 of this Report on Form 10-KSB/A)
24.1(12)  Power of Attorney
99.1*     Section 906 Certification of Chief Executive Officer of the Company
99.2*     Section 906 Certification of Chief Financial Officer of the Company
99.3(11) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

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

(11) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.

(12) Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002.