Form 10QSB
period 2003-03-31
CIRCUIT RESEARCH LABS INC
filed 2003-05-20
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2003

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



                    1330 W. Auto Drive, Tempe, Arizona 85284
               (Address of principal executive offices) (Zip code)

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

  The number of shares outstanding of each class of our common equity as of May 15, 2003 is as follows:

Class of Common Equity                      Number of Shares
----------------------                      ----------------
Common Stock, par value $.10                3,837,204

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                      For the Quarter Ended March 31, 2003

                                Table of Contents


                                                                            Page

PART I  -  FINANCIAL INFORMATION  ............................................3

     ITEM  1.  FINANCIAL STATEMENTS ..........................................3

           Condensed Consolidated Balance Sheets -
           March 31, 2003 (unaudited) and December 31, 2002 ..................3

           Condensed Consolidated Statements of Operations -
           Three Months ended March 31, 2003 and 2002 (unaudited) ............5

           Condensed Consolidated Statements of Cash Flows -
           Three Months ended March 31, 2003 and 2002 (unaudited) ............6

           Notes to Condensed Consolidated Financial Statements  .............8


     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION  ...................................................15

     ITEM  3.  CONTROLS AND PROCEDURES  .....................................30


PART II -  OTHER INFORMATION  ...............................................31

     ITEM  1.  LEGAL PROCEDINGS  ............................................31

     ITEM  2.  CHANGES IN SECURITIES  .......................................31

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K  ............................31


SIGNATURE ...................................................................33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,       December 31,
                                                       2003            2002
                                                   -----------     -----------
ASSETS                                             (Unaudited)

CURRENT ASSETS:
    Cash                                              $184,295        $214,401
    Accounts receivable, trade, net                    907,380         645,655
    Inventories                                      2,370,389       2,305,194
    Other current assets                               165,413         105,161
                                                   -----------     -----------
          Total current assets                       3,627,477       3,270,411
                                                   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     657,938         750,206
                                                   -----------     -----------
OTHER ASSETS:
      Goodwill, net                                  7,476,008       7,476,008
      Other                                            287,732         287,582
                                                   -----------     -----------
                                                     7,763,740       7,763,590

TOTAL                                              $12,049,155     $11,784,207
                                                   ===========     ===========

(continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,       December 31,
                                                       2003            2002
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $1,401,146      $1,196,967
    Notes payable                                    8,688,150       8,520,150
    Current portion of long-term debt                1,126,513       1,053,254
    Accrued salaries and benefits                      431,620         373,603
    Customer deposits                                  151,609         255,281
    Other accrued expenses and liabilities             859,463         565,014
                                                   -----------     -----------
        Total current liabilities                   12,658,501      11,964,269
                                                   -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                   332,001         461,242
                                                   -----------     -----------
        Total Liabilities                           12,990,502      12,425,511
                                                   -----------     -----------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 3,806,846 issued as of
          March 31, 2003 and 3,767,404
          as of December 31, 2002)                     380,685         376,741
    Additional paid-in capital                       5,457,937       5,434,785
    Accumulated deficit                             (6,779,969)     (6,452,830)
                                                   -----------     -----------
        Total stockholders' deficit                   (941,347)       (641,304)
                                                   -----------     -----------
TOTAL                                              $12,049,155     $11,784,207
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   March 31,       March 31,
                                                       2003            2002
                                                   -----------     -----------

NET SALES                                           $2,775,575      $2,962,526
COST OF GOODS SOLD                                   1,312,088       1,560,004
                                                   -----------     -----------
Gross profit                                         1,463,487       1,402,522
                                                   -----------     -----------
OPERATING EXPENSES
    Selling, general and administrative              1,041,877       1,125,519
    Research and development                           379,195         315,000
    Depreciation                                        82,973          86,156
                                                   -----------     -----------
Total operating expenses                             1,504,045       1,526,675
                                                   -----------     -----------
LOSS FROM OPERATIONS                                   (40,558)       (124,153)
                                                   -----------     -----------
OTHER (INCOME) EXPENSE:
   Sundry Income                                       (11,393)         (4,913)
   Interest Expense                                    297,974         283,424
                                                   -----------     -----------
Total other expense                                    286,581         278,511
                                                   -----------     -----------
LOSS BEFORE INCOME TAXES                              (327,139)       (402,664)

PROVISION FOR INCOME TAXES                                   0               0
NET LOSS                                           -----------     -----------
                                                     ($327,139)      ($402,664)
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.09)         ($0.12)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted                                    3,806,846       3,472,569
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                   -----------     -----------
OPERATING ACTIVITIES:
   Net Loss                                          ($327,139)      ($402,664)

   Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and amortization                       105,992         104,890
   Provision for uncollectable accounts                                   (267)
   Stock compensation                                   27,096          50,000

Changes in assets and liabilities:
   Accounts receivable                                (261,725)       (515,841)
   Inventories                                         (65,195)        393,277
   Prepaid expenses and other assets                   (60,402)        (22,319)
   Accounts payable and accrued expenses               452,974         334,242
                                                   -----------     -----------
     Net cash used in operating activities            (128,399)        (58,682)
                                                   -----------     -----------
INVESTING ACTIVITIES:
   Capital expenditures                                (13,724)         (2,700)
                                                   -----------     -----------
     Net cash used in investing activities             (13,724)         (2,700)
                                                   -----------     -----------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                  168,000          23,405
   Principal payments on notes payable                      (0)        (50,733)
   Principal payments on long-term debt                (55,983)        (37,689)
   Proceeds from sale of common stock                        0          18,000
                                                   -----------     -----------
     Net cash provided by (used in)
       financing activities                            112,017         (70,422)
                                                   -----------     -----------
NET DECREASE IN CASH                                   (30,106)       (131,804)

CASH AT BEGINNING OF PERIOD                            214,401         280,895
                                                   -----------     -----------
CASH AT END OF PERIOD                                 $189,295        $149,091
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

(continued)

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                   -----------     -----------

Supplemental Disclosures of Cash Flow Information

    Cash paid for interest                            $107,916        $277,201
                                                   ===========     ===========

Supplemental schedule of non-cash investing and financing activities:

    Fair value of assets acquired including goodwill                $2,034,563
    Debt issued to seller                                             (750,000)
    Common Stock issued to seller                                   (1,250,000)
    Costs paid in 2002                                                 (34,563)
                                                                   ===========
                                                                            $0

    Common stock issued for consulting                      $0         $50,000
                                                   ===========     ===========

    Common stock issued for compensation               $27,096              $0
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 2003 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2003 and 2002 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002 have been prepared without audit.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating earnings per share for the three months ended March 31, 2003 the effects of 1,995,005 shares relating to options to purchase common stock and 1,395,690 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. For the three months ended March 31, 2002 the options and warrants to purchase 1,000,000 and 1,708,158 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                                                        Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                   -----------     -----------
  Numerator
    Net loss                                         ($327,139)      ($402,664)
                                                   ===========     ===========
  Denominator
    Weighted average shares                          3,806,846       3,472,569
                                                   ===========     ===========

  Basic and diluted loss per share                      ($0.09)         ($0.12)
                                                   ===========     ===========


b.   New accounting pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of this standard will have no effect on its consolidated results of operations or financial position.


     In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". This SFAS amends SFAS 123 and provides new guidance regarding the transition should an entity change from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. The company does not presently plan to adopt fair value accounting for employee stock based compensation cost.


     Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments for certain decisions made by the Financial Accounting Standards Board identified during the implementation of Statement 133 and amends Statement 133 to clarify the definition of a derivative. This statement is not expected to impact the company's financial reporting.

3.   INVENTORIES

     Inventories consist of the following at March 31, 2003 and December 31,
     2002:
                                                   March 31,       December 31,
                                                       2003            2002
                                                   -----------     -----------
                                                   (Unaudited)

            Raw materials and supplies              $2,506,373      $2,388,922
            Work in process                            969,522         993,160
            Finished goods                             435,888         464,506
                                                   -----------     -----------
            Total                                    3,913,783       3,846,588

            Less obsolescence reserve               (1,541,394)     (1,541,394)
                                                   -----------     -----------
            Inventories, net                        $2,370,389      $2,305,194
                                                   ===========     ===========

4.   LONG-TERM DEBT

     Long term-debt at March 31, 2003 consisted of the following:


            Note to stockholder                            $178,905
            Avocet Instruments, Inc.                         38,100
            Dialog4 Engineering GmbH (see Note 6)           597,055
            Solectron GmbH (see Note 6)                     603,511
            Vendor note                                      28,003
            Employee note                                    12,940
                                                         ----------
            Total long-term debt                         $1,458,514
            Less current portion                         (1,126,513)
                                                         ----------
            Total long-term debt, less current portion     $332,001
                                                         ==========


     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in
2001 sufficient for interest and some principal.   On November 12, 2001, the
Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of March 31, 2003, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus over due interest of $4,065.

     On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of March 31, 2003, we had paid a total of $55,447 on the note and the remaining unpaid balance was $12,940.

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

     In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short- term debt and $89,827 was long-term debt. Accounts payable converted to notes payable in 2002 amounted to $27,553. As of March 31, 2003 the balance of the notes payable and long-term debt has been reduced to $66,153, all of which is current.


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

     In November, 2002 the Company and Harman verbally agreed (which was later formalized) to further extend the interest payments due July 15, 2002, August 1, 2002 and August 15, 2002 each in the amount of $42,410 and added the interest payments due September 15, 2002 along with the semi monthly payments due in October and November, each in the amount of $42,410 for a total that amounts to $339,280 to be payable to Harman on or before December 6, 2002. The formalized agreement amended the verbal agreement to require the Company to pay $100,000 of interest in arrears on or before December 20, 2002 and to continue to make timely payments.

     Currently, as of May 16, 2003, we are in arrears for the interest installments on the Harman Obligation in an aggregate amount of $748,290. On March 27, 2003, we entered into an agreement with Harman that would allow a restructuring of the Harman debt where the Company would privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company would then make a $1 million cash principal payment on its outstanding debt to Harman. Harman would allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman would agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRL common stock, for a number of shares of CRL common stock such that Harman would own 19% of the then-outstanding shares of CRL common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRL referred to in paragraph 1 above. The shares of CRL common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

     Harman would exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest would be paid monthly. Mandatory principal payments would also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the end of the five years. The transaction was conditioned upon the $1,000,000 principal payment prior to April 30, 2003. On May 2, 2003 Harman agreed to extend the restructuring until May 16, 2003 at which time the Company had paid $200,000 toward the required $1,000,000 principal payment. Harman agreed to further extend the debt restructuring to May 31, 2003.

     On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Jayson Russell Brentlinger, loaned the Company $100,000 for its short term working capital needs. The loan is repayable April 30, 2003, without interest. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the option at any time during the next 3 years. As of May 9, 2003, the loan was paid was paid in full. Jayson Russell Brentlinger has not exercised any of the options.


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

     We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for Arbitration. Currently, no date has been set for the Arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration of the amounts due by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

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

     We were obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, we and Solectron executed a letter of understanding in connection with a Settlement Agreement under which Solectron has allowed us to defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments were to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time,(through July 2004). Beginning in January 2004, the installments were to revert to $34,555 per month until the balance is paid in full in July 2004. Mr. Brentlinger will also be required to sign a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. . On March 11, 2003 the Board of Directors resolved that Mr. Brentlinger be compensated for his guaranteeing the Solectron note and the Dialog4 note. His compensation of $143,995 (including $98,028 unpaid at March 31, 2003) was determined by calculating the difference between the stated interest rates of the notes and the interest rate we would have to pay for a high risk loan of 20%. Mr. Brentlinger has been given a choice to receive his compensation in the form of cash, shares, options or any combination there of.


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

RECENT DEVELOPMENTS

Harman Debt

     On May 2, 2003 Harman agreed to extend the restructuring until May 16, 2003 at which time the Company paid $200,000 toward the required $1,000,000 principal payment. Harman agreed to further extend the debt restructuring agreement to May 31, 2003. This is an extension of agreement we entered into on March 27, 2003 with Harman that would allow a restructuring of the Harman debt whereby the Company would privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company would then make a $1 million cash principal payment on its outstanding debt to Harman. Harman would allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman would agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRL common stock, for a number of shares of CRL common stock such that Harman would own 19% of the then-outstanding shares of CRL common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRL. The shares of CRL common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

     Harman would exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest would be paid monthly. Mandatory principal payments would also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the end of the five years. The transaction was conditioned upon the $1,000,000 principal payment prior to April 30, 2003. On May 2, 2003 Harman agreed to extend the restructuring until May 16, 2003 at which time the Company had paid $200,000 toward the required $1,000,000 principal payment. Harman agreed to further extend the debt restructuring to May 31, 2003.

     On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. The loan is repayable April 30, 2003, without interest. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Charles Brentlinger may exercise the option at any time during the next 3 years. As of May 9, 2003, the loan was paid was paid in full. Jayson Russell Brentlinger has not exercised any of the options.

Dialog4

     We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for arbitration. Currently, no date has been set for the arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration of the amounts due by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.


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

     On January 31, 2003 the Company changed its main supplier for its Codec products, which account for about 9% of the Company's net sales. The Company has not been able to ship many products from its German office since then and anticipates the new supplier to be shipping by mid June, 2003.

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


     On March 27, 2003, we entered into an agreement with Harman that would allow a restructuring of the Harman debt whereby the Company would privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company would then make a $1 million cash principal payment on its outstanding debt to Harman. Harman would allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman would agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRL common stock, for a number of shares of CRL common stock such that Harman would own 19% of the then-outstanding shares of CRL common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRL. The shares of CRL common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

     Harman would exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest would be paid monthly. Mandatory principal payments would also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment prior to April 30, 2003.

      On May 2, 2003 Harman agreed to extend the proposed restructuring until May 16, 2003 at which time the Company paid $200,000 toward the required 1,000,000 principal payment. Harman agreed to further extend the debt restructuring agreement to May 31, 2003.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:
                                                   For the Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                   -----------     -----------
     Revenues:
        Net sales                                   $2,775,575      $2,962,526
        Other income                                    11,393           4,913
                                                   -----------     -----------
           Total revenues                           $2,786,968      $2,967,439
                                                   ===========     ===========
     Gross profit on net sales                      $1,463,487      $1,402,522
     Gross profit margin                                    53%             47%
     EBITDA (1)                                        $76,827        ($33,084)
     Net cash used in operating activities           ($128,399)       ($58,682)
     Net cash used in investing activities            ($13,724)        ($2,700)
     Net cash provided by (used in)
       financing activities                           $112,017        ($70,422)
     Net loss                                        ($327,139)      ($402,664)
     Net loss as a percent of net sales                   (12%)           (14%)
     Loss per share - basic and diluted                 ($0.09)         ($0.12)

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Companies and analysts do not calculate this measure in the same fashion and, as a result, the measure presented may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. This information is not intended to assist investors in an analysis of our liquidity because there are a number of uses of cash that are excluded from the EBITDA measurement, as reported in our statement of cash flows. Rather, investors may wish to use this information as one of a number of points of comparison between our reported net loss in 2003 and 2002. None of the funds depicted by the EBITDA measure above were available for management's discretionary use. Management uses EBITDA to provide supplemental information that facilitates internal comparisons to historical operating performance and external comparisons to competitors operating performance. We include the EBITDA as a financial measure to provide transparency to investors.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

      Net Sales. Net sales during the three months ended March 31, 2003 were $2.8 million compared to $3.0 million during the comparable period in 2002 reflecting a decrease of 7%. The decrease in net sales was primarily attributable to a decrease in net sales for our German location due to the change of our supplier for our Codec products. These products accounted for about 9% of our net sales for fiscal period ending December 31, 2002. It is anticipated the new supplier will be shipping by mid June 2003. Our Orban division reported net sales of $2.7 million for the three months ended March 31, 2003 as compared to $2.8 million for the same period in 2002. This decrease was primarily a result from our inability to ship product from our German location. However, demand for our Orban Optimod products has picked up resulting in a backlog of $2.5 million as of March 31, 2003. Our CRL division reported net sales of $64,000 for the three months ended March 31, 2003 as compared to $172,000 for the same period in 2002, representing a decrease of 63%. This decrease was the result of our move on December 12, 2002. The Company moved its Tempe corporate offices and manufacturing to a new facility after the sale of the Tempe building. Orban Europe reported net sales of $71,000 during the three months ended March 31, 2003 compared to $327,000 during the comparable period in 2002 reflecting a decrease of 79%.

      Gross Profit.   Gross profit was 53% of net sales for the first quarter
ended March 31, 2003 compared to 47% for the same period in 2002. The 6% increase in gross profit is primarily due to increased production at the San Leandro facility while maintaining the same fixed overhead costs.

      Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2003 was $1,042,000, a decrease of 8% compared to $1,126,000 reported the first quarter of 2002. As a percentage of net sales, SG&A was 38% for the three months ended March 31, 2003 compared to 39% for the same period in 2002. The decrease in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses.

      Research and Development. Research and development expense was $379,000 for the three months ended March 31, 2003, an increase of 21% compared to $315,000 for the same period in 2002. The increase resulted from increased personnel.

      Other (Income) Expense.   Other expense, net for the three months ended
March 31, 2003 was $287,000 of which $254,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets. Other expense, net for the three months ended March 31, 2002 was $279,000, of which $255,000 represented interest expense to Harman. Interest expense was $298,000 for the three months ended March 31, 2003, a 2% increase over $283,000 reported for the same period in 2002. The increase represents the interest expense associated with the Second Amendment to the Asset purchase of Dialog4 assets and the Solectron note.

      Operationally, we are reporting a $77,000 profit for the three months ended March 31, 2003 before interest, taxes, depreciation and amortization (EBITDA) which represents approximately 3% of the total net sales in 2003 as compared to 2002 in which we reported a $33,000 loss before interest, taxes, depreciation and amortization (EBITDA) representing 1% of net sales. The increase in EBITDA is primarily due to the increased production of products at the San Leandro facility and reduced costs associated with SG&A.

      Net Loss. Net loss was $327,139 for the three months ended March 31, 2003 compared to $402,664 for the same period in 2002. Excluding the impact of the non-cash items, we would have reported a net loss $194,051 for the three months ended March 31, 2003 compared to a net loss of $248,041 for the same period in 2002.

      Non-cash expense items for the three months ended March 31, 2003 were as follows:

             $27,096      Stock compensation
             105,992      Depreciation
            --------
            $133,088      Total (representing 41% of the net loss for the year)
            ========

      Non-cash expense items for the three months ended March 31, 2002 were as follows:

               $(267)     Decrease in provision for uncollectible accounts
              50,000      Stock compensation
             104,890      Depreciation
            --------
            $154,623      Total  (representing 39% of the net loss for the year)
            ========

LIQUIDITY AND CAPITAL RESOURCES

     We had negative net working capital of approximately $9.0 million at March 31, 2003, and the ratio of current assets to current liabilities was .29 to 1. At March 31, 2002, we had net negative working capital of approximately $8.7 million and a current ratio of .27 to 1. The decrease in working capital is in part a result of our increased debt associated with our acquisition of the Dialog4 assets and in part from an increase in our in our payables and accrued liabilities.

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

     As described in Item 2 under the recent developments section, Harman and the Company are negotiating a transaction by which a principal reduction will be made by May 31, 2003.

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

     On March 27, 2003, we entered into an agreement with Harman that would allow a proposed restructuring of the Harman debt where the Company would privately place $1.5 million in common stock for cash consideration prior to April 30, 2003. The Company would then make a $1 million cash principal payment on its outstanding debt to Harman. Harman would allow the Company to retain the cash raised by the sale of its common stock in excess of the payment to Harman. Harman would agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRL common stock, for a number of shares of CRL common stock such that Harman would own 19% of the then-outstanding shares of CRL common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRL referred to in paragraph 1 above. The shares of CRL common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

     Harman would exchange the remaining $3.982 million plus accrued interest due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest would be paid monthly. Mandatory principal payments would also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment prior to April 30, 2003. On May 2, 2003 Harman agreed to extend the restructuring until May 16, 2003 at which time the Company paid $200,000 toward the required $1,000,000 principal payment. Harman agreed to further extend the debt restructuring agreement to May 31, 2003.

     Currently, as of May 16, 2003, we are in arrears for the interest installments on the Harman Obligation in an aggregate amount of $748,290.

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

     We still owe Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for arbitration. Currently, no date has been set for the arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration of the amounts due by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

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

     Accounts receivable were $907,000 at March 31, 2003 compared to $645,000 at December 31, 2002 representing a net increase of $262,000 or 29%. The increase is primarily due to an increase in sales from for the quarter ended March 31, 2003 compared to the quarter ended December 31, 2002.

     Total inventories were $2,370,000 at March 31, 2003 compared to total inventories of $2,305,000 at December 31, 2002. The value of inventory increased $65,000 or 3% due in part to the increased purchases of raw materials and work in process to meet the increased demand for our Optimod products.

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


     On June 12, 2000, we borrowed $68,387 from a non-management employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of March 31, 2003, we had paid a total of $55,447 on the note and the remaining unpaid balance was $12,940.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 822,035 at December 31, 2002 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,706,880 shares of our common stock issued and outstanding as of March 31, 2003, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 43.1% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this 2003 Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for arbitration before the German Institution of Arbitration. Currently, no date has been set for the arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration of the amounts due by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

     As of February 14, 2003, Berthold Burkhardtsmaier ceased to be an employee of the company. Mr. Burkhardtsmaier still remains a member of the Board of Directors. Berthold Burkhardtsmaier was Dialog4's managing director, and had become our Vice President of European Operations and was appointed to our board of directors in connection with the acquisition of the assets of Dialog4. We terminated Mr. Burkhardtsmaier for cause and he has appealed his termination to the labor court in Ludwigsburg, Germany., the location of our European office.


ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended March 31, 2003 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

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

     Mr. Phil Zeni was issued an aggregate of 39,442 shares during the quarter ended March 31 2003. Under his employment contract, Mr. Zenis' monthly base compensation is paid to him in shares of stock. The value of the stock for purposes of these payments is the monthly average closing price for the month in which the salary is earned.


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

99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman
        Acquisition Corp. dated as of March 27, 2003
99.2 * Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Acquisition Corp. dated as of May 16, 2003
99.3 *  Section 906 Certification of Chief Executive Officer of the Company
99.4 *  Section 906 Certification of Chief Financial Officer of the Company

*   Filed herewith.
(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.
(2) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Registrant's Report on Form 8-K dated May 13, 2002.
(4) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.
(5) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.

     (b) During the three months ended March 31, 2003, the Registrant filed the following reports on Form 8-K:

          None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CIRCUIT RESEARCH LABS, INC.


Dated: May 20, 2003              By: /s/ Robert W. McMartin
                                     --------------------------------
                                     Robert W. McMartin
                                     Vice President, Treasurer and
                                     Chief Financial Officer

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

Date: May 20, 2003                      /s/ C. Jayson Brentlinger
                                        ----------------------------
                                        Chief Executive Officer,
                                        President and
                                        Chairman of the Board

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

Date: May 20, 2003                      /s/ Robert W. McMartin
                                        ------------------------
                                        Chief Financial Officer,
                                        Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Description
Number

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of
        January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman
        Acquisition Corp. dated as of March 27, 2003
99.2 * Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Acquisition Corp. dated as of May 16, 2003
99.3 *  Section 906 Certification of Chief Executive Officer of the Company
99.4 *  Section 906 Certification of Chief Financial Officer of the Company

*   Filed herewith.
(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.
(2) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Registrant's Report on Form 8-K dated May 13, 2002.
(4) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.
(5) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.