Form 10QSB
period 2003-06-30
CIRCUIT RESEARCH LABS INC
filed 2003-08-14
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2003

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

  The number of shares outstanding of each class of our common equity as of August 14, 2003 is as follows:

Class of Common Equity                      Number of Shares
----------------------                      ----------------
Common Stock, par value $.10                3,891,335

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                      For the Quarter Ended March 31, 2003

                                Table of Contents


                                                                            Page

PART I  -  FINANCIAL INFORMATION  ............................................3

     ITEM  1.  FINANCIAL STATEMENTS ..........................................3

           Condensed Consolidated Balance Sheets -
           June 30, 2003 (unaudited) and December 31, 2002  ..................3

           Condensed Consolidated Statements of Operations -
           Three and Six Months ended June 30, 2003 and 2002 (unaudited)......5

           Condensed Consolidated Statements of Cash Flows -
           Six Months ended June 30, 2003 and 2002 (unaudited)    ............6

           Notes to Condensed Consolidated Financial Statements  .............8


     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  .........................15


     ITEM  3.  CONTROLS AND PROCEDURES  .....................................31


PART II -  OTHER INFORMATION  ...............................................32

     ITEM  1.  LEGAL PROCEDINGS  ............................................32

     ITEM  2.  CHANGES IN SECURITIES  .......................................32

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K  ............................33


SIGNATURE ...................................................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,       December 31,
                                                       2003            2002
                                                   -----------     -----------
ASSETS                                             (Unaudited)

CURRENT ASSETS:
    Cash                                              $259,776        $214,401
    Accounts receivable, trade, net                  1,169,092         645,655
    Inventories                                      2,244,365       2,305,194
    Other current assets                               129,024         105,161
                                                   -----------     -----------
          Total current assets                       3,802,257       3,270,411
                                                   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     584,100         750,206
                                                   -----------     -----------
OTHER ASSETS:
      Goodwill, net                                  7,476,008       7,476,008
      Other                                            287,732         287,582
                                                   -----------     -----------
                                                     7,763,740       7,763,590

TOTAL                                              $12,150,097      $11,784,207
                                                   ===========     ===========

(continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,        December 31,
                                                       2003            2002
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $1,347,882       $1,196,967
    Notes payable to shareholders                      130,000               0
    Notes payable                                    8,216,150       8,520,150
    Current portion of long-term debt                1,235,707       1,053,254
    Accrued salaries and benefits                      431,239         373,603
    Customer deposits                                  226,730         255,281
    Other accrued expenses and liabilities           1,117,723         565,014
                                                   -----------     -----------
        Total current liabilities                   12,705,431      11,964,269
                                                   -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                   202,449         461,242
                                                   -----------     -----------
        Total Liabilities                           12,907,880      12,425,511
                                                   -----------     -----------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 3,858,468 issued as of
        June 30, 2003 and 3,767,404 as of December
        31, 2002)                                      385,848         376,741
    Additional paid-in capital                       5,476,157       5,434,785
    Accumulated deficit                             (6,619,788)     (6,452,830)
                                                   -----------     -----------
        Total stockholders' deficit                   (757,783)       (641,304)
                                                   -----------     -----------
TOTAL                                              $12,150,097     $11,784,207
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
                                              ----------   ----------     ----------   ----------
                                                 2003         2002           2003         2002
                                              ----------   ----------     ----------   ----------
NET SALES                                     $3,390,417   $2,767,849     $6,165,992   $5,730,375
COST OF GOODS SOLD                             1,386,623    1,403,049      2,698,711    2,963,053
                                              ----------   ----------     ----------   ----------
Gross profit                                   2,003,794    1,364,800      3,467,281    2,767,322
                                              ----------   ----------     ----------   ----------

OPERATING EXPENSES
    Selling, general and administrative        1,148,536    1,143,424      2,190,413    2,268,943
    Research and development                     333,577      346,344        712,772      661,344
    Depreciation                                  65,247       86,029        148,220      172,185
    Amortization                                       0            0              0            0
                                              ----------   ----------     ----------   ----------
Total operating expenses                       1,547,360    1,575,797      3,051,405    3,102,472
                                              ----------   ----------     ----------   ----------
INCOME (LOSS) FROM OPERATIONS                    456,434     (210,997)       415,876     (335,150)
                                              ----------   ----------     ----------   ----------
OTHER (INCOME) EXPENSE:
   Sundry Income                                 (15,273)       1,866         (3,880)       5,779
   Interest Expense                             (280,980)    (287,182)      (578,954)    (570,606)
                                              ----------   ----------     ----------   ----------
Total other expense                             (296,253)    (286,316)      (582,834)    (564,827)
                                              ----------   ----------     ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX                  160,181     (497,313)      (166,958)    (899,977)

PROVISION FOR INCOME TAXES                             0            0              0            0
                                              ----------   ----------     ----------   ----------
NET INCOME (LOSS)                               $160,181    ($497,313)     ($166,958)   ($899,977)
                                              ==========   ==========     ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                                $0.04       ($0.13)        ($0.04)      ($0.25)
                                              ==========   ==========     ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED              3,837,161    3,706,880      3,811,885    3,590,372
                                              ==========   ==========     ==========   ==========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       2003            2002
                                                   -----------     -----------
OPERATING ACTIVITIES:
   Net Loss                                          ($166,958)      ($899,977)
   Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and amortization                       192,038         209,120
   Provision for uncollectable accounts                      0            (267)
   Stock compensation                                   50,479          50,000

Changes in assets and liabilities:
   Accounts receivable                                (523,437)       (226,403)
   Inventories                                          60,829         690,331
   Prepaid expenses and other assets                   (24,013)        (45,036)
   Accounts payable and accrued expenses               732,710         330,000
                                                   -----------     -----------
     Net cash provided by operating activities         321,648         107,768
                                                   -----------     -----------
INVESTING ACTIVITIES:
   Capital expenditures                                (25,932)        (13,900)
                                                   -----------     -----------
     Net cash used in investing activities             (25,932)        (13,900)
                                                   -----------     -----------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                  298,000
   Repayment of  shareholder advances                 (168,000)
   Principal payments on notes payable                (304,000)        (83,491)
   Principal payments on long-term debt                (76,341)       (187,057)
   Proceeds from sale of common stock                                   18,000
                                                   -----------     -----------
     Net cash used in financing activities            (250,341)       (252,548)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH                         45,375        (158,680)

CASH AT BEGINNING OF PERIOD                            214,401         280,895
                                                   -----------     -----------
CASH AT END OF PERIOD                                 $259,776        $122,215
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

(continued)

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       2003            2002
                                                   -----------     -----------

Supplemental Disclosures of Cash Flow Information

    Cash paid for interest                            $117,229        $568,043
                                                   ===========     ===========

Supplemental schedule of non-cash investing and financing activities:

    Fair value of assets acquired including goodwill                $2,034,563
    Debt issued to seller                                             (750,000)
    Common Stock issued to seller                                   (1,250,000)
    Costs paid in 2002                                                 (34,563)
                                                                   ===========
    Cash paid                                                               $0

    Common stock issued for consulting
      services rendered                                     $0         $50,000
                                                   ===========     ===========

    Common stock issued for compensation               $50,479              $0
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 2003 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2003 and 2002 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002 have been prepared without audit.

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


2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating earnings per share for the three and six months ended June 30, 2003, the effects of 1,995,005 and 3,245,005 shares respectively, relate to options to purchase common stock and 1,395,690 shares relating to warrant were not used for computing diluted earnings per share because the option price is greater then the market price. The 1,395,690 shares related to the Harman warrant ( Note 5 ) expired May 31, 2003. For the three and six months ended June 30, 2002 the options and warrants to purchase 1,565,005 and 1,279,775 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
                                              ----------   ----------     ----------   ----------
                                                 2003         2002           2003         2002
                                              ----------   ----------     ----------   ----------
  Numerator
    Net Income (loss)                            160,181     (497,313)      (166,958)    (899,977)
                                              ==========   ==========     ==========   ==========
  Denominator
    Weighted average shares                    3,837,161    3,706,880      3,811,885    3,590,372
                                              ==========   ==========     ==========   ==========
  Basic and diluted income (loss) per share        $0.04       ($0.13)        ($0.04)      ($0.25)
                                              ==========   ==========     ==========   ==========

b.   New accounting pronouncements

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

3.   INVENTORIES

     Inventories consist of the following at June 30, 2003 and December 31,
     2002:
                                                   June 30,       December 31,
                                                       2003            2002
                                                   -----------     -----------
                                                   (Unaudited)

            Raw materials and supplies              $2,331,550      $2,388,922
            Work in process                            986,100         993,160
            Finished goods                             468,109         464,506
                                                   -----------     -----------
            Total                                    3,785,759       3,846,588

            Less obsolescence reserve               (1,541,394)     (1,541,394)
                                                   -----------     -----------
            Inventories, net                        $2,244,365       $2,305,194
                                                   ===========     ===========

4.   LONG-TERM DEBT

     Long term-debt at June 30, 2003 consisted of the following:


            Note to stockholder                            $178,905
            Avocet Instruments, Inc.                         44,207
            Dialog4 Engineering GmbH (see Note 6)           597,055
            Solectron GmbH (see Note 6)                     579,736
            Vendor note                                      28,003
            Employee note                                    10,250
                                                         ----------
            Total long-term debt                         $1,438,156
            Less current portion                         (1,235,707)
                                                         ----------
            Total long-term debt, less current portion     $202,449
                                                         ==========


     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in
2001 sufficient for interest and some principal.   On November 12, 2001, the
Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of June30, 2003, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $5,392.

     On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of March 31, 2003, we had paid a total of $55,447 on the note and the remaining unpaid balance was $10,250.

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

     In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short- term debt and $89,827 was long-term debt. Accounts payable converted to notes payable in 2002 amounted to $27,553. As of June 30, the balance of the notes payable and long-term debt has been reduced to $28,003, all of which is current.


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

     The Company received several payment extensions on the Tranche A and B notes. First, in exchange for $150,000 cash and an increase in the interest rates to 12 percent per annum for both the Tranche A and Tranche B notes, Harman extended the maturity date of the Tranche B note to November 30, 2000. The maturity date of the Tranche B note was subsequently extended several additional times without fees or other significant changes to the original terms of the note and was due in full on April 30, 2002. Also, the first principal payment on the Tranche A note of $250,000, originally due March 31.

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

     We are in arrears for`interest installments on the Harman obligation in an
aggregate amount of $747,754 (at a rate of 12% per annum). 	Management for some
time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000, which currently bears interest of 12% per annum.  If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003, $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,182,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed.

      On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full To induce Jayson Russull Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the option at any time during the next 3 years. Jayson Russell Brentlinger has not exercised any of the options.

     On February 20, 2003 Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan the company has given him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of August 14, 2003, Mr. Orban to date has not made a decision on his form of compensation.


     On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt restructure. The loan is due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company promised 2
(two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a Private Placement is offered to raise the $1,000,000 to satisfy the terms of the Harman debt restructure which ever occurs last. Two other shareholders loaned the company $10,000 and $20,000 respectively, both signing one year notes accruing interest at rate of 9% per annum. Both notes will be due and payable with interest in June 2004.

     We have applied $300,000 in payments to Harman during the three months ended June 30 2003 to reduce the amount of principal to $8,182,000. The $300,000 may be re allocated to interest depending on the ongoing negotiations with Harman.

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

     The Company owes Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded we register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for Arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties represented in the Asset Purchase Agreement. The Company is required to file a formal statement of defense by August 25, 2003. No date has been set for the Arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

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

     The Company was obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with a Settlement Agreement under which Solectron has allowed us to defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments were to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time,(through July 2004). Beginning in January 2004, the installments were to revert to $34,555 per month until the balance is paid in full in July 2004. Mr. Brentlinger will also be required to sign a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr.
Brentlinger should he be required to make any payment under this guarantee.   On
March 11, 2003 the Board of Directors resolved that Mr. Brentlinger be compensated for his guaranteeing the Solectron note and the Dialog4 note. His compensation of $143,995 (including $60,061 unpaid at June 30, 2003) was determined by calculating the difference between the stated interest rates of the notes and the interest rate we would have to pay for a high risk loan of 20%. Mr. Brentlinger has been given a choice to receive his compensation in the form of cash, shares, options or any combination there of.

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

RECENT DEVELOPMENTS

Harman Debt

     Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000, which currently bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), and the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003, $3,500,000 of the unpaid balance will be converted into shares equal to 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,182,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed.


Dialog4

     The Company owes Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an unseccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for Arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties represented in the Asset Purchase Agreement. The Company is required to file a formal statement of defense by August 25, 2003. No date has been set for the Arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.


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

     We incurred losses of $2,135,039 and $2,046,640 during the years ended December 31, 2002 and 2001, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman. Under the terms of the debt restructure agreement; Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.


      On January 23, 2003, Jayson Russull Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. The loan is repayable April 30, 2003, without interest. To induce Jayson Russull Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the option at any time during the next 3 years. As of May 9, 2003, the loan was paid was paid in full. Jayson Russell Brentlinger has not exercised any of the options.

     On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt restructure. The loan is due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company will issue 2
(two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a Private Placement is offered to raise the 1,000,000 to satisfy the terms of the Harman debt restructure which ever occurs last. Two other shareholders loaned the company $10,000 and $20,000 respectively, both signing one year notes accruing interest at rate of 9% per annum. The notes will be due and payable with interest in June 2004.

     We have applied $300,000 in payments to Harman during the three months ended June 30 2003 to reduce the amount of principal to 8,182,000. The $300,000 may be re allocated to interest depending on the ongoing negotiations with Harman.

     Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,500,000, which currently bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003, $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,500,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
                                              ----------   ----------     ----------   ----------
                                                 2003         2002           2003         2002
                                              ----------   ----------     ----------   ----------
     Revenues:
        Net sales                             $3,390,417   $2,767,849     $6,165,992   $5,730,375
        Other income (expense)                   (15,273)       1,866     (3,880)           5,779
                                              ----------   ----------     ----------   ----------
           Total revenues                     $3,375,144   $2,769,715     $6,162,112   $5,736,154
                                              ==========   ==========     ==========   ==========
     Gross profit on net sales                $2,003,794   $1,364,800     $3,467,281   $2,767,322
     Gross profit margin                              59%          49%            56%          48%
     Net cash provided by operating activities  $450,047     $166,450       $321,648     $107,768
     Net cash used in investing activities      ($12,208)    ($11,200)      ($25,932)    ($13,900)
     Net cash used in financing activities     ($362,358)    (182,126)      (250,341)    (252,548)
     Net income (loss)                           160,181     (497,313)      (166,958)     (899,977)
     Net income (loss) as a percent of net sales       5%         (18%)           (3%)        (16%)
     Income (loss) per share - basic and diluted   $0.04       ($0.13)        ($0.04)      ($0.25)

                    THREE AND SIX MONTHS ENDED JUNE 30, 2003
            COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Net Sales. Net sales during the three and six months ended June 30, 2003 were $3.4 million and 6.2 million, respectively, compared to $2.8 million and
5.7 during the comparable periods in 2002 respectively, reflecting an increase of 22% and a 9% respectively. The increase in net sales was primarily attributable to an increase in demand for our product. Our Orban division reported net sales for the three and six months ended June 30, 2003 of $2.9 million and $5.6 million, respectively, compared to $2.6 million and $4.8 million for the same periods in 2002. This increase was primarily a result of an increased demand from our single largest customer by 28% during the three months ended June 30, 2003 and 40% for the six months ended June 30 2003 as compared to the same periods in 2002. Our CRL division reported net sales for the three and six months ended of $198,000 and $261,000, respectively, compared to $152,000 and $324,000 for the same periods in 2002, representing an increase of 23% and decrease of 19%, respectively. This overall decrease was the result of our move on December 12, 2002.The Company moved its corporate offices and
manufacturing to a new facility after the sale of its Tempe building.    Net
sales for Orban Europe during the three and six months ended June 30, 2003 were $190,000 and $261,000 respectively, as compared to $243,000 and $570,000 for the same periods in 2002 reflecting a decrease of 21% and 54%. The decrease was attributable to the change in suppliers for its Codec products.

     Gross Profit.   Gross profit for the three and six months June 30, 2003 was
59% and 56% respectively, compared to 49% and 48% for the same periods in 2002. The increase of 21% and 17% respectively in gross profit is primarily due to increased production runs in the San Leandro facility effectively reducing the indirect costs associated with set up and labor. The higher production volume while maintaining the same fixed overhead allows for a reduced "per unit" cost.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 2003 were $1,149,000 and $2,190,000 respectively representing a decrease of 0% and 3% respectively compared to $1,143,000 and $2,269,000 reported the same periods during 2002. As a percentage of net revenue, SG&A decreased from 42% for the three months ended June 30, 2002 to 34% for the same period in 2003. SG&A as a percentage of net revenue decreased from 40% the six months to 36% for the period in 2003. The decrease in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses. associated with reduction in our market costs. The fixed component of SG&A has also decreased due to employee attrition.

     Research and Development. Research and development expense during the three and six months ended June 30, 2003 were $334,000 and $713,000 respectively, compared to $346,000 and $661,000 during the comparable periods for 2002, respectively, reflecting a decrease of 4% and an increase of 8%. The overall increase is due to an increase in personnel.

     Other (Income) Expense.   Other expense, net for the three and six months
ended June 30, 2003 was $296,000 and $583,000, respectively, of which $253,000 and $508,000 respectively, represents interest to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets. Other expense, net for the three and six months ended June 30, 2002 was $286,000 and $565,000 respectively, of which $255,000 and $510,000 respectively, represented interest to Harman. Interest expense during the three and six months ended June 30, 2003 was $281,000 and $579,000 respectively compared to $287,000 and $571,000 for the same periods in 2002, respectively, reflecting an decrease of 2% and an increase of 1% respectively. The decrease for the three months ended is due to the reduction of the Harman principal by 300,000. The 1% increase represents the interest expense associated with the Second Amendment to the Asset purchase of Dialog4 assets and the agreement with Solectron.

     Net Income (Loss). Net income (loss) for the three and six months ended June 30, 2003 was $160,181 and ($166,958) respectively compared to net loss of $497,000 and $900,000 for the same periods in 2002. Excluding the impact of the non-cash items, we would have reported a net income of $75,559 for the six months ended June 30, 2003 compared to net loss of $641,000 for the same period in 2002.

      Non-cash expense items for the six months ended June 30, 2003 were as follows:

            50,479      Stock compensation
          $192,038      Depreciation
          --------
          $242,517      Total (representing 145% of the net loss for the period)
          ========

      Non-cash expense items for the six months ended June 30, 2002 were as follows:

             $(267)     Decrease in provision for uncollectible accounts
            50,000      Stock compensation
           209,120      Depreciation
          --------
          $258,853      Total (representing 29% of the net loss for the period)
          ========

LIQUIDITY AND CAPITAL RESOURCES

     We had negative net working capital of approximately $8.9 million at June 30, 2003, and the ratio of current assets to current liabilities was .30 to 1. At June 30, 2002, we had net negative working capital of approximately $7.7 million and a current ratio of .31 to 1. The decrease in working capital is from an increase in accrued interest.

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

     We have applied $300,000 in payments to Harman during the three months ended June 30 2003 to reduce the amount of principal to $8,182,000. The $300,000 may be re allocated to interest depending on the ongoing negotiations with Harman.

     As described in Item 2 under the recent developments section, Harman and the Company are negotiating a restructure by which Harman will reduce the rate of interest from 12 percent per annum to 6 percent per annum.

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

     As of May 15, 2003 we are in arrears for the interest installments on the Harman obligation in an aggregate amount of $748,290.

     On January 18, 2002 we acquired the assets of Dialog4 System Engineering GmbH. We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of our common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002, we executed an amendment to the Asset Sale and Purchase Agreement with Dialog4. The amended agreement extends the term of our payments to Dialog4 over twenty months while reducing the amount of the monthly payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

     The Company still owes Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.


     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for Arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties represented in the Asset Purchase Agreement. The Company is required to file a formal statement of defense by August 25, 2003. No date has been set for the Arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

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

     Accounts receivable net were $1,169,000 at June 30, 2003 compared to $646,000 at December 31, 2002 representing a net increase of $523,000 or 81%. The increase is primarily due to an increase in sales from for the quarter ended June 30, 2003 compared to the quarter ended December 31, 2002.

     Total inventories were $2,244,000 at June 30, 2003 compared to total inventories of $2,305,000 at December 31, 2002. The value of inventory decreased $61,000 or 3% due in part to the use of some raw material.

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

     Approximately $9,573,000 of our total indebtedness is due and payable by December 31, 2003, unless with respect to the $8,182,000 due Harman, payment is demanded at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his outstanding stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

     On June 12, 2000, we borrowed $68,387 from a non-management employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of June 30, 2003, we had paid a total of $58,137 on the note and the remaining unpaid balance was $10,250.

     On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full To induce Jayson Russull Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the option at any time during the next 3 years. Jayson Russell Brentlinger has not exercised any of the options.

     On February 20, 2003 Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan the company has given him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of August 14, 2003, Mr. Orban to date has not made a decision on his form of compensation.

     On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt restructure. The loan is due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company promised 2
(two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a Private Placement is offered to raise the $1,000,000 to satisfy the terms of the Harman debt restructure which ever occurs last. Two other shareholders loaned the company $10,000 and $20,000 respectively, both signing one year notes accruing interest at rate of 9% per annum. Both notes will be due and payable with interest in June 2004.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 822,035 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,858,468 shares of our common stock issued and outstanding as of June 30, 2003, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 41.9% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

     Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On June 30, 2003, the last sale price of our common stock on the OTC Bulletin Board was $0.36 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

     On April 29, 2003, the Company was notified that Dialog4 has filed a demand for Arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties represented in the Asset Purchase Agreement. The Company is required to file a formal statement of defense by August 25, 2003. No date has been set for the Arbitration hearing. There is no assurance that we can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original asset purchase agreement. We believe we have defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

     As of February 14, 2003, Berthold Burkhardtsmaier ceased to be an employee of the company. Mr. Burkhardtsmaier remains a member of the Board of Directors. Berthold Burkhardtsmaier was Dialog4's managing director, and had become our Vice President of European Operations and was appointed to our board of directors in connection with the acquisition of the assets of Dialog4. We terminated Mr. Burkhardtsmaier for cause and he has appealed his termination to the labor court in Ludwigsburg, Germany, the location of our European office.


ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended June 30, 2003 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

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

     Mr. Phil Zeni was issued an aggregate of 51,622 shares during the quarter ended June 30 2003. Under his employment contract, Mr. Zenis' monthly base compensation is paid to him in shares of stock. The value of the stock for purposes of these payments is the monthly average closing price for the month in which the salary is earned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number  Description

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of
        January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman
        Acquisition Corp. dated as of March 27, 2003
99.2(6) Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc.
        and Harman Acquisition Corp. dated as of May 16, 2003
99.3 *  Section 906 Certification of Chief Executive Officer of the Company
99.4 *  Section 906 Certification of Chief Financial Officer of the Company

*   Filed herewith.
(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.
(2) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Registrant's Report on Form 8-K dated May 13, 2002.
(4) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.
(5) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.
(6) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2003.

     (b) During the three months ended June 30, 2003, the Registrant filed the following reports on Form 8-K:

          Form 8-K (Item 7 and 9) filed on April 1, 2003 announced a letter agreement between the Registrant and Harman Acquisiton Corp.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CIRCUIT RESEARCH LABS, INC.


Dated: August 14, 2003              By: /s/ Robert W. McMartin
                                     --------------------------------
                                     Robert W. McMartin
                                     Vice President, Treasurer and
                                     Chief Financial Officer

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

Date: August 14, 2003               /s/ C. Jayson Brentlinger
                                        ----------------------------
                                        Chief Executive Officer,
                                        President and
                                        Chairman of the Board

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

Date: August 14, 2003               /s/ Robert W. McMartin
                                        ------------------------
                                        Chief Financial Officer,
                                        Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Description
Number

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of
        January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman
        Acquisition Corp. dated as of March 27, 2003
99.2(6) Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc.
        and Harman Acquisition Corp. dated as of May 16, 2003
99.3 *  Section 906 Certification of Chief Executive Officer of the Company
99.4 *  Section 906 Certification of Chief Financial Officer of the Company

*   Filed herewith.
(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.
(2) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Registrant's Report on Form 8-K dated May 13, 2002.
(4) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.
(5) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.
(6) Previously filed with the Registrant's Form 10-QSB for the first quarter ended March 31, 2003.