Form 10QSB/A
period 2003-06-30
CIRCUIT RESEARCH LABS INC
filed 2003-08-20
CIK 725897

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

EXPLANATORY NOTE: The registrant is amending "Item 6. Exhibits and Reports on Form 8-K" of its quarterly report on Form 10-QSB for the quarter ended June 30, 2003 (the Form 10-QSB Report), which Form 10-QSB Report was filed with the Commission on August 14, 2003. This amendment includes the new forms of the executive officer and financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002, as provided for in the Commission's Release No. 33-8238 dated June 5, 2003. The registrant inadvertently included the old forms of such certifications in the Form 10-QSB Report.

The Form 10-QSB Report is amended as follows:

a. Item 6 of the Form 10-QSB Report is deleted in its entirety and replaced by the following Item 6, and

b. The Certifications dated August 14, 2003 of the registrant's chief executive officer and its chief financial officer, which were filed as pages immediately following the signature page of the Form 10-QSB, are deleted and Exhibits 99.1 and 99.2 filed as part of the Report on Form 10-QSB are deleted, and the foregoing deleted Certifications and Exhibits are replaced by Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, filed herewith.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number  Description

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of
        January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman
        Acquisition Corp. dated as of March 27, 2003
99.2(6) Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc.
        and Harman Acquisition Corp. dated as of May 16, 2003
31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2 Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).

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

     (b) During the three months ended June 30, 2003, the Registrant filed the following reports on Form 8-K:

          Form 8-K (Item 7 and 9) filed on April 1, 2003 announced a letter agreement between the Registrant and Harman Acquisition Corp.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CIRCUIT RESEARCH LABS, INC.


Dated: August 20, 2003              By: /s/ Robert W. McMartin
                                     --------------------------------
                                     Robert W. McMartin
                                     Vice President, Treasurer and
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Description
Number

2.1(1)  Asset Sale and Purchase Agreement, dated as of November 16, 2001, among
        Dialog4 System Engineering GmbH, Berthold   Burkhardtsmaier,  Cornelia
        Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of
        January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4) Form of Circuit Research Labs, Inc. Stock Option Agreement
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman
        Acquisition Corp. dated as of March 27, 2003
99.2(6) Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc.
        and Harman Acquisition Corp. dated as of May 16, 2003
31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2 Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).

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