Form 10QSB
period 2003-09-30
CIRCUIT RESEARCH LABS INC
filed 2003-11-14
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2003

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

  The number of shares outstanding of each class of our common equity as of November 14, 2003 is as follows:

Class of Common Equity                      Number of Shares
----------------------                      ----------------
Common Stock, par value $.10                4,144,253

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                    For the Quarter Ended September 30, 2003

                                Table of Contents

                                                                            Page

PART I  -  FINANCIAL INFORMATION  ............................................3

     ITEM  1.  FINANCIAL STATEMENTS ..........................................3

           Condensed Consolidated Balance Sheets -
           September 30, 2003 (unaudited) and December 31, 2002  .............3

           Condensed Consolidated Statements of Operations - Three and Nine
           Months ended September 30, 2003 and 2002 (unaudited)...............5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months ended September 30, 2003 and 2002 (unaudited)    ......6

           Notes to Condensed Consolidated Financial Statements  .............8


     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  .........................15


     ITEM  3.  CONTROLS AND PROCEDURES  .....................................27


PART II -  OTHER INFORMATION  ...............................................28

     ITEM  1.  LEGAL PROCEDINGS  ............................................28

     ITEM  2.  CHANGES IN SECURITIES  .......................................28

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K  ............................29


SIGNATURE ...................................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2003            2002
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                              $321,712        $214,401
    Accounts receivable, trade, net                    939,785         645,655
    Inventories                                      2,288,093       2,305,194
    Other current assets                               187,233         105,161
                                                   -----------     -----------
      Total current assets                           3,736,823       3,270,411
                                                   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     579,779         750,206
                                                   -----------     -----------
OTHER ASSETS:
      Goodwill, net                                  7,476,008       7,476,008
      Other                                            328,186         287,582
                                                   -----------     -----------
                                                     7,804,194       7,763,590

TOTAL                                              $12,120,796     $11,784,207
                                                   ===========     ===========

(continued)
                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2003            2002
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                $1,309,712      $1,196,967
    Notes payable to shareholders                      130,000               0
    Notes payable                                    8,004,494       8,520,150
    Current portion of long-term debt                1,386,171       1,053,254
    Accrued salaries and benefits                      571,809         373,603
    Customer deposits                                   67,407         255,281
    Other accrued expenses and liabilities           1,274,290         565,014
                                                   -----------     -----------
        Total current liabilities                   12,743,884      11,964,269

LONG-TERM DEBT, LESS CURRENT PORTION                    22,991         461,242
                                                   -----------     -----------
        Total Liabilities                           12,766,875      12,425,511
                                                   -----------     -----------
STOCKHOLDERS' DEFICIT:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 3,916,420 issued
        as of September 30, 2003
        and 3,767,404 as of December 31, 2002)         391,643         376,741
    Additional paid-in capital                       5,496,090       5,434,785
    Accumulated deficit                             (6,533,811)     (6,452,830)
                                                   -----------     -----------
        Total stockholders' deficit                   (646,078)       (641,304)
                                                   -----------     -----------
TOTAL                                              $12,120,796     $11,784,207
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                             CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                 2003         2002           2003         2002
                                              ----------   ----------     ----------   ----------
NET SALES                                     $3,240,224   $2,537,576     $9,406,216   $8,267,951
COST OF GOODS SOLD                             1,420,144    1,287,500      4,118,855    4,250,553
                                              ----------   ----------     ----------   ----------
      Gross profit                             1,820,080    1,250,076      5,287,361    4,017,398
                                              ----------   ----------     ----------   ----------
OPERATING EXPENSES:
      Selling, general and administrative      1,080,814    1,049,737      3,271,247    3,318,680
      Research and development                   309,900      416,384      1,022,672    1,077,728
      Depreciation                                28,998       86,453        177,218      258,638
                                              ----------   ----------     ----------   ----------
      Total operating expenses                 1,419,712    1,552,574      4,471,137    4,655,046
                                              ----------   ----------     ----------   ----------
INCOME (LOSS) FROM OPERATIONS                    400,368     (302,498)       816,224     (637,648)
                                              ----------   ----------     ----------   ----------
OTHER INCOME (EXPENSE)
      Sundry income (expense)                    (31,591)      35,954        (35,471)      41,733
      Interest expense                          (282,773)    (287,877)      (861,727)    (858,483)
                                              ----------   ----------     ----------   ----------
      Total other expense                       (314,364)    (251,923)      (897,198)    (816,750)
                                              ----------   ----------     ----------   ----------

INCOME (LOSS) BEFORE INCOME TAX                  $86,004    ($554,421)       (80,974)  (1,454,398)
PROVISION FOR INCOME TAXES                             0            0              0            0
NET INCOME (LOSS)                             ----------   ----------     ----------   ----------
                                                 $86,004    ($554,421)      ($80,974) ($1,454,398)
                                              ==========   ==========     ==========   ==========


Basic EPS                                          $0.02       ($0.15)        ($0.02)      ($0.40)
Diluted EPS                                        $0.02       ($0.15)        ($0.02)      ($0.40)

Weighted average shares outstanding - basic    3,892,823    3,706,880       3,839,161   3,629,635
Dilutive Options                               1,250,000
Weighted average shares outstanding - diluted  5,142,823    3,706,880       3,839,161   3,629,635

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                        2003            2002
                                                      --------        --------
OPERATING ACTIVITIES:
   Net loss                                          ($80,974)     ($1,454,398)
   Adjustments to reconcile net loss to net cash
   provided by operating activities
      Depreciation                                     242,688         322,599
      Provision for uncollectable accounts                                (267)
      Stock compensation                                76,207          50,000

   Changes in assets and liabilities:
      Accounts receivable                             (294,130)       (203,518)
      Inventories                                       17,101         910,331
      Other assets                                    (122,676)        (85,451)
      Accounts payable and accrued expenses            832,346         735,511
                                                      --------        --------
        Net cash provided by operating activities      670,562         274,807
                                                      --------        --------
INVESTING ACTIVITIES:
   Capital expenditures                                (72,261)        (22,979)
                                                      --------        --------
        Net cash used in investing activities          (72,261)        (22,979)
                                                      --------        --------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                  298,000
   Repayment of shareholder advances                  (168,000)
   Principal payments on notes payable                (515,656)        (84,991)
   Principal payments on long-term debt               (105,334)       (323,104)
   Proceeds from sale of common stock                                   18,000
                                                      --------        --------
        Net cash used in financing activities         (490,990)       (390,095)
                                                      --------        --------
NET INCREASE (DECREASE) IN CASH                        107,311        (138,267)

CASH AT BEGINNING OF PERIOD                            214,401         280,895
                                                      --------        --------
CASH AT END OF PERIOD                                 $321,712        $142,628
                                                      ========        ========

See accompanying notes to consolidated condensed financial statements.

(continued)
                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         Nine Month Ended
                                                           September 30,
                                                       2003            2002
                                                    ----------      ----------
Supplemental Disclosures of Cash Flow Information

     Cash paid for interest                           $134,995        $675,995
                                                    ==========      ==========
Supplemental schedule of non-cash
investing and financing activities:
    Fair value of assets acquired including goodwill                $2,034,563
    Debt issued to seller                                             (750,000)
    Common Stock issued to seller                                   (1,250,000)
                                                                    ----------
        Costs paid in 2001                                             (34,563)

    Common stock issued for
      consulting services rendered                          $0         $50,000
                                                    ==========      ==========
    Conversion of accounts payable to note payable          $0         $11,038
                                                    ==========      ==========
    Solectron inventory purchase
      financed with long term debt                          $0        $829,328
                                                    ==========      ==========
   Common stock issued for compensation                $76,207              $0
                                                    ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 2003 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 have been prepared without audit.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


2.    Significant Accounting Policies are as follows:

a.    Net loss per share

      In calculating earnings per share for the three and nine months ended September 30, 2003, the effects of 1,995,005 and 3,245,005 shares, respectively, relating to options to purchase common stock and 1,395,690 shares relating to a warrant to purchase common stock were not used for computing diluted earnings per share because the option and the warrant exercise prices are greater than the market price of the underlying stock. The 1,395,690 shares related to the Harman warrant ( see Note 5 ) expired May 31, 2003. For the three and nine months ended September 30, 2002 the options and warrants to purchase 1,565,005 and 1,279,775 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statements of operations. Earnings per share is calculated as follows:

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                       2003         2002           2003        2002
                                    ---------    ---------      --------    ---------
Numerator
Net Income (loss)                      86,004     (554,421)      (80,974)  (1,454,398)
                                    =========    =========      =========   =========
Denominator
Weighted average shares - basic     3,892,823    3,706,880      3,839,161   3,629,635
                                    =========    =========      =========   =========
Weighted average shares - diluted   5,142,823    3,706,880      3,839,161   3,629,635
                                    =========    =========      =========   =========

Basic income (loss) per share           $0.02       ($0.15)        ($0.02)     ($0.40)
                                    =========    =========      =========   =========
Diluted income (loss) per share         $0.02       ($0.15)        ($0.02)     ($0.40)
                                    =========    =========      =========   =========

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

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS 150 on its results of operations, financial position or consolidated cash flows.

3.    INVENTORIES

      Inventories consist of the following at September 30, 2003 and December 31, 2002:

                                       September 30,     December 31,
                                          2003              2002
                                       ----------        ----------
                                       (Unaudited)

      Raw materials and supplies       $2,366,251        $2,388,922
      Work in process                   1,006,064           993,160
      Finished goods                      457,172           464,506
                                       ----------        ----------
        Total                           3,829,487         3,846,588
      Less obsolescence reserve        (1,541,394)       (1,541,394)
                                       ----------        ----------
        Inventories, net               $2,288,093        $2,305,194
                                       ==========        ==========

4.    LONG-TERM DEBT

Long term-debt at September 30, 2003 consisted of the following:

      Note to stockholder                                  $178,905
      Avocet Instruments, Inc.                               41,154
      Dialog4 Engineering GmbH (see Note 6)                 597,055
      Solectron GmbH (see Note 6)                           555,712
      Vendor note                                            26,086
      Employee note                                          10,250
                                                         ----------
        Total long-term debt                             $1,409,162
      Less current portion                               (1,386,171)
                                                         -----------
        Total long-term debt, less current portion          $22,991
                                                         ==========

      In connection with the acquisition of the assets of Orban, the Company issued a note with an original principal amount of $205,000 to a stockholder in consideration for his role in such acquisition. The note bears and continues to bear interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in 2001 to be sufficient for interest and
some principal repayment.   On November 12, 2001, the Company and the
stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of September 30, 2003, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,463.

      On June 12, 2000, the Company borrowed $68,387 from an employee to assist it in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, the Company agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. The Company did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of September, 2003, the Company had paid a total of $55,447 on the note and the remaining unpaid balance was $10,250.

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

      In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903, of which $90,076 was short-term debt and $89,827 was long-term debt. Accounts payable converted to notes payable in 2002 amounted to $27,553. As of September 30, 2003 the balance of the notes payable and long-term debt has been reduced to $26,087, all of which is current.


5.    NOTES PAYABLE

      On May 31, 2000, CRL Systems, Inc. and Harman Acquisition Corp. (formerly known as Orban, Inc.) entered into a Credit Agreement to establish the terms and conditions of the $8,500,000 loan from Harman to CRL Systems. The agreement was executed in conjunction with the Asset Sale Agreement between Harman and CRL Systems. The loan is evidenced by two promissory notes, the Senior Subordinated Tranche A Note (the "Tranche A Note") and the Senior Subordinated Tranche B Note (the "Tranche B Note"). The Tranche A Note, in the amount of $5,000,000, originally bore interest at 8 percent per annum and required quarterly principal payments beginning March 31, 2001, with a balloon payment of $3,000,000 due on March 31, 2003. The Tranche B Note, in the amount of $3,500,000, originally bore interest at 8 percent per annum for the period from June 1, 2000 to July 31, 2000 and 10 percent per annum from August 1, 2000 up to its September 30, 2000 maturity date. The notes are collateralized by, among other things, all receivables, inventory and equipment, investment property, including CRL's capital stock in CRL Systems, and intellectual property of CRL and CRL Systems, as defined in the Guarantee and Collateral Agreement. In addition, all proceeds of debt or equity or sales of assets are to be first applied to the remaining balance due on the notes, with the exception of proceeds from the sale of stock to the Company's President and Chief Executive Officer, Charles Jayson Brentlinger, pursuant to a Stock Purchase Agreement between the Company and Mr. Brentlinger which was entered into prior to the date of the Orban acquisition.

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

      In November, 2002, the Company and Harman verbally agreed (which was later formalized) to further extend the interest payments due July 15, 2002, August 1, 2002 and August 15, 2002 each in the amount of $42,410 and added the interest payments due September 15, 2002 along with the semi-monthly payments due in October and November, each in the amount of $42,410 for a total that amounts to $339,280 to be payable to Harman on or before December 6, 2002. The formalized agreement amended the verbal agreement to require the Company to pay $100,000 of interest in arrears on or before December 20, 2002 and to continue to make timely payments.

      Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $7,982,000, which currently bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. The Company will restate the principal debt amount to reflect the retroactive balance of $8,482,000 as stated on April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $7,982,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. We made a total of $500,000 in payments to Harman during the nine months ended September 30 2003 to reduce the amount of principal to $ 7,982,000. The $500,000 may be re allocated to interest depending on the ongoing negotiations with Harman. As of September 30, 2003, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $995,119 (at a rate of 12% per annum).

      On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the options at any time prior to January 23, 2006. Jayson Russell Brentlinger has not exercised any of the options as of September 30, 2003.

      On February 20, 2003, Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan the company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of November 14, 2003, Mr. Orban to date has not made a decision under his right to elect.

      On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt restructure. The loan is due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company will issue 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 to satisfy the terms of the Harman debt restructure, whichever last occurs. As of September 30, 2003 the Company has a balance of $100,000 in principal plus interest owed to Mr. Zeni. Two other shareholders loaned the company $10,000 and $20,000 respectively, both signing one year notes accruing interest at rate of 9% per annum. The notes will be due and payable with interest in June 2004. The proceeds from these notes were used to reduce the Harman debt.



6.    ACQUISITION OF DIALOG4 ASSETS

      On January 18, 2002, the Company acquired the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, was a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage.

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

      The Company still owes Dialog4 approximately $597,000, payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and the Company may be obligated to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. Creditors of Dialog4 have claimed that under German law, the Company is liable to pay debts owed them by Dialog4. The Company has not made any payments since August 2002 due to disputes with Dialog4 and other companies that have claims against Dialog4. The Company made an effort and failed to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has given notice of payment default, accelerated the note and demanded that the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

      On April 29, 2003, the Company was notified that Dialog4 has filed a demand for arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties made by Dialog4 in the Asset Purchase Agreement. The Company then filed a formal statement of defense along with counter claims against Dialog4 on August 25, 2003 within the required time limits as set forth by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company is required to file its response to Dialog4's October 16th filing by December 5, 2003. No date has been set for the arbitration hearing. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

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

      The Company is obligated to pay Solectron GmbH $34,555 per month through July 2004. The first monthly payment of $34,555 was made August 14, 2002 with subsequent payments due and payable on the 15th of every month. On November 11, 2002, the Company and Solectron executed a letter of understanding in connection with a Settlement Agreement under which Solectron has allowed the company to defer the October 15, 2002, November 15, 2002 and the December 15, 2002 payments. The three deferred payments were to be made over the period of one year beginning in January 2003, increasing the installments to $43,194 per month over the same period of time (through July 2004). Beginning in January 2004, the installments were to revert to $34,555 per month until the balance is paid in full in July 2004. Mr. Brentlinger signed a personal guarantee under the revised Settlement Agreement. The Company agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. On March 11, 2003, the Board of Directors resolved that Mr. Brentlinger be compensated for his guaranteeing the Solectron note and the Dialog4 note. His compensation of $143,995 (including $32,219 unpaid at September 30, 2003) was determined by calculating the difference between the stated interest rates of the notes and the interest rate we would have to pay for a high risk loan bearing interest at 20% per annum. Mr. Brentlinger has been given the right to elect to receive his compensation in the form of cash, shares, options or any combination there of.

      On March 4, 2003, the Company and Solectron GmbH agreed to defer the payments on the note until March 15, 2003, when the Company would commence making principal and interest payments in

$15,000 monthly installments through August 15, 2003. Beginning September 15, 2003, the Company will increase its principal and interest monthly installments to $40,068. Subsequent monthly installments will be reduced each month by $194 effectively discounting the monthly principal and interest payments due and payable until December 15, 2004, when the company will make its final installment of $7,403.20. On October 8th the Company and Solectron agreed to defer the August and September payments and resume payments beginning with $15,000 due on October 15, 2003. The Company will be required to make subsequent payments of $20,000 and $25,000 on November 15, 2003 and December 15, 2003 respectively. Beginning January 15, 2004 the Company will increase its principal and interest monthly installments to $44,384. Subsequent monthly installments will be reduced each month by $217 effectively discounting the monthly principal and interest payments due and payable until December 15, 2004, when the company will make its final installment of $51,341.


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

OVERVIEW AND RECENT DEVELOPMENTS

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

Harman Debt

      Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $7,982,000, which currently bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), and the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. The Company will restate the principal debt amount to reflect the retroactive balance of $8,482,000 as stated on April 1, 2003. $3,500,000 of the unpaid balance will be converted into shares equal to 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $7,982,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. We made a total of $500,000 in payments to Harman during the nine months ended September 30, 2003 to reduce the amount of principal to $ 7,982,000. The $500,000 may be re allocated to interest
depending on the ongoing negotiations with Harman.   As of September 30, 2003,
we are in arrears on interest installments on the Harman obligation in an aggregate amount of $995,119 (at a rate of 12% per annum).

Dialog4

      The Company still owes Dialog4 approximately $597,000, which was payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not made any payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given notice of default for not completing payments and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

      On April 29, 2003, the Company was notified that Dialog4 has filed a demand for arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties made by Dialog4 in the Asset Purchase Agreement. The Company then filed a formal statement of defense along with counter claims against Dialog4 on August 25, 2003 within the required time limits as set forth by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company is required to file its response to Dialog4's October 16th filing by December 5, 2003. No date has been set for the arbitration hearing. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.0 million in notes that we currently owe Harman.

      We are still in the process of integrating the operations of our most recently acquired operations, including integration of our financial accounting and management information systems. Once this integration is complete, we expect to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We continue to work through the challenge of integrating our financial accounting and management information systems with those of Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal system and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

      The events of September 11, 2001, have had a significant impact on the market for audio processing equipment. We have experienced a reduction in orders for new audio equipment from many radio and television stations. We believe this reduction is due in part to the decrease in advertising revenue realized by these stations. The market for audio processing equipment has been slowly showing increased demand throughout 2003, effectively beginning to reverse the trend caused by September 11, 2001.

      We incurred losses of $2,135,039 and $2,046,640 during the years ended December 31, 2002 and 2001, respectively. Our deteriorating financial results and reduced liquidity caused us to renegotiate our $8.5 million loan agreement with Harman in 2002. Under the terms of the debt restructure agreement; Harman can demand at any time that we immediately pay in full the outstanding balance. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.


       On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt restructure. The loan was due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company will issue 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 to satisfy the terms of the Harman debt restructure, whichever last occurs. As of September 30, 2003 the Company has a balance of $100,000 in principal plus interest owed to Mr. Zeni. Two other shareholders loaned the company $10,000 and $20,000 respectively, both signing one year notes accruing interest at a rate of 9% per annum. The notes will be due and payable with interest in June 2004. The proceeds from these notes were used to reduce the Harman debt.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:

                                               Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                               2003         2002            2003         2002
                                            ----------   ----------      ----------   ----------
Revenues:
   Net sales                                $3,240,224   $2,537,576      $9,406,216   $8,267,951
   Other income (expense)                      (31,591)      35,954         (35,471)      41,733
                                            ----------   ----------      ----------   ----------
      Total revenues                        $3,208,633   $2,573,530      $9,370,745   $8,309,684
                                            ==========   ==========      ==========   ==========
Gross profit on net sales                   $1,820,080   $1,250,076      $5,287,361   $4,017,398
Gross profit margin                                 57%          49%             56%          49%
Net cash provided by operating activities     $220,515     $169,039         670,562      274,807
Net cash used in investing activities         ($60,053)     ($9,079)        (72,261)     (22,979)
Net cash used in financing activities        ($128,632)   ($137,547)      ($490,990)   ($390,095)
Net income (loss)                               86,004     (554,421)        (80,974)  (1,454,398)
Net income (loss) as a percent of net sales          3%         (22%)            (1%)        (18%)
Income (loss) per share - basic                  $0.02       ($0.15)         ($0.02)      ($0.40)
Income (loss) per share - diluted                $0.02       ($0.15)         ($0.02)      ($0.40)

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
         COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


      Net Sales. Net sales during the three and nine months ended September 30, 2003 were $3.2 million and $9.4 million, respectively, compared to $2.5 million and $8.3 during the comparable periods in 2002 respectively, reflecting an increase of 22% and a 13% respectively. The increase in net sales was primarily attributable to an increase in demand for our product. Our Orban division reported net sales for the three and nine months ended September 30, 2003 of $2.9 million and $8.5 million, respectively, compared to $2.1 million and $6.9 million for the same periods in 2002. This increase was primarily a result of an increased demand from our single largest customer by 30% during the three months ended September 30,, 2003 and 48% for the nine months ended September 30 2003 as compared to the same periods in 2002. Our CRL division reported net sales for the three and nine months ended of $107,000 and $369,000, respectively, compared to $176,000 and $500,000 for the same periods in 2002, representing a decrease of 39% and decrease of 26%, respectively. This overall decrease relates to a decrease in demand. Net sales for Orban Europe during the three and nine months ended September 30, 2003 were $226,000 and $488,000 respectively, as compared to $281,000 and $851,000 for the same periods in 2002 reflecting a decrease of 20% and 43%. The decrease was attributable to the change in suppliers for its Codec products.

      Gross Profit.   Gross profit for the three and nine months September 30,
2003 was 56% and 56% respectively, compared to 49% and 49% for the same periods in 2002. The increase of 14% and 14% respectively in the gross profit rate is primarily due to increased production runs in the San Leandro facility effectively reducing the indirect costs associated with set up and labor. The higher production volume while maintaining the same fixed overhead allows for a reduced the "per unit" cost.

      Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2003 were $1,081,000 and $3,271,000 respectively representing an increase of 3% and a decrease 1% respectively compared to $1,050,000 and $3,319,000 reported the same periods during 2002. As a percentage of net revenue, SG&A decreased from 41% for the three months ended September 30, 2002 to 33% for the same period in 2003. SG&A as a percentage of net revenue decreased from 40% for the nine months ended September 30, 2002 to 35% for the period in 2003. The decrease in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses and is associated with the reduction in our market costs. The fixed component of SG&A has also decreased due to employee attrition.

      Research and Development. Research and development expense during the three and nine months ended September 30, 2003 was $310,000 and $1,023,000 respectively, compared to $416,000 and $1,078,000 during the comparable periods for 2002, respectively, reflecting a decrease of 25% and 5%. The overall decrease is due to a decrease in contract personnel performing these services.

      Other (Income) Expense.   Other expense, net for the three and nine months
ended September 30, 2003 was $314,000 and $897,000, respectively, of which $247,000 and $756,000, respectively, represents interest to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets. Other expense, net for the three and nine months ended September 30, 2002 was $252,000 and $817,000, respectively, of which $254,000 and $763,000, respectively, was interest to Harman. Interest expense during the three and nine months ended September 30, 2003 was $283,000 and $862,000, respectively, compared to $288,000 and $858,000 for the same periods in 2002, respectively, reflecting a decrease of 2% and an increase of 1% respectively. The decrease for the three months ended is due to the reduction of the Harman principal by $500,000.

The 1% increase represents the interest expense associated with the Second Amendment to the Asset purchase of Dialog4 assets and the agreement with Solectron.

Net Income (loss). Net income (loss) was for the three and nine months ended September 30, 2003 was $86,000 and ($81,000) respectively compared to net loss of $554,000 and $1,454,000 for the same periods in 2002. Included in the net loss figures for the nine months ended September 30, 2003 and 2002 were stock compensation and depreciation expenses totaling $318,895 and $308,371, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      We had negative net working capital of approximately $9.0 million at September 30, 2003, and the ratio of current assets to current liabilities was ..29 to 1. At September 30, 2002, we had net negative working capital of approximately $7.9 million and a current ratio of .34 to 1. The decrease in working capital is due to an increase of approximately $726,000 in accrued interest.

      Our substantial debt obligation to Harman may have important consequences for us, including the following:

      * Our ability to continue as a going concern will depend in part on whether Harman demands payment on the $8.0 million debt, or any portion thereof;
      * A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes;
      * The terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
      * Our ability to obtain additional financing in the future for working capital, capital expenditures and other purposes may be substantially impaired; and
      * Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

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

      The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2003 as we evaluate any expenditures related to expansion.

      Accounts receivable net was $940,000 at September 30, 2003 compared to $646,000 at December 31, 2002 representing a net increase of $294,000 or 46%. The increase is primarily due to an increase in sales for the quarter ended September 30, 2003 compared to the quarter ended December 31, 2002.

      Total inventories were $2,288,000 at September 30, 2003 compared to total inventories of $2,305,000 at December 31, 2002. The value of inventory decreased $17,000 or 1% due in part to the use of some raw material.

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

      On May 31, 2000, we acquired the assets of Orban, a wholly-owned subsidiary of Harman International Industries, Inc. Including the $250,000 previously paid to Harman as non-refundable deposits in 1999, the total stated purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. As of September 30, 2001, our total indebtedness was approximately $8.5 million. Effective October 1, 2001, this indebtedness was converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended Credit Agreement that we entered into with Harman. Our substantial leverage may have important consequences for us, including the following:

      * our ability to continue as a going concern will depend in part on whether Harman demands payment on the $8.0 million debt, or any portion thereof; a significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes;
      * the terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
      * our ability to obtain additional financing in the future for working capital, capital expenditures, and other purposes may be substantially impaired; and
      * our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

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

      Our inability to pay the $8.0 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position created by the demand notes have resulted in our independent public accountants adding a going concern emphasis paragraph in their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings. We may also find it more difficult to maintain existing customer relationships and to initiate new customer relationships.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

      Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 822,035 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 3,916,420 shares of our common stock issued and outstanding as of September 30, 2003, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 41.4% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management, which may be favored by some or all of our minority shareholders.

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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

      Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On September 30, 2003, the last sale price of our common stock on the OTC Bulletin Board was $0.65per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

      Within the 90-day period prior to the filing date of this report, we evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer
(CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Circuit Research Labs's disclosure controls and procedures are effective to ensure that information required to be disclosed in Circuit Research Labs's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEDINGS

      On April 29, 2003, the Company was notified that Dialog4 has filed a demand for arbitration. The Company responded on June 30, 2003 within the required time limits as set forth by the Arbiter. The response citied various claims against the representations and warranties made by Dialog4 in the Asset Purchase Agreement. The Company then filed a formal statement of defense along with counter claims against Dialog4 on August 25, 2003 within the required time limits as set forth by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company is required to file its response to Dialog4's October 16th filing by December 5, 2003. No date has been set for the arbitration hearing. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration by Dialog4 of the amounts due constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.0 million in notes that we currently owe Harman.

      As of February 14, 2003, Berthold Burkhardtsmaier ceased to be an employee of the company. Mr. Burkhardtsmaier remains a member of the Board of Directors. Berthold Burkhardtsmaier was Dialog4's managing director, and had become our Vice President of European Operations and was appointed to our board of directors in connection with the acquisition of the assets of Dialog4. We terminated Mr. Burkhardtsmaier for cause and he has appealed his termination to the labor court in Ludwigsburg, Germany, the location of our European office. There is no assurance that the Company can achieve a satisfactory settlement with Mr. Burkhardtsmaier.


ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

      Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended September 30, 2003 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

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

      Mr. Phil Zeni was issued an aggregate of 44,489 shares during the quarter ended September 30, 2003. Under his employment contract, Mr. Zenis' monthly base compensation is paid to him in shares of stock. The value of the stock for purposes of these payments is the monthly average closing price for the month in which the salary is earned.

      Mr. Robert McMartin, our principal financial officer was issued an aggregate of 13,500 shares during the quarter ended September 30, 2003. The shares were issued as compensation for a short-term loan provided by Mr. McMartin. At the time the shares were issued the closing bid price was $ 0.43 per share.

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

                                      CIRCUIT RESEARCH LABS, INC.


Dated: November 14, 2003              By: /s/ Robert W. McMartin
                                      --------------------------------
                                      Robert W. McMartin
                                      Vice President, Treasurer and Chief
                                      Financial Officer

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