Form 10KSB
period 2003-12-31
CIRCUIT RESEARCH LABS INC
filed 2004-04-30
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                   -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                         Commission File Number 0-11353

                           CIRCUIT RESEARCH LABS, INC.
              (Exact name of small business issuer in its charter)

        Arizona                                            86-0344671
    ----------------                                   -------------------
    (State or other                                    (I.R.S. Employer
    jurisdiction of                                    Identification No.)
    incorporation or
    organization)

                              1302 West Drivers Way
                              Tempe, Arizona  85284
--------------------------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code  (480) 403-8300
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's net revenues for the year ended December 31, 2003 were $12,381,834.

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

         4,172,533 shares of Common Stock outstanding on March 30, 2004


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
     ITEM 2.  DESCRIPTION OF PROPERTY .................................... 12
     ITEM 3.  LEGAL PROCEEDINGS .......................................... 13
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........ 14

PART II .................................................................. 15
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ... 15
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .. 17
     ITEM 7.  FINANCIAL STATEMENTS ....................................... 35
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................... 58
     ITEM 8A. CONTROLS AND PROCEDURES .....................................59

PART III ................................................................. 60
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT ........................................... 60
     ITEM 10. EXECUTIVE COMPENSATION ..................................... 64
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ............................................. 66
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 68

PART IV .................................................................. 71
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................... 71
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. .................... 74

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.
Our main product lines control the audio quality and range of radio, television, cable and Internet audio reception and allow radio and television stations to broadcast in mono and stereo. We operate through two divisions, our Orban division and CRL division, and we generally refer to the company on the whole as "CRL". Our Orban division manufactures and markets audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and Opticodec brand names. Our CRL division also manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. We believe that both divisions are associated within the industry with innovative and quality broadcast equipment solutions.

      We were founded in 1974 as a broadcast industry consulting company. Building upon our understanding of the broadcast industry's needs, we expanded into product development and manufacturing and were incorporated in Arizona in March 1978. Since the introduction of our first product, which was designed to improve the "coverage and quality" of AM radio stations, we have been committed to improving broadcast quality. We were a major participant in the National Radio Systems Committee (NRSC), which developed the standards for AM radio stations that were adopted by the Federal Communications Commission (FCC). During 1987, we developed and produced equipment enabling AM radio stations to meet certain NRSC standards, and we believe that we are a market leader in the manufacture of AM radio signal processing equipment. We are a member of the National Association of Broadcasters (NAB). The NAB is the world's largest broadcasters' association, offering a wide variety of services to radio and television stations as well as organizations that provide products and/or services to the broadcast industry.

      On May 31, 2000, we acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name "Orban." Since its founding in 1974, Orban has been an innovative producer of audio editing and processing equipment. Today, Orban is a leading manufacturer of broadcast transmission audio processing equipment. Because approximately 80% of our historic CRL products are analog and 80% of Orban's products are digital, our acquisition of Orban has combined two complementary product lines. We are now in a position to offer a full range of digital and analog audio processing solutions at multiple price points. Additionally, we benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our objective is to grow through constant redesign of our existing products to keep pace with technological improvements and through expansion into the emerging markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.


      We have reduced our net 2002 loss from $2,135,039 to $384,877 during 2003. Despite this encouraging trend, our previous financial results have strained our liquidity, causing us, in 2001 to renegotiate our $8.5 million loan agreement with Harman. Under the terms of our debt agreement with Harman International as now in effect, Harman can demand at any time that we immediately pay in full the outstanding balance of our debt. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the remaining $7.9 million in principal and $1.2 in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a "going concern" emphasis paragraph to their report on our financial statements by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

     In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have renewed our engagement with HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.


     Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000 in principal at December 31, 2003 is outstanding and bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. As of December 31, 2003, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $698,984 (at a rate of 12% per annum).


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

      Most governments throughout the world require radio and television broadcast stations to control their signal's modulation level and occupied bandwidth. Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals. According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 30, 2003. The Information Resource Center of the
National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2003, to be over 48,400 and over 19,200, respectively. Although there has been consolidation in the radio industry in the United States, it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.

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

      Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and e-mail services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible. The development of streaming media products from companies such as Microsoft Corporation and RealNetworks, Inc. enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous "streams" of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kbps narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies. We believe there are now over 6,100 radio stations with Internet sites. This includes over 4,700 radio stations that are offering Webcast or streaming services. With the Internet having no geographic limits, thereby allowing a worldwide audience to listen to existing radio stations, the potential for generating revenues can increase. The audio quality of these Internet radio streams still lags behind that of conventional audio. We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, as outlined below.

BUSINESS PLAN AND GROWTH STRATEGY

      Our strategy consists of the following:

      Integrate Orban Operations.    We continue to integrate the operations of
the former Orban with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. The combined operation of Orban/CRL provided many new products and product lines. Both Orban and CRL products have been and will continue to be sold through dealership networks as well as international distributors.

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

      Develop New Products and Acquire Additional Product Lines.    We are
exploring and developing new products, such as our Opticodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet, as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability. We devoted approximately $1.4 million to research and development in each of 2002 and 2003 primarily related to Opticedec products. We intend to continue in the future to devote a significant percentage of our revenue to research and development. In addition, we intend to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products. For instance, we acquired the assets of Dialog4 System Engineering, GmbH on January 18, 2002. Prior to the acquisition, Dialog4 was our supplier for our Codec product line, for the purpose of expanding our ability to sell and market our Codec line of products.

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

PRINCIPAL PRODUCTS

      Our CRL division manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. Our Orban division also manufactures and markets audio processing equipment, but primarily using digital technology, under the Orban, Optimod, Audicy and Opticodec brand names. The combined product line can be separated into four different series or product families: FM Series, AM Series, TV Series, and other audio post-production workstations.

      In 2003, our Orban division, which includes our office in Germany, accounted for 95% of net sales while our CRL division accounted for the remaining 5%. In 2002, our Orban division including the German office accounted for 93% of net sales and our CRL division accounted for the remaining 7%.

THE FM SERIES OF PRODUCTS

      Optimod-FM 8400. The Optimod-FM 8400 is our "flagship" digital audio processor introduced in the summer of 2000. It is based on Digital Signal Processing (DSP) technology that is five times more powerful than that of its predecessor, the Optimod-FM 8200 Signature Series. It is easier to use than previous processors, having a number of preset configurations which customize sound processing for specific formats and target audiences. It can be used for either classical/jazz formats or for popular music/talk formats, depending on the settings. It permits customized control of compressor threshold, equalization, balance control, attack rate and multiband clipping for users who do not wish to use the factory presets. It includes a DSP-based stereo encoder and composite processor, target zone gating Audio Gain Controller (AGC), 2 and 5 band compressor, multi-band limiter and graphic equalizer. Two different types of stereo enhancement are standard, and it can be operated in either stereo or mono mode. It is compatible with industry standards.

      Optimod-FM 8300. The 8300 was introduced in the spring of 2003. It is the Company's mid-priced digital-FM processor, replacing the Optimod-FM 8200 Signature Series in our product line. The 8300 sets a new standard for audio quality at its price point. It uses a significant amount of technology first developed for the flagship 8400 product, including window-gated dual-band AGC, a versatile equalization section, an "intelligent" clipper distortion controller, our patented "Half-Cosine Interpolation" composite limiter, and our patented ITU multiplex power controller, which is important for customers in some European countries. The 8300 will run all 8400 "low latency" presets, allowing presets to be developed on the 8400 and ported to the 8300 via the 8300's included PC Remote software. The 8300 is the first of the Company's products to use a new modular control microprocessor platform, based on a 100 MHz 586-class microprocessor and offering built-in Ethernet networking. The Company expects to lower the cost of manufacturing and development by applying this new modular platform its new products.

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

      Other AM Products. Our CRL division also at a lower price point offers the Amigo Talk, Amigo HF, AGC-400 Automatic Gain Controller, the SEC-400 Multi-Band Compressor/Equalizer, the PMC-450 Limiter and the AM-4 Monaural Audio Processing System.


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

      CRL TVS Processors. Our CRL division offers audio processing products for television, including the TVS-3001, a top-of-the-line stereo television processing system designed with surround sound compatibility; the TVS-3003, a digitally synthesized stereo TV generator; the TVS-3004, a Professional Channel
(PRO) digitally synthesized subcarrier generator; and the TVS-3005, a digitally synthesized subcarrier generator for a secondary audio program (SAP) channel.

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

      Opticodec-PC. In March 2004, we announced Opticodec-PC. This is the first product that allows netcasters to stream audio encoded with the aacPlus(R) codec, which the Company licensed from its creator, Coding Technologies Inc. aacPlus is generally acknowledged as the highest quality codec for low bit rates. Thanks to aacPlus technology, Opticodec-PC offers entertainment-quality streaming in stereo at 32 kilobits per second, permitting audiences on dial-up Internet connections to enjoy high-quality streaming audio for the first time, while greatly reducing bandwidth costs for high-volume netcasters. Opticodec-PC comes in two versions. The professional "PE" version is bundled with the Company's Optimod-PC audio card, and supports multiple streams. The consumer "LE" version will work with any Windows sound card, but only supports one stream and is limited to bit rates of 32 kilobits per second and below.

      Other. Our other products include stereo and monophonic gain controllers, stereo spatial enhancers, test and analysis tools, studio chassis, and other products related to our audio processing equipment.

MARKETING AND CUSTOMERS

      We sell our products to AM and FM radio stations and television stations and Internet broadcasters around the world. According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 30, 2003. The Information
Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2003, to be over 48,400 and over 19,200, respectively. Stereo broadcasting in both radio and television requires audio processing equipment. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some stations to replace equipment before the end of its useful life.

      Sales of our products are conducted primarily through wholesale distributors and dealers. Most distributors of our products are also distributors for other products used by radio and television stations. None of our distributors solely distributes our products.

      In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest purchasers of our audio processing and post-production equipment. In 2003, one of our largest customers, Harris Corporation, accounted for approximately 20% of net sales. In 2002, the same customer accounted for approximately 14% of net sales. Another one of our largest customers, Broadcast Supply Worldwide accounted for just over 9% of our net sales for 2003 representing a decrease of 1% over 2002. Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. In 2003 our domestic customers account for approximately 37% of our sales revenues while foreign customers account for the other 63%. In 2002 our domestic customers accounted for approximately 42% while our foreign customers accounted for approximately 58%. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

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

      Since our inception, we have been granted a number of patents, many of which have expired. As of March 30, 2004, we hold the following U.S. patents which we deem to be of material importance to our competitive position within our industry:

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

EMPLOYEES

      As of March 30, 2004 we had approximately 81 full-time employees. Our CRL division, located in Tempe, Arizona employs approximately 10 persons. Our Orban division, located in San Leandro, California employs approximately 65 persons. Our employees are not represented by a labor union. We consider our relations with our employees to be good. Our Orban Europe office located in Ludwigsburg, Germany employs approximately 6 persons.

RECENT EVENTS

Harman Debt

      Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000 in principal at December 31, 2003 is outstanding and bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. As of December 31, 2003, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $698,984 (at a rate of 12% per annum).


Dialog4

      The Company still owes Dialog4 approximately $597,000, which was payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German Law. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non-payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets.

      On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Sale and Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration of indebtedness by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $7.9 million in notes that we currently owe Harman.

      We are still in the process of integrating the operations of our most recently acquired operations. Once this integration is complete, we expect to begin to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal system and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

Solectron

       On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. We currently owe Solectron GmbH approximately $510,000 as of December 31, 2003 and $649,000 at December 31 ,2002. On January 20, 2004 we were able to renegotiate the terms to pay to make monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. The company is current with the existing payment plan. As per the new payment terms the Company will be able to reclassify $234,139 as long term debt in January 2004. As of December 31, 2003 the company has paid $214,211 in principal and $50,012 in interest. Mr. Brentlinger has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.


ITEM 2.  DESCRIPTION OF PROPERTY

     We leased facilities at 1330 W. Auto Drive, Tempe, AZ, from Formosa International Systems Company, Inc. dba Ever Perfect Systems for a term ending December 31, 2005, with a rent of $24,500 per month, payable $13,500 in cash and $11,000 in CRL common stock valued at a 30 day closing average "price"of the common stock on the market for the preceding month. The payments in common stock would only be payable when and if the landlord vacated the portion of the premises he was then occupying. This location housed our executive, administrative, sales, manufacturing and research staff.

No formal lease was ever signed. In November 2003, a dispute arose between the landlord and us, causing us to leave the premises and file a legal claim. (see
Item 3, Legal Proceedings).

     On November 26, 2003, the Company entered into a lease with a three year option to purchase the manufacturing and office facilities at 1302 W. Drivers Way, Tempe, AZ from Sheena 4626 LLC. The term of the lease is for 60 months commencing on December 1, 2003. Pending the landlord's ability to vacate the premises, we agreed to lease 6,285 square feet for the first month (at approximately $4,399) and 8,067 square feet for the second month (at approximately $5,646). We will lease the entire 13,008 square feet (at approximately $9,105 per month) for months 3 though 12 of the term. Subsequently, the monthly payments will increase at a rate of 3 % annually. The option to purchase will be for $1,275,000 after the first 12 months of occupancy, increasing $25,000 each year for the subsequent years. This new Tempe location houses our executive, administrative, sales, manufacturing and research staff.

      We lease 33,777 square feet of the manufacturing and office facilities occupied by our Orban division in San Leandro, California. The term of the lease is for 60 months commencing on January 1, 2002. Base rent was approximately $27,022 per month during 2002, and increases at a rate of 4% annually.

      On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4 Systems Engineering, GmbH. It is a month-to-month lease for approximately 750 square feet for $2,700 a month.



ITEM 3.  LEGAL PROCEEDINGS.

Dialog4

       On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Sale and Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration of indebtedness by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $7.9 million in notes that we currently owe Harman.

Formosa International Systems Co., Inc.,

      The Company leased space at 1330 West Auto Drive, Tempe, Arizona (the "Building") beginning January 2, 2003. The owner of the Building, Formosa International Systems Co., Inc., was also a tenant in the Building. An informal lease was executed which provided that the owner would vacate the Building upon request and that the Company would pay rent partly in cash and partly in stock of the Company (subject to compliance with Securities Laws). The Company made all payments of the cash portion of the rent, but refused to pay the stock portion until the owner vacated the Building so the Company could use all of the space it was renting. The owner refused to vacate. In addition, the owner requested the Company to execute a subordination agreement with its lender on terms the Company found unacceptable and the Company refused to execute it without modifications. The owner then locked out the Company for nonpayment of the stock portion of the rent on November 10, 2003. The Company immediately sought and obtained a Temporary Restraining Order ("TRO") from the Superior Court of Maricopa County, Arizona requiring the owner to allow the Company continued use of the Building, and the Company moved back into the Building that day.

      The Company declared the lockout to be a default under the lease and vacated the Building in late November, 2003, entering into the present lease for a building located at 1302 West Drivers Way, Tempe, Arizona. The Company thereafter amended its complaint in the Superior Court alleging breach of lease and constructive eviction, seeking from the owner of the Building its actual damages, which it alleges to be at least $100,000. The owner of the Building has counterclaimed for breach of lease, claiming damages of $177,500, and for the allegedly wrongful conduct of the Company in refusing to execute the subordination agreement requested by the owner, claiming unspecified damages. The Company has denied the allegations of the counterclaim and the matter is pending.


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

          CALENDER QUARTER               High       Low
          ----------------               -----      -----
          2002
            First Quarter                $1.33      $0.69
            Second Quarter                2.29       1.01
            Third Quarter                 1.40       0.55
            Fourth Quarter                1.02       0.50
          2003
            First Quarter                 0.72       0.31
            Second Quarter                0.51       0.34
            Third Quarter                 0.65       0.30
            Fourth Quarter                0.88       0.47


     As of March 30, 2004, there were 4,172,533 shares of common stock outstanding held by approximately 285 shareholders of record. We have not paid any cash dividends on our common stock and pursuant to the terms of our loan agreement with Harman, we cannot pay cash dividends while our debt to Harman remains outstanding.


RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the three year period ended December 31, 2003 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

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

     On January 24, 2002 the Company issued to Malibu Holdings, LLC. 50,000 shares of restricted common stock at 1.00 per share in exchange for $50,000 of consulting services rendered during the prior year.

     On November 4, 2002 the Company issued 18,750 shares of restricted common stock to Ellen Brous at 1.00 per share, 18,750 shares of restricted common stock to Pipia Cohen & Associates and 12,500 shares of restricted common stock to Debra Fiakas when we engaged "HD Brous & Co., Inc." to advise and assist us in capital raising efforts.

     On each of November 12, 2002, and December 9, 2002 the Company issued 5,016 shares of restricted common stock at $0.67 and $0.92 respectively, in connection with the employment contract of Phil T. Zeni Sr., our Executive Vice President, Chief Operating Officer and Director.

     During the year in 2003 the Company issued 172,670 shares of restricted common stock in connection with the employment contract of Phil T. Zeni Sr., our Executive Vice President, Chief Operating Officer and Director.


     On August 18, 2003, the Company issued 13,500 shares of restricted common stock to Robert McMartin, our Vice President and Chief Financial Officer as consideration for making two loans to the Company in 2002.

     On October 22, 2003, the Company issued 200,000 shares of restricted common stock to Phillip T. Zeni, Sr. our Executive Vice President, Chief Operating Officer and Director as consideration for the May 19, 2003 loan he made to the company.

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

      We are still in the process of integrating the operations. Once this integration is complete, we expect to begin to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany. We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal system and different accounting and reporting regulations. We will also face new risks arising from foreign currency fluctuations.

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


      The Company has been enhancing its core product line with the introduction of its Optimod-FM 8300 product announced in April 2003. It is the Company's mid-priced digital-FM processor, replacing the 8200 Signature Series in our product line. The 8300 sets a new standard for audio quality at its price point. It uses a significant amount of technology first developed for the flagship Optimod-FM 8400 product, including window-gated dual-band AGC, a versatile equalization section, an "intelligent" clipper distortion controller, our patented "Half-Cosine Interpolation" composite limiter, and our patented ITU multiplex power controller, which is important for customers in some European countries. The 8300 will run all 8400 "low latency" presets, allowing presets to be developed on the 8400 and ported to the 8300 via the 8300's included PC Remote software. The 8300 is the first of the Company's products to use a new modular control microprocessor platform, based on a 100 MHz 586-class microprocessor and offering built-in Ethernet networking. The Company expects to lower the cost of manufacturing and development by applying this new module to multiple new products.

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

      In March 2004, we announced Opticodec-PC. This is the first product that allows netcasters to stream audio encoded with the aacPlus(R) codec, which the Company licensed from its creator, Coding Technologies Inc. aacPlus is generally acknowledged as the highest quality codec for low bit rates. Thanks to aacPlus technology, Opticodec-PC offers entertainment-quality streaming in stereo at 32 kilobits per second, permitting audiences on dial-up Internet connections to enjoy high-quality streaming audio for the first time, while greatly reducing bandwidth costs for high-volume netcasters.

      Opticodec-PC comes in two versions. The professional "PE" version is bundled with the Company's Optimod-PC audio card, and supports multiple streams. The consumer "LE" version will work with any Windows sound card, but only supports one stream and is limited to bit rates of 32 kilobits per second and below.

      In addition, our equipment sales may increase due to the Federal Communications Commission approving a plan for U.S. radio and TV stations to broadcast in digital by means of High Definition. We have introduced several products geared to this market.

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

      Despite the ongoing conversion to digital transmission systems, many broadcasters, engineers and consultants continue to support analog technology, and many of our competitors continue to build and sell analog broadcast equipment. We have not seen an increase in demand for our CRL line of products, but we expect continued and stable demand for such products in 2004.


      We have reduced our net 2002 loss from $2,135,039 to $384,877 during 2003. Despite this encouraging trend, our previous financial results have strained our liquidity, causing us, in 2001 to renegotiate our $8.5 million loan agreement with Harman. Under the terms of our debt agreement with Harman International as now in effect, Harman can demand at any time that we immediately pay in full the outstanding balance of our debt. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the remaining $8.5 million in principal and $0.7 million in accrued interest to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a "going concern" emphasis paragraph to their report on our financial statements by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

      In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have renewed our engagement with HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

      Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000 in principal at December 31, 2003 is outstanding and bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the

Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. As of December 31, 2003, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $698,984 (at a rate of 12% per annum).


RECENT ACCOUNTING PRONOUNCEMENTS

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

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 did not have any impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Finally, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. Adoption of FIN 45 did not have any impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), Consolidation of Variable interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The Company has no interests in variable interest entities and FIN 46 did not have any impact on the Company's results of operations or financial position.

      In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," replacing FIN 46, of the same title, that was issued in January 2003. FIN 46R provides guidance on which certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46R, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities, or "VIEs," and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

      The provisions of FIN 46R must be applied for VIEs created after January 31, 2003 and for variable interests in entities commonly referred to as "special purpose entities." For all other VIEs, implementation is required by March 31, 2004. The Company has no interest in variable interest entities. Our adoption of FIN 46R did not have a material impact on our consolidated financial statements or disclosures.

SALES TO MAJOR CUSTOMERS AND EXPORT SALES

      We sell our products primarily through wholesale distributors and dealers. We recognize revenue generally upon shipment of products to customers. In 2003, one of our largest customers, Harris Corporation, accounted for approximately 20% of net sales. In 2002, Harris accounted for approximately 14% of net sales. Broadcast Supply Worldwide accounted for just over 9% of our net sales for 2003, representing a decrease of 1% over 2002. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

      International sales in 2003 and 2002 totaled $7,761,388 and $6,200,809, respectively, or approximately 63% and 58%, respectively, our total sales during those years. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or United States Dollars. All other export sales are in U.S currency.

     Our export sales by region are as follows:

     Region                     2003       %           2002       %
     --------------------------------------------------------------
     Europe                  $3,783,060   49%        $3,191,977   51%
     Pacific Rim              2,511,406   33          1,629,428   26
     Latin and South America    344,713    4            532,844    9
     Canada and Mexico          798,980   10            656,169   11
     Other                      323,229    4            190,391    3
                             ----------  ----       ----------  ----
     Total                   $7,761,388  100%       $6,200,809  100%
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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain summary operating results:
                                                     Year Ended December 31,
                                                   ---------------------------
                                                       2003            2002
                                                   -----------      ----------
     Revenues:
       Net sales                                   $12,381,834     $10,772,593
       Other income (expense)                          (56,340)        455,649
                                                   -----------      ----------
         Total revenues                            $12,325,494     $11,228,242
                                                   ===========      ==========
     Gross profit on net sales                      $6,844,956      $4,866,086
     Gross profit margin                                    55%             45%

     Net cash provided by operating activities         221,434          20,561
     Net cash (used in) provided by
       investing activities                           (113,428)        648,983
     Net cash used in financing activities             (99,776)       (736,038)
     Net loss                                        $(384,877)    $(2,135,039)
     Net loss as a percent of net sales                     (3%)           (20%)
     Loss per share - basic                             $(0.10)         $(0.58)
     Loss per share - diluted                           $(0.10)         $(0.58)



For the year ending December 31, 2004, our principal working capital requirements (assuming no demand of debt payment from Harman International, our largest single creditor who holds our "due on demand' promissory note) will be the payment of normal recurring operating costs and scheduled debt service payments. Management believes that the anticipated restructure will help us meet these requirements from expected operating cash flows.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Net Sales. Net sales for the year ended December 31, 2003 were $12.4 million compared to $10.8 million in 2002, an increase of 15%. The increase in net sales was primarily attributable to a 44% increase in demand from one of our largest customers along with an 18% increase in demand for our products in Europe. Our Orban division reported net sales for years ended December 31, 2003 and 2002 of $11.8 million and $10.1 million, respectively. In 2003 and 2002, our Orban division accounted for 95% and 93%, respectively, of our net sales while our CRL division accounted for the remaining 5% and 7%, respectively. Included in our Orban division is our Ludwigsburg Germany location, which reported net sales of $0.7 million and $1.0 million for 2003 and 2002, respectively.

      Our CRL division reported net sales of $583,000 for the year ended December 31, 2003 as compared to $703,000 in 2002, a decrease of 17%. This decrease was the result of decreased demand for the CRL line of products, which consist mostly of analog products. We are uncertain whether this decreased demand will continue, but generally, we expect continued stable demand across the CRL product lines in 2004.

      Sales for the years ended December 31, 2003 and 2002 were conducted primarily through wholesale distributors and dealers. In 2003, one of our largest customers, Harris Corporation, accounted for approximately 20% of net sales, and in 2002, accounted for approximately 14% of net sales. Broadcast Supply Worldwide accounted for just over 9% of our net sales for 2003, representing an decrease of 1% over 2002.

      International sales for the years ended December 31, 2003 and 2002 totalled $7,761,388 and $6,200,809, respectively. International sales represented 63% of the total net sales for the year ended December 31, 2003, as compared to 57% for the year ended December 31, 2002. One of the primary reasons for the increase in international sales is primarily due to decrease in the US dollar.

      Our introduction of new products during the year ended December 31, 2002 has had an impact of nine percent on our net sales for that period. and six percent for the year ended December 31, 2003. This is attributable to the acquisition of our Dialog4 assets in January of 2002. Had we not included this new product line in 2002 as part of our net sales our net sales would have decreased by 25% instead of 18%.

      Gross Profit. Gross profit for the year ended December 31, 2003 was 55% compared to 45% for the same period in 2002, or $6.8 million in 2003 compared to $4.9 million in 2002. The increase was primarily attributable to increased production caused by a increased demand for our products, coupled with our ability to increase production runs and reduce costs associated with set up, and labor. Contributing factors also include a percentage decrease in our variable expenses as a result of larger quantity material purchases creating a modest discount in the price. Another factor is due to an increase in the inventory reserve by $168,000 booked for 2002 where as no additional reserve was required for 2003. Gross profit for our Orban Europe location (Dialog4) was 47% and 58% for the years ended December 31, 2002 and 2003, respectively.

      Selling, General and Administrative. Total selling, general and administrative expenses ("SG&A") in 2003 was $4.3 million, a decrease of 4% as compared to the $4.5 million reported in 2002. As a percentage of net sales, SG&A decreased 7% to 35% for the year ended December 31, 2003 from 42% in 2002. The decrease in total SG&A expense is due a decrease in executive salaries.

      Research and Development. Research and development expense was $1.4 million in each of the years ended December 31, 2003 and 2002. As a percentage on net sales, research and development decreased 2%, from 13% of net sales in 2002 to 11% in 2003.

      Other Expense. Other expense for the year ended December 31, 2003 was $1,316,000, of which $1,018,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of the purchase price that we paid for the Orban assets. For the year ended December 31, 2002: other expense net of other income, was $704,000. In 2002, we had other income of $352,000 from a gain on the sale of a building in Tempe and $1,019,000 of interest expense to Harman International Industries, Inc. Total interest expense for 2003 was $1,260,000 as compared to $1,160,000 for 2002, an increase of 9%. The Harman interest expense decreased by 2% from 2002.

      Net Loss. In 2003, net loss decreased by $1,750,000 to $385,000, as compared to a net loss of $2,135,000 in 2002. The decrease is primarily a result in increased sales and gross profit as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      We had negative net working capital of approximately $9.2 million at December 31, 2003, and the ratio of current assets to current liabilities was ..26 to 1. At December 31, 2002, we had negative net working capital of approximately $8.7 million and a current ratio of .27 to 1. The decrease in working capital is a result of our increased debt associated with the accrued interest in arrears due Harman.

      The negative working capital primarily resulted from the conversion in 2001 to demand notes of the $3.5 million short-term note and the $5 million long-term notes payable to Harman.

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

      In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

      On March 27, 2003, we entered into an agreement with Harman that will allow a restructuring of the debt we owe Harman if the Company privately places $1.5 million in common stock for cash consideration. The Company would then make a $1 million cash principal payment on its debt to Harman. Harman would allow the Company to retain the remaining cash raised by the sale of its common stock in excess of the payment to Harman. Harman would agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of CRL common stock, for a number of shares of CRL common stock such that Harman would own 19% of the then-outstanding shares of CRL common stock on a fully-diluted basis after giving effect to the private placement of equity securities by CRL referred to above. The shares of CRL common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

      Harman would exchange the remaining $3.382 million of debt plus accrued interest for $1.2 million due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest will be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment.

      On January 18, 2002, with Harman's consent, we acquired the assets of Dialog4 System Engineering GmbH. We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of our common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002 we executed an amendment to the Asset Sales and Purchase Agreement with Dialog4. The amended agreement extends the term of our payment installments to $37,500 plus interest on the remaining principal balance at a rate of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

      The Company still owes Dialog4 approximately $597,000, which was payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German Law. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non-payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. On April 29, 2003, the Company and Dialog4 entered formal Arbitral proceedings. We are currently in arbitration and there is no assurance the company can achieve a satisfactory settlement with Dialog4. (see Item 3 "Legal Proceedings" elsewhere in this Report).

      We owe Solectron GmbH approximately $504,000 as of December 31, 2003. This obligation was a result of claims originating between Solectron GmbH and Dialog4. We are currently making monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. The company is current with the existing payment plan.
As of December 31, 2003 the company has paid $214,211 in principal and $50,012 in interest.

      Beginning January 15, 2004 through September 15th 2005 the Company will be required to make 21 monthly installments. The final installment will be due October 15, 2005 in the amount of $15,682. The company is current with the existing payment plan. As of December 31, 2003 the company has paid $214,211 in principal and $50,012 in interest.



      The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years. We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2007.

                                           2004        2005       2006       2007       2008
                                        ---------   ---------  ---------  ---------  ---------
  Debt service                           $529,846     $33,736     $5,926         $0         $0
  Equipment and property leases           457,023     480,666    498,733    119,690    112,725
  Employment agreements                   723,560     301,483
                                        ---------   ---------  ---------  ---------  ---------
  Aggregate excluding obligations to
    Harman and Dialog4                  1,710,429    815,885    370,678    119,690    112,725
  Dialog4                                 597,055
  Obligation to Harman                  8,482,000
                                        ---------   ---------  ---------  ---------  ---------
  Total                               $10,789,484   $815,885   $370,678   $119,690   $112,725
                                      ===========  ==========   ========   ========   ========

      Working capital generated from 2004 operations will be used to service our commitments as detailed above, excluding our obligations to Harman. Any excess working capital generated from 2004 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2004 as we evaluate any expenditures related to expansion.

      Accounts receivable were $866,000 at December 31, 2003 compared to $646,000 at December 31, 2002. The 34% increase in accounts receivable is primarily due to increase in demand for our products. We have not increased our allowance reserve for the year ended December 2002, and reduced it by $75,000 in 2003. Maintaining our current reserve for the allowance of doubtful accounts was attributable to the general economic upturn from which began in the latter half of 2002 and which we expect to continue until at least the fourth quarter of 2004.

      Total inventories were $2,113,000 at December 31, 2003 compared to $2,305,000 at December 31, 2002. The value of inventory decreased $193,000, or 8%, due primarily to the reduction of inventory on hand. $187,000 of the $193,000 was attributable to the decrease in Work in Process.

      For the year ending December 31, 2004, our principal working capital requirements will be the payment of normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows.

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

      Approximately $10,043,000 of our total indebtedness is due and payable by December 31, 2004, unless with respect to the $8,482,000 due Harman, payment is demanded by Harman at an earlier date. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his outstanding stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

      On June 12, 2000, we borrowed $68,387 from a non-management employee to assist us in the purchase of the assets of Orban. The unsecured promissory note evidencing the debt bears interest at 12 percent per annum. The note was originally due September 12, 2000 but was extended to September 30, 2001 without payment of a fee. In order to further extend the note, we agreed to make 12 monthly installment payments of principal and interest over a one-year period commencing September 1, 2001. We did not pay a fee in connection with this extension. As part of the agreement, the note continues to bear interest at 12 percent per annum, but is compounded monthly. As of December 31, 2003, we had paid a total of $64,138 on the note and the remaining unpaid principal balance was $4,249 and the accrued and unpaid interest was $12,078.

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


OUR INDEPENDENT AUDITORS HAVE INCLUDED A "GOING CONCERN" QUALIFICATION IN THEIR REPORT ON OUR FINANCIAL STATEMENTS.

      Our independent auditors have included in their report on our financial statements a paragraph that states that there is "substantial doubt about the company's ability as a going concern" due to our deteriorating financial results and liquidity challenges. Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or pursuing remedies to collect debt which is in default. In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt. While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness. Our financial condition and the "going concern" emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships


AS A RESULT OF OUR LARGE OUTSTANDING DEBT OBLIGATIONS, WE HAVE SIGNIFICANT ONGOING DEBT SERVICE REQUIREMENTS WHICH MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

      On May 31, 2000, we acquired the assets of Orban, a wholly-owned subsidiary of Harman International Industries, Inc. The purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. As of September 30, 2001, our total indebtedness to Harman was approximately $8.5 million. Effective October 1, 2001, this indebtedness was converted to notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts set forth in the amended credit agreement that we entered into with Harman. Our substantial leverage may have important consequences for us, including the following:

      * our ability to continue as a going concern will depend in part on whether Harman demands payment on the debt (which at December 31, 2003 had a principal balance of $7.9 million), or any portion thereof;
      * a significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes;
      * the terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
      * our ability to obtain additional financing in the future for working capital, capital expenditures, and other purposes may be substantially impaired; and
      * our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.


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

      In connection with our acquisition of Orban, we entered into a credit agreement with Harman. Under the terms of the credit agreement, we are bound by certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of Harman. This limitation on our ability to obtain additional outside lines of credit may curtail our ability to make strategic acquisitions and to conduct research and development. This in turn could jeopardize our competitive position within our industry. In addition, our obligation to Harman is secured by a security interest in substantially all of our assets. Our inability to grant a security interest to anyone else in is another factor that limits our ability to obtain third party financing.


FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH. Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany. Transactions and expenses of our Orban Europe operations are conducted in Euros which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results. For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe. Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro. As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

      In 2003, we derived approximately 5% of our total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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


OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 823,779 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 4,172,533 shares of our common stock issued and outstanding as of March 30, 2004, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 39.5% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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


THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

      Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On March 30, 2004, the closing sale price of our common stock on the OTC Bulletin Board was $0.75 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

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

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                          ----

Independent Auditors' Report .............................................. 36

Consolidated Balance Sheets - December 31, 2003 and 2002 .................. 37

Consolidated Statements of Operations -
    For the Years Ended December 31, 2003 and 2002 ........................ 39

Consolidated  Statements of Stockholders' Equity (Deficit) -
    For the Years Ended December 31, 2003 and 2002 ........................ 40

Consolidated  Statements of Cash Flows -
    For the Years Ended December 31, 2003 and 2002 ........................ 41

Notes to Financial Statements ............................................. 43

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 12, the Company's reported net losses and past-due obligations have caused it to enter into negotiations to restructure certain loan agreements. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.




Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
March 19, 2004

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

ASSETS
                                                        2003            2002
CURRENT ASSETS:                                     -----------     -----------
   Cash                                               $222,631        $214,401
   Accounts receivable, trade, net of allowance for
     doubtful accounts of $33,361 in 2003 and
     $108,361 in 2002                                  866,451         645,655
   Inventories                                       2,112,614       2,305,194
   Other current assets                                168,896         105,161
                                                    -----------     -----------
     Total current assets                            3,370,592       3,270,411
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT - Net                    569,183         750,206
                                                    -----------     -----------
OTHER ASSETS:
   Goodwill                                          7,476,008       7,476,008
   Other                                               351,503         287,582
                                                   -----------     -----------
                                                     7,827,511       7,763,590

TOTAL                                              $11,767,286     $11,784,207
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $1,103,452      $1,196,967
   Notes payable to stockholders                        92,500               0
   Notes payable                                     8,482,000       8,482,000
   Current portion of long-term debt                 1,340,709       1,091,404
   Accrued salaries and benefits                       535,017         373,603
   Customer deposits                                    39,266         255,281
   Other accrued expenses and liabilities            1,001,097         565,014
                                                   -----------     -----------
    Total current liabilities                       12,594,041      11,964,269
                                                   -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                    39,662         461,242
                                                   -----------     -----------
    Total liabilities                               12,633,703      12,425,511
                                                   -----------     -----------

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002 - continued
                                                        2003            2002
                                                   -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $100 par value - authorized,
     500,000 shares, None issued
   Common stock, $.10 par value - authorized,
     20,000,000 shares, 4,153,574 and 3,767,404
     shares issued and outstanding at December
     31, 2003 and 2002                                 415,358         376,741
   Additional paid-in capital                        5,555,932       5,434,785
   Accumulated deficit                              (6,837,707)     (6,452,830)
                                                   -----------     -----------
     Total stockholders' deficit                      (866,417)       (641,304)
                                                   -----------     -----------
TOTAL                                              $11,767,286     $11,784,207
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002

                                                        2003            2002
                                                   -----------     -----------
NET SALES                                          $12,381,834     $10,772,593
COST OF GOODS SOLD                                   5,536,878       5,906,507
                                                   -----------     -----------
Gross profit                                         6,844,956       4,866,086
                                                   -----------     -----------
OPERATING EXPENSES
   Selling, general and administrative               4,331,001       4,511,972
   Research and development                          1,375,159       1,440,686
   Depreciation                                        207,292         344,262
                                                   -----------     -----------
Total operating expenses                             5,913,452       6,296,920
                                                   -----------     -----------
INCOME (LOSS) FROM OPERATIONS                          931,504      (1,430,834)
                                                   -----------     -----------
OTHER (INCOME) EXPENSE:
   Sundry expense (income)                              56,340        (455,649)
   Interest expense                                  1,260,041       1,159,854
                                                   -----------     -----------
Total other expense                                  1,316,381         704,205
                                                   -----------     -----------
NET LOSS BEFORE INCOME TAXES                          (384,877)     (2,135,039)

INCOME TAXES                                                 0               0
                                                   -----------     -----------
NET LOSS                                             ($384,877)    ($2,135,039)
                                                   ===========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.10)         ($0.58)
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002

                                       Common
                               ---------------------
                                                        Additional
                                                         Paid-in     Accumulated
                                Shares       Amount      Capital       Deficit       Total
                               ---------    ---------   ----------   ------------   ----------
Balance, January 1, 2002       2,388,880     $238,888   $4,196,229   ($4,317,791)    $117,326

Issuance of common shares      1,378,524      137,853    1,238,556                  1,376,409

Net loss                                                              (2,135,039)  (2,135,039)
                               ---------    ---------   ----------   ------------   ----------
Balance, December 31, 2002     3,767,404      376,741    5,434,785    (6,452,830)    (641,304)
                               ---------    ---------   ----------   ------------   ----------

Issuance of common shares        386,170       38,617      121,147                    159,764

Net loss                                                                (384,877)    (384,877)
                               ---------    ---------   ----------   ------------   ----------
Balance, December 31, 2003     4,153,574     $415,358   $5,555,932   ($6,837,707)   ($866,417)
                               =========    =========   ==========   ============   ==========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002

                                                        2003            2002
                                                   -----------     -----------
OPERATING ACTIVITIES:
  Net Loss                                           ($384,877)    ($2,135,039)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
  Depreciation and amortization                        294,451         430,940
  Provision for uncollectible accounts                 (75,000)          9,698
  Provision for inventories reserve                          0         168,018
  Stock compensation                                   159,764         108,409
  Gain on sale of building                                   0        (351,757)

Changes in assets and liabilities:
  Accounts receivable                                 (145,796)        (14,197)
  Inventories                                          192,580       1,064,233
  Prepaid expenses and other assets                   (127,656)        (23,822)
  Accounts payable, accrued expenses and deposits      307,968         764,078
                                                   -----------     -----------
    Net cash provided by operating activities          221,434          20,561
                                                   -----------     -----------
INVESTING ACTIVITIES:
  Proceeds received from sale of building                    0         679,499
  Capital expenditures                                (113,428)        (30,516)
                                                   -----------     -----------
    Net cash (used in) provided by
      investing activities                            (113,428)        648,983
                                                   -----------     -----------
FINANCING ACTIVITIES:
  Proceeds from stockholder advances                   298,000
  Repayment of stockholder advances                   (205,500)
  Principal payments on long-term debt                (171,105)       (663,047)
  Principal payments on notes payable                  (21,171)        (90,991)

  Proceeds from sale of common stock                         0          18,000
                                                   -----------     -----------
    Net cash used in financing activities              (99,776)       (736,038)
                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH                          8,230         (66,494)


CASH AT BEGINNING OF YEAR                              214,401         280,895
                                                   -----------     -----------
CASH AT END OF YEAR                                   $222,631        $214,401
                                                   ===========     ============

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002 - continued

                                                        2003            2002
                                                   -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                          $764,843        $835,081
                                                   ===========     ===========

    Income Taxes                                        $1,600              $0
                                                   ===========     ===========


NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of net assets acquired,
      including goodwill                                    $0      $2,034,563
    Debt issued to seller                                    0        (750,000)
    Common Stock issued to seller                            0      (1,250,000)
                                                   -----------     -----------
    Cash paid                                               $0         $34,563

                                                   ===========     ===========

Common stock issued for consulting
  services rendered                                         $0        $100,000
                                                   ===========     ===========

Common stock issued for compensation                  $159,764          $8,409
                                                   ===========     ===========
Solectron inventory purchase financed with
  long term debt                                            $0        $714,938
                                                   ===========     ===========
Conversion of accounts payable to notes
  payable and long-term debt                           $46,087         $27,553
                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                  CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

On January 18, 2002 we purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of Dialog4 have been included in the consolidated financial statements commencing January 18, 2002. The excess of the total acquisition costs over the fair value of the assets acquired was approximately $1.7 million. See note 6.


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

c. Goodwill. The Company adopted SFAS 142, Goodwill and Other Intangible Assets on January 1, 2002. SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized. The goodwill impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary. If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

      The Company has determined the estimated fair value of the Company with a view to determining whether the goodwill has been impaired under these new rules. Management has concluded that the estimated fair value of the Company was in excess of its carrying value as of

      January 1, 2002. The fair value has been estimated based on the customer base, cash flows and existing product lines. In addition, the Company continued the annual goodwill impairment test for the years ended December 31, 2003 and 2002. As a result of these reviews the Company has established that no impairment loss is required to be recorded upon the adoption of SFAS 142, nor for the years ended December 31, 2003 and 2002.

d. Long-lived assets - The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. No impairment losses were recorded for the years ended December 31, 2003 and 2002.

e. Warranty - The Company's warranty period is two years from the date of sale for our digital products and one year from date of sale for our analog products. Warranty expense was $66,013 and $161,934 for 2003 and 2002, respectively. The accrued warranty obligation was $122,000 at both December 31, 2003 and 2002.

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

      In 2003 and 2002, one customer accounted for approximately 20% and 14% of net sales, respectively.

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

      The Company grants trade credit to its customers. Receivables are valued at management's estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company's historical collection experience. Based on managements evaluation the allowance for doubtful accounts reserve was reduced by $75,000 during 2003.


g. Research and development costs totaling $1,375,159 and $1,440,686 for the years ended December 31, 2003 and 2002, respectively, are charged to expense as incurred.


h. Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2003 and 2002.

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

j. Net loss per share - In calculating net loss per share for the year ended December 31, 2003, the effects of 2,815,005 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive. For the year ended December 31, 2002, the options and warrants to purchase 1,565,005 and 1,395,690 shares respectively, of common stock were not used in computing diluted earnings because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statements of operations. Earnings per share is calculated as follows:

                                                   Year Ended
                                                   December 31,
                                           ---------------------------
                                               2003           2002
                                           ------------   ------------
      Numerator
        Net loss                             ($384,877)   ($2,135,039)

      Denominator
        Weighted average shares              3,903,238      3,658,084

      Basic and diluted net loss per share      ($0.10)        ($0.58)


k. Advertising Costs - Advertising costs are expensed as incurred with the exception of any expenses paid in connection with a sales event that has not yet taken place. Those advertising costs are classified as prepaid expense items until after the sales event. Advertising expense for the years ended December 31, 2003 and 2002 were $46,482 and $103,896, respectively.

l. Shipping and handling costs - It is the Company's policy to classify shipping and handling costs as part of selling, general and administrative expenses in the statement of income. Total delivery costs were $25,489 and $38,008 in 2003 and 2002, respectively.

m.    New accounting pronouncements

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

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 did not have any impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Finally, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. Adoption of FIN 45 did not have any impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The Company has no interests in VIE and FIN 46 did not have an impact on the Company's results of operations or financial position.

      In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," replacing FIN 46, of the same title, that was issued in January 2003. FIN 46R provides guidance on which certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46R, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called VIE and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

      The provisions of FIN 46R must be applied for VIEs created after January 31, 2003 and for variable interests in entities commonly referred to as "special purpose entities." For all other VIEs, implementation is required by March 31, 2004. The Company has no interest in VIES. Our adoption of FIN 46R did not have an impact on our consolidated financial statements or disclosures.

n. Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

o. Stock Options - The Company uses the intrinsic value method to account for stock - based employee compensation.


2.   INVENTORIES

     Inventories consist of the following at December 31:

                                                        2003            2002
                                                    ----------      ----------
     Raw materials and supplies                     $2,336,617      $2,388,922
     Work in process                                   792,334         993,160
     Finished goods                                    525,057         464,506
                                                    ----------      ----------
     Total                                           3,654,008       3,846,588
     Less obsolescence reserve beginning of year    (1,541,394)     (1,373,376)
     Additions to the obsolescence reserve                   0        (168,018)
                                                    ----------      ----------
     Inventories, net                               $2,112,614      $2,305,194
                                                    ==========      ==========


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                        2003            2002
                                                    ----------      ----------
     Leasehold improvements                           $404,617        $382,059
     Furniture and fixtures                             98,120          95,755
     Computer equipment                                921,292         898,149
     Machinery and equipment                         1,187,642       1,122,280
                                                    ----------      ----------
                                                     2,611,671       2,498,243
     Less accumulated depreciation and amortization  2,042,488       1,748,037
                                                    ----------      ----------
     Property, plant and equipment - net              $569,183        $750,206
                                                    ==========      ==========

Provision for depreciation and amortization charged to operations for the years ended December 31, 2003 and 2002 amounted to $294,451 and $430,940, respectively, of which $ 87,160 and $90,491 are included as a component of cost of goods sold, respectively. 2002 other income included $351,751 of gain on the sale of the property in Tempe, Arizona.

4.   LONG-TERM DEBT & NOTES PAYABLE

Long-term debt consists of the following at December 31:

                                                        2003            2002
                                                    ----------      ----------
     Orban acquisition note to stockholder            $178,905        $178,905
     Avocet Instruments, Inc.                           32,824          44,207
     Dialog4 Engineering GmbH see Note 6               597,055         597,055
     Solectron GmbH see Note 6                         504,271         649,371
     Vendor notes                                       63,066          70,168
     Employee note                                       4,250          12,940
                                                    ----------      ----------
     Total long-term debt                            1,380,371       1,552,646
     Less current portion                            1,340,709       1,091,404
                                                    ----------      ----------
     Total long-term debt, less current portion        $39,662        $461,242
                                                    ==========      ==========

     In connection with the acquisition of the assets of Orban, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum. On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of December 31, 2003, the Company has made partial payments on the accrued interest and no payments to reduce the principal. As of December 31, 2003, the outstanding principal balance of this debt was $178,905, plus past due interest of $2,274.

     On June 12, 2000, we borrowed $68,387 from an employee to assist us in the purchase of the assets of Orban. As of December 31, 2003, we had paid a total of $64,138 on the note and the remaining unpaid balance was $4,250 plus $12,078 in accrued interest at 12 % per annum.

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum through June 30, 2006. $32,824 is due at December 31, 2003.

     In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. Accounts payable converted to notes payable in 2003 and in 2002 amounted to $46,087 and $27,553.

Future minimum payments as of December 31, 2003 on the long-term debt are as follows:
              2004            $1,340,709
              2005                33,736
              2006                 5,926
                              ----------
                              $1,380,371
                              ==========

5.    NOTES PAYABLE

Payable to others

      On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. The purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. On October 1, 2001, we entered into an amendment to credit agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the amended credit agreement. At December 31, 2003 and 2002 $8,482,000 is outstanding.

      Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman December 31, 2003, $8,482,000 in principal is outstanding and bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. The Company will restate the principal debt amount to reflect the retroactive balance of $8,482,000 as stated on April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. As of December 31, 2003, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $698,984 (at a rate of 12% per annum).


Payable to stockholders

      On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the options at any time prior to January 23, 2006, and has not exercised any of the options as of December 31, 2003.

      On February 20, 2003, Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan, the Company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1
(one) share of common stock per dollar loaned. As of December 31, 2003, Mr. Orban has not made a decision under his right to elect.

      On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19,

2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 to satisfy the terms of the proposed Harman debt restructure, whichever last occurs. As of December 31, 2003 the Company has repaid $37,500 of loan to Mr. Zeni.

      Two other shareholders loaned the Company $10,000 and $20,000 respectively, both receiving one year notes accruing interest at rate of 9% per annum. Both notes will be due and payable with interest in June 2004. The proceeds from these notes were used to reduce the Harman debt. Accrued interest to Stockholders was $70,481 at December 31, 2003.


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


      The Company was willing to purchase the assets of Dialog4 for $1.7 million over its book value because management believed the cost to develop those products would have exceeded the $1.7 million. All goodwill is amortized over a 15-year period for tax reporting purposes.

      Pro forma information for 2002 would not be significantly different from the historical information for 2002 because the operations for Dialog4 for the period from January 1, 2002 through January 18, 2002 was not significant.

      The Company still owes Dialog4 approximately $597,000, which is payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets, and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Solectron and other vendors that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German Law. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non-payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. On April 29, 2003, the Company and Dialog4 entered formal Arbitral proceedings. We are currently in arbitration and there is no assurance the company can achieve a satisfactory settlement with Dialog4. (see Item 3 "Legal Proceedings" elsewhere in this Report).

      On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. We currently owe Solectron GmbH approximately $504,000 as of December 31, 2003 and $649,000 at December 31 ,2002. On January 20, 2004 we were able to renegotiate the terms to pay to make monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. The company is current with the existing payment plan. As per the new payment terms the Company will be able to reclassify $234,139 as long term debt in January 2004. As of December 31, 2003 the company has paid $214,211 in principal and $50,012 in interest. Mr. Brentlinger has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.


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

      On November 15, 2001, the Company extended the time in which the Class A Warrants may be exercised by adding 10 days on to the sixty-day period following the registration of the shares issuable. Subsequently, on January 23, 2002, the Company extended the exercise date for the Class A Warrants to February 23, 2002 while lowering the strike price from $1.75 to $1.00. Subsequently, on March 8, 2002 the Company issued 18,000 shares of unrestricted common stock in exchange for 18,000 Class A Warrants at $1.00 per share. The A warrants have since lapsed and are no longer exercisable.

      On January 18, 2002, the Company issued 1,250,000 shares of restricted common stock to Dialog4 System Engineering GmbH pursuant to the asset sale and purchase agreement.

      On January 24, 2002 the Company issued to Malibu Holdings, LLC. 50,000 shares of restricted common stock in exchange for $50,000 of consulting services rendered during the prior year.

      On November 4, 2002 the Company issued 18,750 shares of restricted common stock to Ellen Brous, 18,750 shares of restricted common stock to Pipia Cophen & Associates and 12,500 shares of restricted common stock to Debra Fiakas when we engaged "HD Brous & Co., Inc." to advise and assist us in capital raising efforts. Refer to Note 12 for a more information.

      On each of November 12, 2002, and December 9, 2002 the Company issued 5,016 shares of restricted common stock in connection with the employment contract of Phil T. Zeni Sr., our Executive Vice President, Chief Operating Office and Director.

      During the year in 2003 the Company issued 172,670 shares of restricted common stock in connection with the employment contract of Phil T. Zeni Sr., our Executive Vice President, Chief Operating Office and Director.

      On August 18, 2003, the Company issued 13,500 shares of restricted common stock to Robert McMartin, our Vice President and Chief Financial Officer as consideration for making two loans to the Company in 2002.

      On October 22, 2003, the Company issued 200,000 shares of restricted common stock as compensation to Phillip T. Zeni, Sr. our Executive Vice President, Chief Operating Office and Director for the May 19, 2003 loan he made to the company.

8.    STOCK OPTIONS
      In May 1994, the Company's stockholders approved the Company's 1994 Stock Option Plan, which set aside an aggregate of 120,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options are typically exercisable upon the grant date for up to three years at a price equal to 100% of the fair market value at the date of grant. There are no options outstanding under this plan at December 31, 2003 and 2002.

      In June 1999, the Company's president was granted stock options, which vested immediately, to purchase 1,000,000 shares over the next 5 years for $1.25 per share. No options have been exercised under this grant. Mr. Brentlinger has committed to exercise his options, if necessary, in order to satisfy the Company's debt payments, if operating cash flows are inadequate.

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

      On January 23, 2002, the Company's Board of Directors granted to its Executive Vice President Chief Operating Officer and Director, Phillip T. Zeni, Sr., an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. No options have been exercised under this grant.

      If the options that were issued to the board of directors were recorded under SFAS 123, "Accounting for Stock Based Compensation", using the Black Scholes fair value model, net loss for the year ended December 31, 2002 would have increased by approximately $125,000. Net loss for 2002 was $2,135,039. Had the options been expensed, the net loss would have been $2,260,039.

      Had the options been expensed, net loss and loss per share would have been as follows.

      Net loss as reported                                 ($2,135,039)
      Additional expense if options had been expensed         (125,000)
                                                           -----------
      Pro forma net loss                                   ($2,260,039)
                                                           ===========

      2002 loss per share basic and diluted, as reported        ($0.58)
      2002 loss per share basic and diluted, if options
        had been expensed                                       ($0.62)

9.   INCOME TAXES

The principal reasons for the difference between the income tax benefit provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

                                                        2003            2002
                                                     ---------       ---------
     Federal tax at statutory rates                  ($130,800)      ($725,900)
     State tax at statutory rates                      (22,000)       (128,100)
     Permanent items                                    10,300          10,000
     Other                                                   0               0
     Increase in valuation allowance                   142,500         844,000
                                                     ---------       ---------
       Total                                                $0              $0
                                                     =========       =========

At December 31, deferred taxes represent the tax effect of temporary differences related to:
                                                        2003            2002
                                                     ---------       ---------
     Current deferred taxes:
      Inventory capitalization                         $60,600         $71,800
      Inventory obsolescence reserve                   616,600         616,600
      Allowance for doubtful accounts                   13,300          43,300
      Warranty and other reserves                       48,800          48,800
      Accrued expenses                                  90,700          87,900
      Deferred tax valuation allowance                (830,000)       (868,400)
                                                     ---------       ---------
        Total                                               $0              $0
                                                     =========       =========

     Non-current deferred taxes:
      Goodwill amortization                          ($130,800)       $113,100
      Depreciation and amortization                    (54,600)        (52,300)
      Operating loss carry forward                   2,755,500       2,328,400
      Federal general business credit
        carry forward                                   65,400          65,400
      Deferred tax valuation allowance              (2,635,500)     (2,454,600)
                                                     ---------       ---------
        Total                                               $0              $0
                                                     =========       =========

At December 31, 2003 and 2002, valuation allowances totaling $3,465,500 and $3,323,000, respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $6,889,000 which expire through 2024, are available for federal income tax purposes.

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

      Sales for the years ended December 31, 2003 and 2002 were conducted primarily through wholesale distributors and dealers. In 2003, one of our largest customers, Harris Corporation, accounted for approximately 20% of net sales. In 2002, Harris accounted for approximately 14% of net sales. Broadcast Supply Worldwide accounted for just over 9% of our net sales for 2003, representing a decrease of 1% over 2002. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

      International sales in 2003 and 2002 totaled $7,761,388 and $6,200,809, respectively, or approximately 63% and 58%, respectively, our total sales during those years. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from German office be paid in either Euros or United States Dollars. All other export sales are in U.S currency.


     Our export sales by region are as follows:

     Region                     2003       %           2002       %
     --------------------------------------------------------------
     Europe                  $3,783,060   49%        $3,191,977   51%
     Pacific Rim              2,511,406   33          1,629,428   26
     Latin and South America    344,713    4            532,844    9
     Canada and Mexico          798,980   10            656,169   11
     Other                      323,229    4            190,391    3
                             ----------  ----       ----------  ----
     Total                   $7,761,388  100%       $6,200,809  100%
                             ==========  ====       ==========  ====

11.   EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) profit sharing plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant's annual compensation. Total annual contributions to a participant's account may not exceed 25% of compensation. Company contributions made to the Plan were $66,812 and $65,653 in 2003 and 2002, respectively.

      On August 24, 2001, the Company's Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001. The plan is offered to substantially all employees, including officers. Employees may purchase the Company's common stock through payroll deductions not exceeding $250 per week. A non-affiliated dealer on the open market purchases shares at the market price. During 2003 and 2002, the plan purchased 8,036 and 11,360 shares of the Company's common stock, respectively.

12.   GOING CONCERN

      We have reduced our net 2002 loss from $2,135,039 to $384,877 during 2003. Despite this encouraging trend, our previous financial results have strained our liquidity, causing us, in 2001 to renegotiate our $8.5 million loan agreement with Harman. Under the terms of our debt agreement with Harman International as now in effect, Harman can demand at any time that we immediately pay in full the outstanding balance of our debt. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the remaining $8.5 million in principal and $1.2 in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a "going concern" emphasis paragraph to their report on our financial statements by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

      In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We have renewed our engagement with HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

      Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000 in principal at December 31, 2003 bearing interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. As of December 31, 2003, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $698,984 (at a rate of 12% per annum).

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


13.   COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company maintains its principal offices and warehouse in leased facilities in San Leandro, California, under an operating lease which expires on December 31, 2006. The lease agreement provides for minimum monthly rental payments ranging from $27,022 to $30,396. The Company is also responsible for the payments of (i) common area operating expenses (as defined), (ii) utilities, and (iii) Real Estate taxes. The Company also maintains its principal corporate offices and facilities in leased facilities in Tempe, Arizona, under an informal operating lease which expires on December 31, 2005. The Company is also responsible for the payments of (i) taxes and (ii) utilities.

      The Company leased space at 1330 West Auto Drive, Tempe, Arizona (the "Building") beginning January 2, 2003 through November 30, 2003 from Formosa International Systems Co., Inc.

      On November 26, 2003, the Company entered into a lease with a three year option to purchase the manufacturing and office facilities at 1302 W. Drivers Way, Tempe, AZ from Sheena 4626 LLC. The term of the lease is for 60 months commencing on December 1, 2003. Pending the landlord's ability to vacate the premises, we agreed to lease 6,285 square feet for the first month (at approximately $4,399) and 8,067 square feet for the second month (at approximately $5,646). We will lease the entire 13,008 square feet (at approximately $9,105 per month) for months 3 though 12 of the term. Subsequently, the monthly payments will increase at a rate of 3 % annually. There is an option to purchase the property for $1,275,000 after the first 12 months of occupancy, increasing $25,000 each year for the subsequent years. We hope to benefit from a potential increase in the Real Estate market. This new Tempe location houses our executive, administrative, sales, manufacturing and research staff.

Future minimum lease payments relating to the above operating leases at December 31, 2003 are as follows:


                December 31,       Amount
                ------------       --------
                  2004             $457,023
                  2005              480,666
                  2006              498,733
                  2007              119,690
                  2008              112,725
                                   --------
                                 $1,668,837
                                 ==========

Rent expense amounted to $518,135 and $371,219 for the years ended December 31, 2003 and 2002, respectively. The office facility lease in Ludwigsburg, Germany is a month-to-month lease for approximately 750 square feet for $2,700 a month.


Litigation:

Formosa International Systems Co., Inc.,

      The Company leased space at 1330 West Auto Drive, Tempe, Arizona (the "Building") beginning January 2, 2003. The owner of the Building, Formosa International Systems Co., Inc., was also a tenant in the Building. An informal lease was executed which provided that the owner would vacate the Building upon request and that the Company would pay rent partly in cash and partly in stock of the Company (subject to compliance with Securities Laws). The Company made all payments of the cash portion of the rent, but refused to pay the stock portion until the owner vacated the Building so the

Company could use all of the space it was renting. The owner refused to vacate. In addition, the owner requested the Company to execute a subordination agreement with its lender on terms the Company found unacceptable and the Company refused to execute it without modifications. The owner then locked out the Company for nonpayment of the stock portion of the rent on November 10, 2003. The Company immediately sought and obtained a Temporary Restraining Order ("TRO") from the Superior Court of Maricopa County, Arizona requiring the owner to allow the Company continued use of the Building, and the Company moved back into the Building that day.

      The Company declared the lockout to be a default under the lease and vacated the Building in late November, 2003, entering into the present lease for a building located at 1302 West Drivers Way, Tempe, Arizona. The Company thereafter amended its complaint in the Superior Court alleging breach of lease and constructive eviction, seeking from the owner of the Building its actual damages, which it alleges to be at least $100,000. The owner of the Building has counterclaimed for breach of lease, claiming damages of $177,500, and for the allegedly wrongful conduct of the Company in refusing to execute the subordination agreement requested by the owner, claiming unspecified damages. The Company has denied the allegations of the counterclaim and the matter is pending.


Dialog4

      On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. If we are unable to do so, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Sale and Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration of indebtedness by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our recent agreement is finalized with Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On May 8, 2002, Altschuler, Melvoin and Glasser LLP of California ("AM&G of California"), the Registrant's independent public accountants, notified the Registrant of its withdrawal as the Registrant's independent public accounting firm. The withdrawal of AM&G of California was necessitated by the departure of that firm's partner in charge of audits of companies required to file periodic reports with the Securities and Exchange Commission. As a result of this partner's departure, AM&G of California will no longer be engaging as independent auditors for reporting companies. The Registrant engaged
Altschuler, Melvoin and Glasser LLP of Illinois ("AM&G of Illinois"), effective as of May 8, 2002, to serve as the Registrant's independent public accountants. Although AM&G of Illinois and AM&G of California are affiliated, they are separate entities.

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

      Since the Registrant's engagement of AM&G of Illinois on May 8, 2002, there have been no disagreements between the Registrant and AM&G of Illinois on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of AM&G of Illinois, would have caused that firm to make reference thereto in connection with its reports


ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures: the Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that it submits to the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

      Changes in internal controls: There were no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) subsequent to the date of the Company's evaluation that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors, executive officers and key employees, and their ages as of March 30, 2004 are:

     Name                           Age     Positions
     --------------------------     ---     ------------------------------------
     Charles Jayson Brentlinger     49      Chief Executive Officer, Chairman of
     the Board and President

     Berthold F. Burkhardtsmaier    47      Director

     Gary D. Clarkson               51      Secretary, Vice President and
                                            Director

     Robert A. Orban                58      Vice President, Chief Engineer and
                                            Director

     Carl E. Matthusen              60      Director

     Phillip T. Zeni, Sr.           62      Executive Vice President, Chief
                                            Operating Officer and Director

     Peter J. Lee                   49      Vice President of Orban European
                                            Operations

     Robert W. McMartin             42      Vice President, Treasurer and Chief
                                            Financial Officer

     Greg J. Ogonowski              48      Vice President of New Product
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

     Christopher M. Kampmeier has served as a director since April 2003. Since 1996, he has served as Director of Programming for the Clear Channel Communications, Inc. operations in Orlando, Florida where he directs the programming of 5 FM and 2 AM radio stations and supervises a staff of 63 full-time and approximately 50 part-time employees, with an annual budget of over $7.25 million. In 2002, he was promoted to Regional Vice President of Programming for the central and northern Florida regions, adding oversight responsibility of 22 additional stations to his duties. Prior to his employment with Clear Channel Communications, Inc., he held Program Director and Vice President of Programming positions in New York City, Los Angeles, Phoenix and Tampa. He also held General Manager positions in Salt Lake City, Utah and New Haven, Connecticut.

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


EXECUTIVE OFFICERS

     Peter J. Lee has served as our acting Vice President of Orban European Operations since his appointment by the Executive Committee of the Board of Directors of Circuit Research Labs, Inc. on July 23, 2002. He joined our Company as a result of the Asset Sale and Purchase Agreement of Dialog4 on Janaury 18, 2002. From 1997 to 2000, he was employeed by 360 Systems Europe as their Managing Director and Sales Manager. From 1994 to 1997, he was employed by Foxtex Corporation of America as their Managing Director and Sales Manager.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2003 fiscal year with the exception of the following: (1) Gary D. Clarkson, the Company's Vice President and Secretary, failed to file his Form 5 until April 12, 2004; on such Form 5, Mr. Clarkson reported the acquisition of 1,102.59 shares of the Company's common stock under the Company's Employee Monthly Stock Investment Plan; (2) Charles Jayson Brentlinger, the Company's President and Chief Executive Officer, failed to file his Form 5 until April 12, 2004; on such Form 5, Mr. Brentlinger reported the acquisition of 2,197.69 shares of the Company's common stock under the Company's Employee Monthly Stock Investment Plan; and (3) Robert W. McMartin, the Company's Vice President, Treasurer and Chief Financial Officer, failed to file his Form 5 until April 12, 2004; on such Form 5, Mr. McMartin reported the acquisition of 2,201.69 shares of the Company's common stock under the Company's Employee Monthly Stock Investment Plan.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual and long-term compensation paid or accrued to the Chief Executive Officer and the four highest compensated executive officers whose salary and bonus exceeded $100,000 during 2003.

                              Summary Compensation Table

                                                             Securities
Name and Principal          Fiscal                           Underlying      All Other
Position                     Year   Salary        Bonus      Options (#)(1)  Compensation
---------------------------  ----   -----------   ---------  --------------  ------------
Charles Jayson Brentlinger   2003   $173,421         -            -          $158,390(3)
President, Chief Executive   2002    170,594         -            -                -
 Officer and Chairman        2001    169,739         -       1,365,005(2)
 of the Board

Robert A. Orban              2003   $178,566         -            -           $93,611(5)
 Vice President and          2002    178,566         -          50,000(4)          -
 Chief Engineer              2001    178,093         -            -                -

Phillip T. Zeni, Sr.         2003   $174,998         -          50,000(4)     $86,306(6)
 Executive Vice President    2002     33,653(8)
 and Chief Operating
 Officer

Peter J. Lee                 2003   $136,862
 Vice President of Orban     2002    117,437
 European Operations

Greg J. Ogonowski            2003   $150,000         -            -            $4,000(7)
 Vice President of New       2002    150,000         -            -                -
 Product Development         2001    149,627         -            -                -



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

(3) $143,990 represents compensation to Mr. Brentlinger for signing personal guarantees in connection with the Dialog4 Asset Sale and Purchase Agreement and the settlement agreement between Solectron and the Company, see item 6 in Notes to Consolidated Financial Statements. $45,961 and $98,029 represents compensation paid in 2002 and 2003, respectively. The remaining 14,400 represents car allowance.

(4) Represents options granted to this person by the Board of Directors on January 23, 2002. The options, which vested immediately, are exercisable prior to January23, 2005 at a purchase price of $1.00 per share. No Options have been exercised under this grant..

(5) Represents compensation associated with Mr. Orban's Employment agreement., Please see exhibit number 10.18 previously filed on form 10KSB for the fiscal year ended December 31, 2000. Mr. Orban earned $10,771, $28,980 and 53,860 for the years ended 2001, 2002, and 2003, respectively.

(6) $60,000 of the $93,611 represents restricted stock transferred as part of a loan transaction executed May 19, 2003. This transaction is further described in Item 5 in The Notes to Consolidated Financial Statements under Stockholder notes. $7,500 represents cash consideration for the previously discussed stockholder note. $9,306 represents interest accrued relating the same note. Mr. Zeni further received $9,000 for car allowance and $500 for 2002 board meeting fees.

(7) Represents consideration for Mr. Ogonowski's engineering and consulting company (Modulation Index), of which he is the owner.

(8) Represents Mr. Zeni's compensation from September 30, 2002 to December 31, 2002.

COMPENSATION OF DIRECTORS

     We pay our directors (other than directors who are also employees) for their service. Each director receives $100 for each board meeting and committee meeting attended, either in person or by telephone. During the year ended December 31, 2003, outside directors were paid a total of $1,200 for attendance at board meetings.


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

     We have an employment contract with our acting Vice President of Orban European Operations. The contract is dated as of May 1, 2000 and may be terminated by either party with two weeks prior written notice. Under the contract, Mr. Lee is employed full-time as International Sales Director, with the exception of Germany, by Dialog4 System Engineering Gmbh. The contract provides that Mr. Lee will receive an annual base salary of 106,500 DM and an additional monthly commission of 0.5% based on invoiced sales in his allocated sales areas. For annual sales exceeding 2 million DM, the commmission will increase to 1.5%; for sales exceeding 2.5 million DM, the commission will increase to 2.0%; for sales exceeding 3.0 million DM, the commission will increase to 2.5%. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 30, 2004, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.


     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of March 30, 2004 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                                       Number of
                                                       Shares         Percent
                                                       Beneficially     of
Name of Beneficial Owner              Title of Class   Owned(1)       Class(2)
---------------------------------     --------------   ---------      ------
Directors and Executive Officers:
 Charles Jayson Brentlinger(3)(4)     Common Stock     2,189,018      39.5%
 Berthold Burkhardtsmaier(5)          Common Stock     1,250,000      30.0%
 Gary D. Clarkson(6)                  Common Stock        52,033       1.2%
 Christopher M. Kampmeier             Common Stock        20,878         *
 Carl E. Matthusen(6)                 Common Stock        50,000       1.2%
 Robert A. Orban(6)                   Common Stock        66,600       1.6%
 Phillip T. Zeni, Sr.(6)              Common Stock       452,153      10.7%
 Peter J. Lee                         Common Stock             0         0
 Robert McMartin                      Common Stock        17,563         *
 Greg J. Ogonowski                    Common Stock         6,666         *
 All directors and executive
   officers as a group (10 persons)   Common Stock     4,104,910      71.5%

5% Holders:
 Jayson Russell Brentlinger(7)(8)     Common Stock     1,450,000      25.8%
 Dialog4 System Engineering GmbH(5)   Common Stock     1,250,000      30.0%
 Cornelia Burkhardtsmaier(5)          Common Stock     1,250,000      30.0%
 Friedrich Maier(5)                   Common Stock     1,250,000      30.0%



Unless otherwise noted, the address of each person named in the table is 1302 West Drivers Way, Tempe, Arizona 85284.

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

(2) On the basis of 4,172,533 shares of common stock outstanding as of March 30, 2004.

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

(4) Includes 498,682 shares owned by C. Jayson Brentlinger Family Limited Partnership. Mr. Brentlinger is deemed to have direct beneficial ownership of the shares owned by C. Jayson Brentlinger Family Limited Partnership based on his status as General Partner and Trustee of C. Jayson Brentlinger Family Limited Partnership. The address of C. Jayson Brentlinger Family Limited Partnership is 1302 West Drivers Way, Tempe, Arizona 85284.

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

(7) Includes 200,000 shares subject to immediately exercisable options assigned to this person by his son, Charles Jayson Brentlinger, on January 16, 2002 (see
Note 3 above). The options have an exercise price of $1.00 per share and expire on September 30, 2004. No options have been exercised under this grant.

(8) Includes 1,250,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2003. The options have an exercise price of $0.55 per share and expire on January 23, 2006. No options have been exercised under this grant. The address of Mr. Jayson Russell Brentlinger is 7434 East Stetson Drive, Suite 245, Scottsdale, Arizona 85251.

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

      On January 23, 2003, Charles Brentlinger, the father of the Company's President, Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. The loan was repaid in 2003, without interest. To induce Charles Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Charles Brentlinger may exercise the option at any time during the next 3 years. As of this time, he has not exercised any of these options.

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

     In addition to the stated purchase price, we issued to Harman warrants to purchase 1,000,000 shares of our common stock, exercisable for $2.25 per share. The warrants have a three-year term and can be exercised either (i) by payment in cash, (ii) by reducing the amount of the unpaid principal on the long-term or short-term note, or (iii) by any combination of (i) and (ii). We obtained an independent valuation of the warrants in November 2000 from Houlihan Valuation Advisors which valued the warrants at $1,050,000 as of May 31, 2000. When combined with the cash purchase price, this results in a total purchase price of Orban's assets of $11,550,000. As part of the acquisition, we also purchased the rights to the name "Orban" and our Orban division is currently operating under that name. These warrants expired May 31, 2003.

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

      Financial Statements:
      ---------------------                                      Page
                                                                -----
Independent Auditors' Report                                      36
Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2003 and 2002        37
  Consolidated Statements of Operations -
    For the Years Ended December 31, 2003 and 2002                39
  Consolidated Statements of Stockholders' Equity -
    For the Years Ended December 31, 2003 and 2002                40
  Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 2003 and 2002                41
  Notes to Financial Statements - December 31, 2003 and 2002      43


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

Exhibit
Number    Description

10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
10.23* Second Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
10.24* Employment Agreement dated as of May 1, 2000 by and between Peter J. Lee and Dialog4 System Engineering GmbH.
21.1*     Subsidiaries of Circuit Research Labs, Inc.
24.1* Power of Attorney (included on signature pages of this Report on Form 10-KSB)
31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2 Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
99.3(11) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

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

(11) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.

     (b) During the three months ended December 31, 2003, the Registrant filed the following reports on Form 8-K:

           None


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees billed for professional audit services rendered by Altschuler, Melvoin and Glasser LLP of Illinois for the fiscal years ended December 31, 2002 and 2003.

        CATEGORY              2002                  2003

        Audit fees            $104,534              $78,644
        Audit-related fees       2,259                    0
        All other fees           1,334                2,546
        Total                 $111,127              $81,190
                              ========              =======

      Altschuler, Melvoin and Glasser LLP (the Firm) has a continuing relationship with American Express Tax and Business Services, Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

      Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS.

                           SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2004.

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

Signature                        Title                         Date

/s/ C. Jayson Brentlinger        President, Chairman of the    April 30, 2004
------------------------------   Board and Chief Executive
C. Jayson Brentlinger            Officer


/s/ Gary D. Clarkson             Vice President, Secretary     April 30, 2004
------------------------------   and Director
Gary D. Clarkson


/s/ Christopher M. Kampmeier     Director                      April 30, 2004
------------------------------
Christopher M. Kampmeier


/s/ Robert A. Orban              Vice President, Chief         April 30, 2004
------------------------------   Engineer and Director
Robert A. Orban


/s/ Phillip T. Zeni, Sr.         Executive Vice President,     April 30, 2004
------------------------------   Chief Operating Officer
Phillip T. Zeni, Sr.             and Director


/s/ Carl E. Matthusen            Director                      April 30, 2004
------------------------------
Carl E. Matthusen


/s/ Robert W. McMartin           Vice President, Treasurer     April 30, 2004
------------------------------   and Chief Financial Officer
Robert W. McMartin               (principal accounting officer)

                          Exhibit Index
Exhibit
Number    Description

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
3.1(2)    Restated Articles of Incorporation of the Company
3.1a(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.1b(2)   Articles of Amendment to the Company's Restated Articles of
          Incorporation
3.2(3)    Bylaws of the Company
4.1(4) Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2(5)    Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3(10)   Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1(6)   Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2(4)   Asset Sale Agreement, dated as of May 31, 2000, by and between
          CRL Systems, Inc. and Orban, Inc.
10.3(4) Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4(4) Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1(4) First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000
10.4.2(2) Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001
10.4.3(2) Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001
10.4.4(2) Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001
10.4.5(2) Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6(2) Tranche A Note and Tranche B Note Extension Agreement, dated as of
          April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5(4) Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6(4) Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7(7) Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8(7) Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000

10.9(7) Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.11(10) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.12(10) Employment Agreement, dated as of January 1, 2002, by and between
          Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13(1) Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14(10) Employment Agreement, dated as of January 1, 2002, by and between Gary
          D. Clarkson and Circuit Research Labs, Inc.
10.15(10) Employment Agreement, dated as of January 1, 2002, by and between
          William R. Devitt and Circuit Research Labs, Inc.
10.16(10) Employment Agreement, dated as of January 1, 2002, by and between
          Robert W. McMartin and Circuit Research Labs, Inc.
10.17(10) Employment Agreement, dated as of January 1, 2002, by and between Greg
          J. Ogonowski and Circuit Research Labs, Inc.
10.18(5) Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19(5) Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20(8) Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and
          Gary D. Clarkson
10.23* Second Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.
10.24* Employment Agreement dated as of May 1, 2000 by and between Peter J. Lee and Dialog4 System Engineering GmbH.
21.1*     Subsidiaries of Circuit Research Labs, Inc.
24.1* Power of Attorney (included on signature pages of this Report on Form 10-KSB)
31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2 Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
99.3(11) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

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