Form 10QSB
period 2004-03-31
CIRCUIT RESEARCH LABS INC
filed 2004-05-24
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB


        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2004

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ________________


                          Commission File No.: 0-11353

                           CIRCUIT RESEARCH LABS, INC.
        (Exact name of small business issuer as specified in its charter)


      Arizona                                              86-0344671
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                    1302 W. Drivers Way, Tempe, Arizona  85284
               (Address of principal executive offices)  (Zip code)

       Registrant's telephone number, including area code: (480) 403-8300


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X      No


The number of shares outstanding of each class of our common equity as of May 15, 2004 is as follows:

Class of Common Equity                              Number of Shares Common
----------------------                              -----------------------
Stock, par value $.10                                    4,172,533



Transitional Small Business Disclosure Format (check one): Yes /_/ No /X/

                           CIRCUIT RESEARCH LABS, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                           PAGE

PART I  -  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . 3

     ITEM 1.   FINANCIAL STATEMENTS  . . . . . . . . . .. . . . . . . . . . . 3

        Condensed Consolidated Balance Sheets - March 31, 2004 (unaudited)
        and December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . 3

        Condensed Consolidated Statements of Operations - Three Months ended
        March 31, 2004 and 2003 (unaudited) . . . . . . . . . . . . . . . . . 5

        Condensed Consolidated Statements of Cash Flows - Three Months ended
        March 31, 2004 and 2003 (unaudited)   . . . . . . . . . . . . . . . . 6

        Notes to Condensed Consolidated Financial Statements  . . . . . . . . 8

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .  14

     ITEM 3.   CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . . . .  28


PART II  -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  29

     ITEM 1.   LEGAL PROCEDINGS . . . . . . . . . . . . . . . . . . . . . .  29

     ITEM 2.   CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . .  30

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  31

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2004            2003
                                                    ----------      ----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                             $330,742        $222,631
     Accounts receivable, trade, (net of allowance
       for doubtful accounts of $33,362 at March 31,
       2004 and December 31, 2003)                     750,840         866,451
     Inventories                                     2,171,511       2,112,614
     Other current assets                              200,971         168,896
                                                    ----------      ----------
          Total current assets                       3,454,064       3,370,592

PROPERTY, PLANT AND EQUIPMENT, NET                     569,938         569,183
                                                    ----------      ----------
OTHER ASSETS:
     Goodwill, net                                   7,476,008       7,476,008
     Other                                             371,707         351,503
                                                    ----------      ----------
                                                     7,847,715       7,827,511

TOTAL                                              $11,871,717     $11,767,286
                                                   ===========     ===========

(continued)
                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2004            2003
                                                    ----------      ----------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                               $1,073,829      $1,103,452
     Notes payable to stockholders                      55,000          92,500
     Notes payable                                   8,482,000       8,482,000
     Current portion of long-term debt               1,083,938       1,340,709
     Accrued salaries and benefits                     658,371         535,017
     Customer deposits                                  78,140          39,266
     Other accrued expenses and liabilities          1,152,026       1,001,097
                                                    ----------      ----------
          Total current liabilities                 12,583,304      12,594,041

LONG-TERM DEBT, LESS CURRENT PORTION                   178,716          39,662
                                                    ----------      ----------
          Total Liabilities                         12,762,020      12,663,703
                                                    ----------      ----------
STOCKHOLDERS' DEFICIT:
     Preferred stock, $100 par value - authorized
        500,000 shares, none issued
     Common stock, $.10 par value - (authorized
        20,000,000 shares, 4,172,533 issued as of
        March 31, 2004 and 4,153,574 as of
        December 31, 2003)                             417,254         415,358
     Additional paid-in capital                      5,567,498       5,555,932
     Accumulated deficit                            (6,875,055)     (6,837,707)
                                                    ----------      ----------
          Total stockholders' deficit                 (890,303)       (866,417)
                                                    ----------      ----------
TOTAL                                              $11,871,717      $11,767,286
                                                   ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     March 31,       March 31,
                                                       2004            2003
                                                    ----------      ----------
NET SALES                                           $3,291,364      $2,775,575
COST OF GOODS SOLD                                   1,383,257       1,312,088
                                                    ----------      ----------
         Gross profit                                1,908,107       1,463,487
                                                    ----------      ----------
OPERATING EXPENSES
    Selling, general and administrative              1,244,181       1,041,877
    Research and development                           375,176         379,195
    Depreciation                                        34,916          82,973
                                                    ----------      ----------
         Total operating expenses                    1,654,273       1,504,045
                                                    ----------      ----------
INCOME (LOSS) FROM OPERATIONS                          253,834         (40,558)
                                                    ----------      ----------
OTHER EXPENSE (INCOME):
    Sundry                                               9,610         (11,393)
    Interest                                           281,572         297,974
                                                    ----------      ----------
         Total other expense                           291,182         286,581
                                                    ----------      ----------

LOSS BEFORE INCOME TAXES                               (37,348)       (327,139)

PROVISION FOR INCOME TAXES                                   0               0
                                                    ----------      ----------
NET LOSS                                              ($37,348)      ($327,139)
                                                    ==========      ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.01)         ($0.09)
                                                    ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic and diluted                                4,166,133       3,806,846
                                                    ==========      ==========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                       2004            2003
                                                   -----------      ----------
OPERATING ACTIVITIES:
   Net Loss                                           ($37,348)      ($327,139)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
        Depreciation and amortization                   56,961         105,992
        Stock compensation                              13,462          27,096

   Changes in assets and liabilities:
        Accounts receivable                            115,611        (261,725)
        Inventories                                    (58,897)        (65,195)
        Prepaid expenses and other assets              (52,279)        (60,402)
        Accounts payable and accrued expenses          283,534         452,974
                                                   -----------      ----------
             Net cash provided by (used in)
               operating activities                    321,044        (128,399)
                                                   -----------      ----------
INVESTING ACTIVITIES:
   Capital expenditures                                (57,716)        (13,724)
                                                   -----------      ----------
             Net cash used in investing activities     (57,716)        (13,724)
                                                   -----------      ----------
FINANCING ACTIVITIES:
   Proceeds from stockholders advances                       0         168,000
   Principal payments on notes payable to stockholders (37,500)             (0)
   Principal payments on long-term debt               (117,717)        (55,983)
                                                   -----------      ----------
             Net cash provided by (used in)
               financing activities                   (155,217)        112,017
                                                   -----------      ----------

NET INCREASE (DECREASE) IN CASH                        108,111         (30,106)

CASH AT BEGINNING OF PERIOD                            222,631         214,401
                                                   -----------      ----------
CASH AT END OF PERIOD                                 $330,742        $184,295
                                                   ===========      ==========


See accompanying notes to consolidated condensed financial statements.

(continued)
                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                       2004            2003
                                                   -----------      ----------
Supplemental Disclosures of Cash Flow Information

   Cash paid for interest                             $195,564        $107,916


Supplemental schedule of non-cash financing activities:

   Common stock issued for compensation                $13,462         $27,096

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of March 31, 2004 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2004 and 2003 and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003 have been prepared without audit.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating net loss per share for the three months ended March 31, 2004, the effects of 2,815,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive. For the three months ended March 31, 2003, the effects of 2,815,000 shares relating to options to purchase common stock and 1,395,690 shares relating to warrants were not used for computing diluted earnings per share because the result would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                                      Three Months Ended
                                          March 31,
                                      ------------------
                                       2004          2003
                                    ----------    ----------

     Numerator
       Net loss                      ($37,348)    ($327,139)
                                    ==========    ==========

     Denominator
     Weighted average shares        4,166,133     3,806,846
                                    ==========    ==========

     Basic and diluted loss per share  ($0.01)       ($0.09)
                                       ======        =======


b.   New accounting pronouncements

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

     In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The Company has no interests in VIE and FIN 46 did not have an impact on the Company's results of operations or financial position.

     In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," replacing FIN 46. FIN 46R provides guidance on which certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46R, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called VIEs and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

     The provisions of FIN 46R must be applied for VIEs created after January 31, 2003 and for variable interests in entities commonly referred to as "special purpose entities." For all other VIEs, implementation is required by March 31, 2004. The Company has no interest in a VIE. Our adoption of FIN 46R did not have an impact on our consolidated financial statements or disclosures.


3.   INVENTORIES

Inventories consist of the following at March 31, 2004 and December 31, 2003:

                                                     March 31,      December 31,
                                                       2004            2003
                                                    ----------      ----------
                                                    (Unaudited)

     Raw materials and supplies                     $2,354,250      $2,336,617
     Work in process                                   905,433         792,334
     Finished goods                                    453,222         525,057
                                                    ----------      ----------
     Total                                           3,712,905       3,654,008
     Less obsolescence reserve                      (1,541,394)     (1,541,394)
                                                    ----------      ----------
     Inventories, net                               $2,171,511      $2,112,614
                                                    ==========      ==========


4.   LONG-TERM DEBT

Long term-debt at March 31, 2004 consisted of the following:


     Note to stockholder                              $178,905
     Avocet Instruments, Inc.                           32,824
     Dialog4 Engineering GmbH                          597,055
     Solectron GmbH                                    436,891
     Accounts payable converted to debt                 16,979
                                                     ---------
     Total long-term debt                            1,262,654
     Less current portion                           (1,083,938)
                                                     ---------
     Total long-term debt, less current portion       $178,716
                                                     =========

     In connection with our acquisition on May 31, 2000, of the assets of Orban, Inc. ("Orban"), the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum. On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of March 31, 2004, the Company has made partial payments on the accrued interest and no further payments to reduce the principal. As of March 31, 2004, the outstanding principal balance of this debt was $178,905, plus past due interest of $ 334.

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum through June 30, 2006. As of March 31, 2004, $32,824 is the balance of the note.

     The Company still owes Dialog4 approximately $597,000, which is payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets, and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Dialog4 and with Solectron and other vendors to Dialog4 that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German Law. The Company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non-payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. On April 29, 2003, the Company and Dialog4 entered formal Arbitral proceedings. We are currently in arbitration and there is no assurance that the Company can achieve a satisfactory settlement with Dialog4. (see Item 1 in Part II "Legal Proceedings" elsewhere in this Report).

     On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. On January 20, 2004 we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We currently owe Solectron $436,891 as of March 31, 2004. and are current with the existing payment plan. As a result of the new payment terms the Company was able to reclassify $234,139 as non current maturities of long term debt in January 2004. As of March 31, 2004, the Company has cumulatively paid $281,591 in principal and $57,632 in interest. Mr. Brentlinger, President and CEO has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

5.   NOTES PAYABLE

Payable to others

     On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., a wholly owned subsidiary of Harman International Industries, Inc. The purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long-term promissory notes that we issued to Harman. On October 1, 2001, we entered into an amendment to credit agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the amended credit agreement. At March 31, 2004, $8,482,000 is outstanding, and the notes bear interest at 12% per annum.

     Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 1.5% per annum above prime rate retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, or that any agreement, reached would contain the same terms presently being discussed. As of March 31, 2004, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $803,991(computed at a rate of 12% per annum).


Payable to stockholders

     On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the options at any time prior to January 23, 2006, and has not exercised any of the options as of March 31, 2004.

     On February 20, 2003, Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan, the Company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1
(one) share of common stock per dollar loaned. As of March 31, 2004, Mr. Orban has not made a decision under his right to elect.

     On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 to satisfy the terms of the proposed Harman debt restructure, whichever last occurs. As of March 31, 2004 the Company has repaid $75,000 of loan to Mr. Zeni.

     Two stockholders loaned the Company $10,000 and $20,000, pursuant to one year notes accruing interest at rate of 9% per annum. Both notes will be due and payable with interest in June 2004. The proceeds from these notes were used to reduce the accrued interest to Harman.

     Interest expense on all stockholder loans for the three months ended March 31, 2004 was $2,561.


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


7.   CONTINENCIES AND LITIGATION

Dialog4

     On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both sides presented evidence and testified before the Arbiter. Each side will next submit a posterior brief due June 10, 2004, after which the Arbiter may rule within 60 to 90 days.


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

     Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman of $8,482,000 in principal at March 31, 2004 is outstanding and bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms presently being discussed. As of March 31, 2004, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $803,991 (computed at a rate of 12% per annum).

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

     On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. There is no assurance that the Company can achieve a satisfactory settlement with Dialog4. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both parties presented evidence and testified before the Arbiter. Each side will next submit a posterior brief due June 10, 2004, after which the Arbiter may rule within 60 to 90 days.

     If we do not prevail in the arbitration, we will need to satisfy or settle the demands of Dialog4 for payment under the original Asset Sale and Purchase Agreement. The Company believes it has defenses and claims against Dialog4 arising from the asset sale. The acceleration of indebtedness by Dialog4 constitutes a default under the existing credit agreements between the Company and Harman International, Inc. and would continue to constitute a default even if our proposal to Harman relating to the restructuring of the $8.5 million in notes that we currently owe Harman.

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


Solectron

     On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.
Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. On January 20, 2004 we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We currently owe Solectron $436,891 as of March 31, 2004. and are current with the existing payment plan. As a result of the new payment terms the Company was able to reclassify $234,139 as non current maturities of long term debt in January 2004. As of March 31, 2004, the Company has cumulatively paid $281,591 in principal and $57,632 in interest. Mr. Brentlinger, has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron


Overview

     The events of September 11, 2001, have had a significant impact on the market for audio processing equipment. We have experienced a reduction in orders for new audio equipment from many radio and television stations. We believe this reduction is due in part to the decrease in advertising revenue realized by these stations. The market for audio processing equipment has been slowly showing increased demand throughout 2003, effectively beginning to reverse the trend caused by September 11, 2001. We believe that 2004 could continue the trend of increased demand.

     We have reduced our net loss from $2,135,039 in 2002 to $384,877 during 2003. Despite this encouraging trend, our previous financial results have strained our liquidity, causing us, in 2001 to renegotiate our $8.5 million loan agreement with Harman. Under the terms of our debt agreement with Harman International as now in effect, Harman can demand at any time that we immediately pay in full the outstanding balance of our debt. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the remaining $8.5 million in principal and $0.8 million in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a "going concern" emphasis paragraph to their reports on our financial statements by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

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

     Management for some time has been negotiating with Harman Acquisition Corp., a wholly owned subsidiary of Harman International Industries, Inc., with respect to restructuring the existing debt of the Company to Harman, which amounted to $8,482,000 in principal at March 31, 2004 and which bears interest of 12% per annum. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment of $1,000,000 (which can be made in installments), following which the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003. $3,500,000 of the unpaid balance will be converted into 19% of the common stock of the Company, and the remaining unpaid balance will be payable over five years in accordance with a payment schedule. No agreement has yet been reached with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, or that the agreement, if reached, will contain the same terms presently being discussed. As of March 31, 2004, we are in arrears on interest installments on the Harman obligation in an aggregate amount of $803,991 (computed at a rate of 12% per annum).

Results of Operations

     The following table sets forth for the periods indicated certain summary operating results:
                                                   For the Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                       2004            2003
                                                   -----------      ----------
     Revenues:
       Net sales                                    $3,291,364      $2,775,575
       Other income                                          0          11,393
                                                   -----------      ----------
         Total revenues                             $3,291,364      $2,786,968
                                                   ===========      ==========
     Gross profit on net sales                      $1,908,107      $1,463,487
     Gross profit margin                                    58%             53%
     Net cash provided by (used in)
       operating activities                           $321,044       ($128,399)
     Net cash used in investing activities            ($57,716)        $13,724
     Net cash  provided by (used in)
       financing activities                          ($155,217)       $112,017
     Net loss                                         ($37,348)      ($327,139)
     Net loss as a percent of net sales                   ( 1%)           (12%)
     Loss per share - basic and diluted                 ($0.01)        ($0.09)


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Net Sales. Net sales during the three months ended March 31, 2004 were $3.3 million compared to $2.8 million during the comparable period in 2003, reflecting an increase of 18%. The increase in net sales was primarily attributable to an increase in demand for our product. Our Orban division reported net sales of $3.0 million for the three months ended March 31, 2004 as compared to $2.7 million for the same period in 2003. Demand for our Orban Optimod products increased 10% during the three months ended March 31, 2004 compared to same period in 2003. Our CRL division reported net sales of $146,000 for the three months ended March 31, 2004 as compared to $64,000 for the same period in 2003, an increase of 128%. This increase was the result of increased demand for our TV products in Canada. Orban Europe reported net sales of $162,000 during the three months ended March 31, 2004 compared to $71,000 during the comparable period in 2003, an increase of 128%. This increase was primarily a result from our inability to ship product from our German location during the three months ended March 31, 2003 due to the change in suppliers for its Codec products.

     Gross Profit.   Gross profit was 58% of net sales for the three months
ended March 31, 2004 compared to 53% for the same period in 2003. The 5% increase in gross profit is primarily due to increased production at our San Leandro facility caused by a increased demand for our products, coupled with our ability to increase production runs and reduce costs associated with set up, and labor. Contributing factors also include a percentage decrease in our variable expenses as a result of larger quantity raw material purchases creating a modest discount in the purchase price.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2004 was $1,244,000, an increase of 19% compared to $1,042,000 for the first quarter of 2003. As a percentage of net sales, SG&A was 38% for the three months ended March 31, 2004 and for the same period in 2003. The increase in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses coupled with an increase in attorney's fees associated with Dialog4 arbitration.

     Research and Development. Research and development expense was $375,000 for the three months ended March 31, 2004, a decrease of 1% compared to $379,000 for the same period in 2003. The decrease resulted from a decrease in personnel.

     Other (Income) Expense.   Other expense, net for the three months ended
March 31, 2004 was $290,000 of which $255,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets. Other expense, net for the three months ended March 31, 2003 was $287,000, of which $254,000 represented interest expense to Harman. Interest expense was $282,000 for the three months ended March 31, 2004, a 5% decrease from $298,000 reported for the same period in 2003. The decrease is associated with paying down some of our long-term obligations.

     Net Loss. Net loss was $37,348 for the three months ended March 31, 2004 compared to $327,139 for the same period in 2003. The decrease is primarily a result of increased sales and gross profit as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     We had negative net working capital of approximately $9.1 million at March 31, 2004, and the ratio of current assets to current liabilities was .27 to 1. At March 31, 2003, we had net negative working capital of approximately $9.0 million and a current ratio of .29 to 1. The decrease in working capital is a result of our increased debt associated with the accrued interest in arrears due Harman.

     The negative working capital primarily resulted from the conversion in 2001 to demand notes of the $3.5 million short-term note and the $5 million long-term notes payable to Harman.

     Our substantial obligation to Harman may have important consequences for us, including the following:

     * Our ability to continue as a going concern will depend in part on whether Harman demands payment on the $8.5 million debt, or any portion thereof;
     * A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, including interest payments, and will not be available for other business purposes;
     * The terms and conditions of our indebtedness limit our flexibility in planning for and reacting to changes in our business, and in making strategic acquisitions;
     * Our ability to obtain additional financing in the future for working capital, capital expenditures and other purposes may be substantially impaired; and

     * Our substantial leverage may make us more vulnerable to economic downturns and competitive pressures.

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

     On March 27, 2003, we entered into discussions with Harman that will allow a restructuring of the approximately $8.5 million of debt we owe Harman if the Company privately places $1.5 million in common stock for cash. The Company would then make a $1 million cash principal payment on its debt to Harman. Harman would allow the Company to retain the remaining cash raised by the sale of its common stock in excess of the payment to Harman. Harman would agree to exchange $3.5 million principal amount of the debt owed to Harman by the Company and its outstanding warrant to purchase shares of our common stock, for a number of shares of our common stock such that Harman would own 19% of the then-outstanding shares of our common stock on a fully-diluted basis after giving effect to our private placement of equity securities by CRL referred to above. The shares of our common stock issued to Harman would be subject to (i) a registration rights agreement with terms similar to the registration rights granted to Harman in the warrant to be surrendered, including multiple demand rights, and (ii) anti-dilution protection for issuances of equity securities following the restructuring.

     Harman would exchange the remaining $3,982,000 of debt plus accrued interest of $803,991 due from the Company into a single, senior note with an interest fixed at 1.5% above the prime rate. Interest would be paid monthly. Mandatory principal payments will also be required on the anniversary of restructuring for the next five years at the rate of $250,000 per year for the first two years, $500,000 per year for the following two years, and the balance due at the balance due at the end of the five years. The transaction is conditioned upon the $1,000,000 principal payment.

     On January 18, 2002, with Harman's consent, we acquired the assets of Dialog4 System Engineering GmbH. We purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of our common stock, valued at $1.00 per share, and $750,000 cash to be paid at a later date either by us from our working capital or by our President and Chief Executive Officer, Charles Jayson Brentlinger. On April 8, 2002 we executed an amendment to the Asset Sales and Purchase Agreement with Dialog4. The amended agreement extends the term of our payment installments to $37,500 plus interest on the remaining principal balance at a rate.

of 10 percent per annum. The monthly installments of principal and interest are due and payable on the twentieth day of each month commencing April 20, 2002.

     The Company still owes Dialog4 approximately $597,000, which was payable in monthly installments of $37,500 plus interest, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German Law. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non-payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. On April 29, 2003, the Company and Dialog4 entered formal Arbitral proceedings. We are currently in arbitration and there is no assurance the company can achieve a satisfactory settlement with Dialog4. (see Item 1 Part II "Legal Proceedings" elsewhere in this Report).

     We owe Solectron GmbH $436,891 as of March 31, 2004. This obligation was a result of claims originating between Solectron GmbH and Dialog4. We are currently making monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. The company is current with the existing payment plan. As of March 31, 2004 the company has cumulatively paid $281,591 in principal and $57,632 in interest.


     Working capital generated from 2004 operations will be used to service our commitments as detailed above, excluding our obligations to Harman. Any excess working capital generated from 2004 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2004 as we evaluate any expenditure related to expansion.

     Accounts receivable were $751,000 at March 31, 2004 compared to $866,000 at December 31, 2003 representing a net decrease of $115,000 or 13%. The decrease is primarily due to a decrease of $75,000 in the allowance for doubtful accounts and an increase in customers paying cash in advance to take advantage of sales discounts for the quarter ended March 31, 2004 compared to the quarter ended December 31, 2003.

     Total inventories were $2,172,000 at March 31, 2004 compared to total inventories of $2,113,000 at December 31, 2003. The increase of $59,000 or 3% is due in part to the increased work in process to meet the increased demand for our Optimod products.

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

     Approximately $9,549,000 of our total indebtedness is due and payable as at March 31, 2004, except that respect to the $8,482,000 due Harman, payment is due upon demand of Harman, which may be made at any time at Harman's discretion. Our President, Mr. Charles Jayson Brentlinger, has committed to exercise his outstanding stock options, if necessary, to satisfy a portion of the Company's debt payment requirements if operating cash flows are inadequate to retire the debt. If Mr. Brentlinger exercised all of his options to purchase shares of our common stock, we would realize gross proceeds of approximately $1,250,000. We are actively pursuing opportunities to raise additional capital through a private equity placement of our common stock, asset based lending, or a combination of the two. We have currently engaged HD Brous & Co., Inc. to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.


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

     Our inability to pay the $8.5 million debt to Harman should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position created by the demand notes have resulted in our independent public accountants adding a going concern emphasis paragraph in their reports by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings. We may also find it more difficult to maintain existing customer relationships and to initiate new customer relationships.


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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 824,012 shares of our common stock and holds options to purchase 1,365,005 additional shares. Based on a total of 4,172,533 shares of our common stock issued and outstanding as of March 31, 2004, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 39.5% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management, which may be favored by some or all of our minority shareholders.


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


THE LOCATION OF OUR ORBAN DIVISION SUBJECTS US TO A NUMBER OF RISKS THAT ARE BEYOND OUR CONTROL WHICH COULD RESULT IN PRODUCTION INTERRUPTIONS.

     Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products. Our Orban division is currently located in San Leandro, California, and we expect to maintain our operations at this facility for the foreseeable future. While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods. In addition, the power shortages, which occur in California from time to time, have resulted in planned and unplanned power outages and increased energy costs, which we may not be able to pass on to our customers. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business. Finally, our location in the Silicon Valley corridor of California subjects us to increased operating costs and labor shortages, which could adversely affect our production capabilities and result in reduced revenues.


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

ITEM 3.  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

Dialog4

     On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both sides presented evidence and testified before the Arbiter. Each side will next submit a posterior brief due June 10, 2004, after which the Arbiter may rule within 60 to 90 days.


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

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended March 31, 2004 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities are restricted securities and the certificates bear restrictive legends.

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

     Mr. Phil Zeni, the Company's executive vice president and chief operating officer and Director, was issued an aggregate of 18,959 shares during the quarter ended March 31 2004. Under his employment contract with the Company, Mr. Zeni's monthly base compensation is paid to him in shares of stock. The value of the stock for purposes of these payments is the monthly average closing price for the month in which the salary is earned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit  Description
Number

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4)  Form of Circuit Research Labs, Inc. Stock Option Agreement
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003
99.2 Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Acquisition Corp. dated as of May 16, 2003


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


(b) During the three months ended March 31, 2004, the Registrant filed the following reports on Form 8-K:

         None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CIRCUIT RESEARCH LABS, INC.


Dated: May 24, 2004                          By: /s/ Robert W. McMartin
                                                 -----------------------
                                                 Robert W. McMartin
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit  Description
Number

2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1(1) Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2(2) Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3(3) Second Amendment to Credit Agreement, dated as of May 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4(3) Second Amended and Restated Tranche A Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5(3) Second Amended and Restated Tranche B Note, dated as of May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6(4)  Form of Circuit Research Labs, Inc. Stock Option Agreement
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5) Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003
99.2 Letter Agreement among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Acquisition Corp. dated as of May 16, 2003


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