Form 10QSB
period 2004-06-30
CIRCUIT RESEARCH LABS INC
filed 2004-08-23
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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
(State or other jurisdiction           (I.R.S. Employer
             of                      Identification No.)
      incorporation or
        organization)

                    1302 W. Drivers Way, Tempe, Arizona 85284
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (480) 403-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X Yes       No

The number of shares outstanding of each class of our common equity as of August 14, 2004 is as follows:
         Class of Common Equity                   Number of Shares Common
         ----------------------                   -----------------------
         Stock, par value $.10                          4,332,533

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                       For the Quarter Ended June 30, 2004

                                Table of Contents


                                                                           Page

PART  I  -   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .  3

   ITEM  1.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . .  3

             Consolidated Condensed Balance Sheets -
             June 30, 2004 (unaudited) and December 31, 2003 . . . . . . .  3

             Consolidated Condensed Statements of Operations -
             Three and Six Months ended June 30, 2004 and 2003
             (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Consolidated Condensed Statements of Cash Flows -
             Six Months ended June 30, 2004 and 2003
             (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  6

             Notes to Consolidated Condensed Financial Statements  . . . .  8

   ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 16
   ITEM  3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . 29

PART  II  -  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . 30
   ITEM  1.  LEGAL PROCEDINGS  . . . . . . . . . . . . . . . . . . . . . . 30
   ITEM  2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . 31
   ITEM  5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 32
   ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . 32

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

                         PART I - FINANCIAL INFORMATION

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,        December 31,
                                                       2004            2003
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                              $166,822        $222,631
    Accounts receivable, trade (net of allowance
      for doubtful accounts of $33,361 at June 30,
      2004 and at December 31, 2003)                   681,230         866,451
    Inventories                                      2,403,813       2,112,614
    Other current assets                               169,742         168,896
                                                   -----------     -----------
          Total current assets                       3,421,607       3,370,592
                                                   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     575,690         569,183
                                                   -----------     -----------
OTHER ASSETS:
      Goodwill, net                                  7,476,008       7,476,008
      Other                                            390,620         351,503
                                                     7,866,628       7,827,511
                                                   -----------     -----------

TOTAL                                              $11,863,925     $11,767,286
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements

(continued)

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  June 30,        December 31,
                                                       2004            2003
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                $1,167,834      $1,103,452
    Notes payable to shareholders                       67,500          92,500
    Notes payable                                    8,482,000       8,482,000
    Current portion of long-term debt                1,086,295       1,340,709
    Accrued salaries and benefits                      474,630         535,017
    Customer deposits                                  134,082          39,266
    Other accrued expenses and liabilities           1,503,135       1,001,097
                                                   -----------     -----------
        Total current liabilities                   12,915,476      12,594,041

LONG-TERM DEBT, LESS CURRENT PORTION                   102,464          39,662
                                                   -----------     -----------
        Total Liabilities                           13,017,940      12,663,703
                                                   -----------     -----------
STOCKHOLDERS' DEFICIT:
    Preferred stock, $100 par value - authorized
        500,000 shares, none issued
    Common stock, $.10 par value - (authorized
        20,000,000 shares, 4,272,533 issued as of
        June 30, 2004 and 4,153,574 as of December
        31, 2003)                                      417,254         415,358
    Additional paid-in capital                       5,567,498       5,555,932
    Accumulated deficit                             (7,138,767)     (6,837,707)
                                                   -----------     -----------
        Total stockholders' deficit                 (1,154,015)       (866,417)
                                                   -----------     -----------
TOTAL                                              $11,863,925     $11,767,286
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements

                        CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                           Three Months Ended       Six Months Ended
                                           June 30,                 June 30,

                                              2004        2003         2004        2003
                                           ----------  ----------   ----------  ----------
NET SALES                                  $3,127,863  $3,390,417   $6,419,227  $6,165,992
COST OF GOODS SOLD                          1,298,984   1,386,623    2,682,241   2,698,711
                                           ----------  ----------   ----------  ----------
      Gross profit                          1,828,879   2,003,794    3,736,986   3,467,281
                                           ----------  ----------   ----------  ----------
OPERATING EXPENSES:
      Selling, general and administrative   1,444,983   1,148,536    2,689,164   2,190,413
      Research and development                326,344     333,577      701,520     712,772
      Depreciation                             35,808      65,247       70,724     148,220
                                           ----------  ----------   ----------  ----------
      Total operating expenses              1,807,135   1,547,360    3,461,408   3,051,405
                                           ----------  ----------   ----------  ----------
INCOME  FROM OPERATIONS                        21,744     456,434      275,578     415,876
                                           ----------  ----------   ----------  ----------
OTHER EXPENSE
      Sundry                                    9,265      15,273       18,875       3,880
      Interest                                276,191     280,980      557,763     578,954
                                           ----------  ----------   ----------  ----------
      Total other expense                     285,456     296,253      576,638     582,834
                                           ----------  ----------   ----------  ----------
INCOME (LOSS) BEFORE INCOME TAX              (263,712)    160,181     (301,060)   (166,958)

PROVISION FOR INCOME TAXES                          0           0            0           0
                                           ----------  ----------   ----------  ----------
NET INCOME (LOSS)                           ($263,712)   $160,181    ($301,060)  ($166,958)
                                           ==========  ==========   ==========  ==========
NET INCOME (LOSS) PER COMMON
SHARE - BASIC AND DILUTED                      ($0.06)      $0.04       ($0.07)     ($0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
      Basic and diluted                     4,272,533   3,837,161    4,169,333   3,811,885


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                      2004            2003
                                                      --------        --------
OPERATING ACTIVITIES:
   Net Loss                                          ($301,060)      ($166,958)

   Adjustments to reconcile net loss to net cash
   provided by operating activities
      Depreciation and amortization                    114,450         192,038
      Stock compensation                                13,462          50,479

   Changes in assets and liabilities:
      Accounts receivable                              185,221        (523,437)
      Inventories                                     (291,199)         60,829
      Prepaid expenses and other assets                (39,963)        (24,013)
      Accounts payable and accrued expenses            600,849         732,710
                                                      --------        --------
          Net cash provided by operating activities    281,760         321,648
                                                      --------        --------
INVESTING ACTIVITIES:
   Capital expenditures                               (120,957)        (25,932)
                                                      --------        --------
          Net cash used in investing activities       (120,957)        (25,932)
                                                      --------        --------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                   50,000         298,000
   Repayment of shareholder advances                   (75,000)       (168,000)
   Principal payments on notes payable                       0        (304,000)
   Principal payments on long-term debt               (191,612)        (76,341)
                                                      --------        --------
          Net cash used in financing activities       (216,612)       (250,341)
                                                      --------        --------

NET INCREASE (DECREASE) IN CASH                        (55,809)         45,375

CASH AT BEGINNING OF PERIOD                            222,631         214,401
                                                      --------        --------
CASH AT END OF PERIOD                                 $166,822        $259,776
                                                      ========        ========

See accompanying notes to consolidated condensed financial statements.

(continued)

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Six Month Ended
                                                           June 30,
                                                      2004            2003
                                                      --------        --------
Supplemental Disclosures of Cash Flow Information

   Cash paid for interest                             $359,390        $117,229
                                                      ========        ========

Supplemental schedule of non-cash investing and financing activities:

   Common stock issued for compensation                $13,462         $50,479
                                                      ========        ========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (CRL or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 2004 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003 have been prepared without audit.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. You should read the Consolidated Condensed Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


2.    Significant Accounting Policies are as follows:

a.    Net loss per share

      In calculating net loss per share for the three and six months ended June 30, 2004, the effects of 3,015,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive because the option exercise price was greater than the market price of the common stock. For the three and six months ended June 30, 2003, the effects of 1,995,005 and 3,245,005 shares; respectively, relating to options to purchase common stock and 1,395,690 shares relating to warrants were not used for computing diluted earnings per share because the option price was greater then the market price. Furthermore, the 1,395,690 shares related to the Harman warrant expired May 31, 2003. Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                                         Three Months Ended        Six Months Ended
                                             June 30,                  June 30,

                                         2004        2003          2004        2003
                                         ---------   ---------     ---------   --------
Numerator
   Net Income (loss)                     ($263,712)   $160,181     ($301,060)  ($166,958)
                                         =========   =========     =========   =========
Denominator
   Weighted average shares               4,172,533   3,837,161     4,169,333   3,811,885
                                         =========   =========     =========   =========

Basic and diluted income (loss) per share   ($0.06)      $0.04        ($0.07)     ($0.04)


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

      In January 2003, the FASB issued Interpretation No 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The Company has no interests in a VIE and FIN 46 did not have an impact on the Company's results of operations or financial position.

      In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, replacing FIN 46. FIN 46R provides guidance on which certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46R, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called VIEs and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

      The provisions of FIN 46R must be applied for VIEs created after January 31, 2003 and for variable interests in entities commonly referred to as special purpose entities. For all other VIEs, implementation is required by March 31, 2004. The Company has no interest in a VIE. Our adoption of FIN 46R did not have an impact on our consolidated financial statements or disclosures.


3.   INVENTORIES

Inventories consist of the following at June 30, 2004 and December 31, 2003:

                                                    June 30,        December 31,
                                                    2004            2003
                                                    ----------      ----------
                                                    (Unaudited)

            Raw materials and supplies              $2,554,008      $2,336,617
            Work in process                            860,891         792,334
            Finished goods                             530,308         525,057
                                                    ----------      ----------
            Total                                    3,945,207       3,654,008

            Less obsolescence reserve               (1,541,394)     (1,541,394)
                                                    ----------      ----------
            Inventories, net                        $2,403,813      $2,112,614
                                                    ==========      ==========

4.   LONG-TERM DEBT

Long  term-debt at June 30, 2004 and December 31, 2003 consisted of the following:
                                                     June 30,       December 31,
                                                     2004           2003
                                                     ---------      ---------
                                                    (Unaudited)

            Note to stockholder                       $178,905       $178,905
            Avocet Instruments, Inc.                    27,367         32,824
            Dialog4 Engineering GmbH
              (see also Note 6)                        597,055        597,055
            Solectron GmbH                             368,453        504,271
            Employee Note                                    0          4,250
            Accounts payable converted to debt          16,979         63,066
                                                     ---------      ---------
            Total long-term debt                     1,188,759      1,380,371
            Less current portion                     1,086,295      1,340,709
                                                     ---------      ---------
            Total long-term debt,
              less current portion                    $102,464        $39,662
                                                     =========      =========

      In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal. On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of June 30, 2004, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,746. The Company signed a new promissory note to replace the original note on August 3, 2004 for $180,000 payable on or before July 1, 2007, with interest only payments to be made monthly, in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month the interest rate will increase to a rate of 12% per annum form the date of delinquency until the accrued interest is brought current.

      On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum through June 30, 2006. As of June 30, 2004, $27,367 is the balance of the note.

      In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. Accounts payable converted to notes payable at June 30, 2004 was 16,979.

      The Company owes Dialog4 approximately $597,000, which is payable $37,500 monthly plus interest, for the purchase of the Dialog4 assets, and the Company needs to register the 1,250,000 shares of our common stock issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Dialog4 and with Solectron and other vendors to Dialog4 that have claims against Dialog4 that pre-date our acquisition of Dialog4's assets, but for which we may have liability under German Law. The Company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non- payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4. On April 29, 2003, the Company and Dialog4 entered formal Arbitral proceedings. We are currently in arbitration and there is no assurance that the Company can achieve a satisfactory settlement with Dialog4 (see Note 7).

      On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company's purchase of the assets of Dialog4. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We owed Solectron $368,453 as of

June 30, 2004 and are current under the existing payment plan. As of June 30, 2004, the Company has cumulatively paid Solectron $350,029 in principal and $64,194 in interest. Mr. Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.


5.   NOTES PAYABLE

Payable to others

      On May 31, 2000, our wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., now known as Harman Acquisition Corp. (HAC) a wholly owned subsidiary of Harman International Industries, Inc. The purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long- term promissory notes that we issued to Harman. On October 1, 2001, we entered into an amendment agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the amended agreement. At June 30, 2004, $8,482,000 is outstanding, and the notes bear interest at 12% per annum.

      Management for some time has been negotiating with Harman with respect to restructuring the existing debt of the Company to Harman. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a one time principal payment to Harman on or before August 30, 2004 of $1,000,000, following which, the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003, reducing the unpaid interest balance as of June 30, 2004 from $908,450 to $272,300, which would be added to the principal. The total principal amount due after payment of the $1,000,000 and reduction of unpaid interest will equal $7,754,300.

      Harman then would agree to convert $2,104,000 of the debt to 2,104,000 shares of common stock. Thereafter, one officer or nominee of the Company would purchase those shares form Harman upon terms to be agreed upon.

      Harman would also exchange another $2,400,000 of the existing unpaid balance for CRLI common stock such that Harman will own 19% of the then outstanding shares of CRLI common stock on a fully-diluted basis at the completion of the transaction.

      The remaining unpaid balance of $3,250,300 would be evidenced by a new note that 1) renews and extends (but does not extinguish) the indebtedness owing to Harman and 2) reduces the interest rate equal to 6% payable monthly in arrears. The debt would be secured on the same terms. Mandatory principal payments would be made as follows and as otherwise required by definitive agreements referred to below:

          Applicable anniversary of restructuring     Payment
          ---------------------------------------     --------
                        First                         $400,000
                        Second                        $450,000
                        Third                         $450,000
                        Fourth                        $500,000
                        Fifth                         Balance


      No agreement has yet been entered into with Harman, and if no agreement is reached, the principal balance of $8,482,000 plus interest at the rate of 12% per annum will continue to be payable on demand. There is no assurance that the Company can reach a final agreement with Harman for restructuring of the debt, nor that the agreement, if entered into, will contain the same terms as those presently being discussed.

      As of June 30, 2004, we are in arrears for interest installments on the Harman obligation in an aggregate amount of $908,450 (at a rate of 12% per annum).


Payable to stockholders

      On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. Jayson Russell Brentlinger may exercise the option at any time prior to January 23, 2006. As of June 30, 2004, the options holder has not exercised any of the options.

      On February 20, 2003, Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003. To induce Mr. Orban to make the loan, the Company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of June 30, 2004, Mr. Orban has not made a decision under his right to elect.

      On May 19, 2003, Phillip T Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company granted 2
(two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 to satisfy the terms of the proposed Harman debt restructure, whichever last occurs. The Company has repaid the entire loan to Mr. Zeni.

      Two stockholders loaned the Company $10,000 and $20,000, pursuant to one year notes accruing interest at rate of 9% per annum. Both notes where due and payable with interest in June 2004. The proceeds from these notes were used to reduce the accrued interest to Harman. The two shareholders have verbally agreed to extend the loans and the Company will continue to accrue interest under the loans.

      On May 25, 2004, Robert McMartin, the Company's Vice President and Chief Financial Officer, loaned the Company $50,000 to be applied to reduce the accrued interest to Harman. The loan is due August 25, 2004, with interest at a rate of 16 percent per annum. To induce Mr. McMartin to make the loan, the Company promised 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 in connection with the Harman debt restructure, which ever occurs last.

      Interest expense on all stockholder loans for the three and six months ended June, 2004 was $2,561 and $4,426, respectively.


6.    ACQUISITION OF DIALOG4 ASSETS

      On January 18, 2002, the Company acquired the assets of Dialog4 System Engineering GmbH (Dialog4). Dialog4, a German corporation based in Ludwigsburg, Germany, is a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 has been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite, whose technology is to be considered state of the art at that time.

      The Company purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted CRL common stock, valued at $1.00 per share, and $750,000 obligation (see note
4).


7.    CONTINGENCIES AND LITIGATION

Dialog4

      We purchased assets January 18, 2002 from Dialog4, System Engineering GmbH. We and Dialog4 subsequently each notified the other of alleged defaults arising from that transaction. On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both sides presented evidence and testified before the Arbiter. Each side then submitted a post brief on July 5, 2004, after which the Arbiter indicated that he may rule in late August or early September. Although the Company believes that it has a strong position, it is not possible to predict with certainty how the Arbiter may rule.


Formosa International Systems Co., Inc.

      The Company leased space at 1330 West Auto Drive, Tempe, Arizona (the Building) beginning January 2, 2003. The owner of the Building, Formosa International Systems Co., Inc., was also a tenant in the Building. An informal lease was executed which provided that the owner would vacate the Building upon request and that the Company would pay rent partly in cash and partly in stock of the Company (subject to compliance with securities laws). The Company made all payments of the cash portion of the rent, but refused to pay the stock portion until the owner vacated the Building so the Company could use all of the space it was renting. The owner refused to vacate. In addition, the owner requested the Company to execute a subordination agreement with its lender on terms the Company found unacceptable and the Company refused to execute it without modifications. The owner then locked out the Company for nonpayment of the stock portion of the rent on November 10, 2003. The Company immediately sought and obtained a Temporary Restraining Order (TRO) from the Superior Court of Maricopa County, Arizona requiring the owner to allow the Company continued use of the Building, and the Company moved back into the Building that day.

      The Company declared the lockout to be a default under the lease and vacated the Building in late November 2003, entering into the present lease for a building located at 1302 West Drivers Way, Tempe, Arizona. The Company thereafter amended its complaint in the Superior Court alleging breach of lease and constructive eviction, seeking from the owner of the Building its actual damages, which it alleges to be at least $100,000. The owner of the Building has counterclaimed for breach of lease, claiming damages of $177,500, and for the allegedly wrongful conduct of the Company in refusing to execute the subordination agreement requested by the owner, claiming unspecified damages. The Company has denied the allegations of the counterclaim and the matter is pending.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward- looking statements, as do discussions elsewhere in this report. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words believe, may, will, should, anticipate, estimate, expect, intend, objective, seek, strive or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this
Item 2, Management's Discussion and Analysis or Plan of Operation Risk Factors. We qualify any forward-looking statements entirely by these cautionary factors.


Recent Developments

Harman Debt

      Management for some time has been negotiating with Harman with respect to restructuring the existing debt of the Company to Harman. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a principal payment to Harman on or before August 30, 2004 of $1,000,000, following which the interest rate on the unpaid balance will be reduced to 6% per annum retroactive to April 1, 2003, reducing the unpaid interest balance as of June 30, 2004 from $908,450 to $272,300, which would be added to the principal. The total principal amount due after payment of the $1,000,000 and reduction of unpaid interest will equal $7,754,300. Further aspects of the potential debt restructuring are described above in Note 5 of Notes to Consolidated Condensed Financial Statements.

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


Dialog4

      As discussed above more fully in Note 5 of the Notes to the Consolidated Condensed Financial Statements, we owe Dialog4 approximately $597,000, in connection with our purchase of the Dialog4 assets, and we may need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4 that pre-date our acquisition of Dialog4's assets, but for which we may have liability under German law.

      On April 29, 2003, Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various defaults pertaining the Dialog4 representations and warranties in the Asset Sale and Purchase Agreement. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both sides presented evidence and testified before the Arbiter. Each side then submitted a post brief on July 5, 2004, after which the Arbiter indicated he may rule in late August or early September.

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


Solectron

      On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the purchase of the assets of Dialog4 by the Company. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. On January 20, 2004 we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We owed Solectron $368,453 as of June 30, 2004, and are current under the existing payment plan. As a result of the new payment terms, the Company was able to reclassify $234,139 as non current maturities of long term debt in January 2004. An amount of $233,000 is reported in our balance sheet in other assets pending delivery of that amount of inventory by Solectron.


Overview

      The events of September 11, 2001, had a significant impact on the market for audio processing equipment. We experienced a reduction in orders for new audio equipment from many radio and television stations. We believe the reduction was due in part to the decrease in advertising revenue realized by these stations. The market for audio processing equipment has been slowly showing increased demand throughout 2003 and the first half of 2004, effectively beginning to reverse the trend caused by September 11, 2001.

      We have reduced our net loss from $2,135,039 in 2002 to $384,877 in 2003 and $301,060 during the first six months of 2004. Despite this encouraging trend, our previous financial results have strained our liquidity, and we have for some time trying to renegotiate our $8.5 million debt owed to Harman. Under the terms of our debt agreement with Harman as now in effect, Harman can demand at any time that we immediately pay in full the outstanding balance of our debt. Should this happen, we would immediately be forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Our inability to pay the $8.5 million in principal and $900,000 in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph to their reports on our financial statements by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

      In addition to our efforts to reduce costs and increase sales, we continue to seek sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

                                           Three Months Ended       Six Months Ended
                                               June 30,                 June 30,
                                           ---------------------    ----------------------
                                           2004        2003         2004        2003
                                           ----------  ----------   ----------  ----------
Revenues:
   Net sales                               $3,127,863  $3,390,417   $6,419,227  $6,165,992
   Other expense                                9,265      15,273       18,875       3,880
                                           ----------  ----------   ----------  ----------
      Total revenues                       $3,118,598  $3,375,144   $6,400,352  $6,162,112
                                           ==========  ==========   ==========  ==========
Gross profit on net sales                  $1,828,879  $2,003,794   $3,736,986  $3,467,281
Gross profit margin                                58%         59%          58%         56%
Net cash provided by (used in)
  operating activities                       ($39,284)   $450,047     $281,760    $321,648
Net cash used in investing activities         $63,241     $12,208     $120,957     $25,932
Net cash used in financing activities         $61,395    $362,358     $216,612    $250,341
Net income (loss)                           ($263,712)   $160,181    ($301,060)  ($166,958)
Net income (loss) as a percent of net sales        (8%)         5%          (5%)        (3%)
Income (loss) per share - basic and diluted    ($0.06)      $0.04       ($0.07)     ($0.04)

                    THREE AND SIX MONTHS ENDED JUNE 30, 2004
            COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003


      Net Sales. Net sales during the three and six months ended June 30, 2004 were $3.1 million and $6.4 million, respectively, compared to $3.4 million and $6.2 million during the comparable periods in 2003 reflecting a decrease of 9% and an increase 3%, respectively. The 9% decrease for the three months ended June 30, 2004 compared to the same period in 2003 was primarily attributed to the introduction in April 2004 of two new successor products, the Optimod 2300 and the Optimod 8300. The Optimod 2300 replaces the Optimod 2200 and the Optimod 8300 replaces the industry Optimod 8200 which the Company considered to be the industry standard. Management believes that customers delayed their orders because they were waiting for availability and release of the new models. The 3% increase in net sales for the six months ended was primarily attributable to an increase in overall demand for our products. Our Orban division reported net sales for the three and six months ended June 30, 2004 of $2.7 million and $5.7 million, respectively, compared to $2.9 million and $5.6 million for the same periods in 2003. Our CRL division reported net sales for the three and six months ended June 30, 2004 of $80,000 and $226,000, respectively, compared to $198,000 and $261,000 for the same periods in 2003, representing a decrease of 60% and 13%, respectively. This overall decrease was in part the result of our facilities move on December 12, 2002 and in part due to decreased demand for our CRL line of products. The Company moved its corporate offices and manufacturing
to a new facility after the sale of its Tempe building.    Net sales for Orban
Europe during the three and six months ended June 30, 2004 were $309,000 and $471,000, respectively, as compared to $190,000 and $262,000 for the same periods in 2003, reflecting increases of 63% and 80%. The change was primarily a result from our inability to ship product from our German location during the three and six months ended June 30, 2003 due to the change in suppliers for its Codec products, which was reflected by the corresponding periods in 2004.

      Gross Profit.   Gross profit for the three and six months ended June 30,
2004 was 58%, compared to 59% and 56% for the same periods in 2003. The decrease of 1% and increase of 2% respectively in gross profit is primarily due to the variable components of production costs associated with production runs in the San Leandro facility effectively increasing and reducing the indirect costs associated with set up and labor.

      Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2004 were $1,445,000 and $2,689,000, respectively, representing an increase of 26% and 23%, respectively, compared to $1,149,000 and $2,190,000 reported the same periods during 2003. As a percentage of net revenue, SG&A increased from 34% for the three months ended June 30, 2003 to 42% for the same period in 2004. SG&A as a percentage of net revenue increased from 36% for the six months ended June 30, 2003 to 42% for the period in 2004. The increase in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses coupled with an increase in attorney's fees associated with the Dialog4 arbitration. The company has increased its marketing staff as compared to the prior year.

      Research and Development.     Research and development expense during the
three and six months ended June 30, 2004 were $326,000 and $702,000 respectively, compared to $334,000 and $713,000 during the comparable periods for 2003, respectively, reflecting a decrease of 1% and of 2%. The overall decrease is due to a decrease in personnel.

      Other Expense.   Other expense, net for the three and six months ended
June 30, 2004 was $285,000 and $577,000, respectively, of which $254,000 and
$509,000 respectively, represents interest to Harman in connection with the seller carry-back loan that financed a portion of our purchase of the Orban assets in 2000. Other expense, net for the three and six months ended June 30, 2003 was $296,000 and $583,000, respectively, of which $253,000 and $508,000 respectively, represented interest to Harman. Interest expense during the three and six months ended June 30, 2004 was $276,000 and $558,000, respectively compared to $281,000 and $579,000 for the same periods in 2003, respectively, reflecting a decrease of 2% and 4%, respectively. The decrease for the three and six months ended is due to the reduction short-term loans to the company

      Net Loss. Net loss for the three and six months ended June 30, 2004 was $264,000 and $301,000, respectively, compared to net income of $160,000 and net loss of $167,000 for the same periods in 2003.


LIQUIDITY AND CAPITAL RESOURCES

      We had negative net working capital of approximately $9.5 million at June 30, 2004, and the ratio of current assets to current liabilities was .26 to 1. At June 30, 2003, we had net negative working capital of approximately $8.9 million and a current ratio of .30 to 1. The decrease in working capital is an increase in accrued interest.

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

      In addition to our efforts to reduce costs and increase sales, we are currently seeking sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. Although we have engaged a nationally recognized investment banker to advise and assist us in capital raising efforts. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

      As noted above and discussed in detail in Note 5 to Consolidated Condensed Financial Statements included elsewhere herein, management for some time has been negotiating with Harman with respect to restructure the existing debt of the Company to Harman. If such a restructuring occurs under the terms presently being discussed, the Company will need to make a one time principal payment on or before August 30, 2004 of $1,000,000, following which, the interest rate on the unpaid balances will be reduced to 6% per annum retroactive to April 1, 2003, reducing the unpaid interest balance as of June 30, 2004 from $908,450 to $272,300, which would be added to the principal. The total principal amount due after payment of the $1,000,000 and reduction of unpaid interest will equal $7,754,300.

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

      As of June 30, 2004, we are in arrears for interest installments on the Harman obligation in an aggregate amount of $908,450 (at a rate of 12% per annum). If Harman were to demand payment of our debt to them, we do not have the resources to pay that debt and would very likely have to file for protection under the appropriate provisions of the United States Bankruptcy Code.

      On January 18, 2002, with Harman's consent, we acquired the assets of Dialog4 System Engineering GmbH. As described above in Note 5 of the Consolidated Condensed Financial Statements,we owed Dialog4 approximately $597,000, for the purchase of the Dialog4 assets and we still need to register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. The Company has not been making payments since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German Law. The company made an unsuccessful effort to negotiate with the Dialog4's creditors to assume some of Dialog4's liabilities in lieu of making payments directly to Dialog4. Dialog4 has since given us notice of default for non-payment and has accelerated all amounts due. On February 14, 2003, Dialog4 demanded the Company register the 1,250,000 shares issued to Dialog4 for the purchase of the assets. On April 29, 2003, the Company and Dialog4 entered formal Arbitral proceedings. We are currently in arbitration and there is no assurance the company can achieve a satisfactory settlement with Dialog4. (see
Item 1 Part II Legal Proceedings elsewhere in this Report).

      We owe Solectron GmbH $368,453 as of June 30, 2004. This obligation was a result of claims originating between Solectron GmbH and Dialog4. We are currently making monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. The company is current with the existing payment plan. As a result of the new payment terms the Company was able to reclassify $234,139 as non current maturities of long term debt in January 2004. As of June 30, 2004, the Company has cumulatively paid $350,029 in principal and $64,194 in interest. Mr. Brentlinger, President and CEO has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

      Working capital generated from 2004 operations will be used to service our commitments excluding our obligations to Harman. Any excess working capital generated from 2004 operations will be applied to expand our business operations. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2004 as we evaluate any expenditure related to expansion.

      Accounts receivable were $681,000 at June 30, 2004, compared to $866,000 at December 31, 2003, a net decrease of $185,000 or 21%. The decrease is primarily due to an increase in customers paying cash in advance to take advantage of sales discounts for the quarter ended June 30, 2004 compared to the quarter ended December 31, 2003.

      Total inventories were $2,404,000 at June 30, 2004 compared to total inventories of $2,113,000 at December 31, 2003. The increase of $291,000, or 14%, is due in part to our increased stores of raw materials and work in process to meet the increased demand for our Optimod products.

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


THE EXISTENCE OF AN AUDIT OPINION CONTAINING A GOING CONCERN EMPHASIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO OBTAIN CREDIT OR ADDITIONAL CAPITAL AND MAY JEOPARDIZE OUR RELATIONSHIP WITH EXISTING AND NEW CUSTOMERS.

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


OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

      C. Jayson Brentlinger Family Limited Partnership, controlled by Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 824,536 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 4,172,533 shares of our common stock issued and outstanding as of June 30, 2004, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 39.5% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.


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


THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

      Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a penny stock. On June 30, 2004, the last sale price of our common stock on the OTC Bulletin Board was $0.75 per share. Generally speaking, the definition of a penny stock does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a penny stock while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain penny stock rules and regulations.

      The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer's presumed control over the market. Finally, prior to effecting any penny stock transaction, broker- dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer's account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker- dealers to sell our common stock or discourage them from doing so. As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.


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

ITEM 3.  CONTROLS AND PROCEDURES.


      As of the end of the period covered by this report on Form 10-QSB we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

      Dialog4

      We purchased assets January 18, 2002 from Dialog4, System Engineering GmbH. We and Dialog4 subsequently each notified the other of alleged defaults arising from that transaction. On April 29, 2003, the Company was notified that Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, we gave notice of various claims pertaining the representations and warranties made by Dialog4 in the Asset Sale and Purchase Agreement. The Company then filed a formal statement of defense along with counterclaims against Dialog4 on August 25, 2003, within the time limits as by the Arbiter. Dailog4 filed its response on October 16, 2003. The Company submitted a response on December 1, 2003. Dialog4 submitted a further response on January 12, 2004, and amended its original demand for arbitration with additional claims. On February 17, 2004, the Company filed a response. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both sides presented evidence and testified before the Arbiter. Each side then submitted a post brief on July 5, 2004, after which the Arbiter indicated that he may rule in late August or early September. Although the Company believes that it has a strong position, it is not possible to predict with certainty how the Arbiter may rule.


Formosa International Systems Co., Inc.

      The Company leased space at 1330 West Auto Drive, Tempe, Arizona (the Building) beginning January 2, 2003. The owner of the Building, Formosa International Systems Co., Inc., was also a tenant in the Building. An informal lease was executed which provided that the owner would vacate the Building upon request and that the Company would pay rent partly in cash and partly in stock of the Company, subject to compliance with securities laws. The Company made all payments of the cash portion of the rent, but refused to pay the stock portion until the owner vacated the Building so the Company could use all of the space it was renting. The owner refused to vacate. In addition, the owner requested the Company to execute a subordination agreement with its lender on terms the Company found unacceptable and the Company refused to execute it without modifications. The owner then locked out the Company for nonpayment of the stock portion of the rent on November 10, 2003. The Company immediately sought and obtained a temporary restraining order (TRO) from the Superior Court of Maricopa County, Arizona requiring the owner to allow the Company continued use of the Building, and the Company moved back into the Building that day.

      The Company declared the lockout to be a default under the lease and vacated the Building in late November 2003, entering into the present lease for a building located at 1302 West Drivers Way, Tempe, Arizona. The Company thereafter amended its complaint in the Superior Court alleging breach of lease and constructive eviction, seeking from the owner of the Building its actual damages, which it alleges to be at least $100,000. The owner of the Building has counterclaimed for breach of lease, claiming damages of $177,500, and for the allegedly wrongful conduct of the Company in refusing to execute the subordination agreement requested by the owner, claiming unspecified damages. The Company has denied the allegations of the counterclaim and the matter is pending.

ITEM 2.  CHANGES IN SECURITIES


Recent Sales of Unregistered Securities

      Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended June 30, 2004 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities issued are restricted securities and the certificates bear restrictive legends.


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

      Mr. Robert McMartin, the Company's vice president and chief financial officer was issued 100,000 shares on May 25, 2004 as inducement to loan the company $50,000, which was used to reduce the amount of accrued interest owed to Harman.

      Mr. Bill Cowan was issued 20,000 shares on August 10, 2004 as inducement to loan the Company $10,000, which was used to reduce the amount of accrued interest to Harman.

      Mr. Bill Gruwell was issued 40,000 shares on August 10, 2004 as inducement to loan the Company $20,000, which was to reduce the amount of accrued interest to Harman.



ITEM 5.  OTHER  INFORMATION

      Pursuant to Item 401(g) of Regulation S-B, the Company is required to describe any material changes to the procedures by which security holders may recommend nominees to the Board of Directors. The Company currently does not have in place any such procedures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit  Description
Number
2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1     Amendment to Existing Agreements and Closing
(1) Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2     Second Amendment to Existing Agreements and Closing
(2) Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3     Second Amendment to Credit Agreement, dated as of May
(3) 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4     Second Amended and Restated Tranche A Note, dated as of
(3) May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5     Second Amended and Restated Tranche B Note, dated as of
(3) May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6     Form of Circuit Research Labs, Inc. Stock Option
(4)      Agreement

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to 18
         U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to 18
         U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Letter Agreement between Circuit Research Labs, Inc.
(5) and Harman Acquisition Corp. dated as of March 27, 2003 Letter Agreement among Circuit Research Labs, Inc., CRL
99.2     Systems, Inc. and Harman Acquisition Corp. dated as of
(6)      May 16, 2003



(1)  Incorporated by reference to the Registrant's Report on Form
     8-K dated February 4, 2002.
(2)  Incorporated by reference to the Registrant's Report on Form
     10-KSB for the fiscal year ended December 31, 2001.

(3) Incorporated by reference to the Registrant's Report on Form 8-K dated May 13, 2002.
(4) Incorporated by reference to with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.
(5) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.
(6) Incorporated by reference to the Registrant's Form 10-QSB for the Quarter ended March 31, 2003

     (b) During the three months ended June 30, 2004, the Registrant filed the following reports on Form 8-K:

          Form 8-K (Item 5) filed on April 15, 2004 announced the Registrant was waiting for third party information to be supplied to the Registrant's auditors and that the Registrant was unable to finalize the audit of its financial statements until the material was received.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CIRCUIT RESEARCH LABS, INC.


Dated: August 23, 2004              By: /s/ Robert W. McMartin
                                        ---------------------------
                                        Robert W. McMartin
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit  Description
Number
2.1(1) Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.
10.1     Amendment to Existing Agreements and Closing
(1) Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.2     Second Amendment to Existing Agreements and Closing
(2) Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger
10.3     Second Amendment to Credit Agreement, dated as of May
(3) 1, 2002, by and among Circuit Research Labs, Inc., as Parent, CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.4     Second Amended and Restated Tranche A Note, dated as of
(3) May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000
10.5     Second Amended and Restated Tranche B Note, dated as of
(3) May 1, 2002, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.6     Form of Circuit Research Labs, Inc. Stock Option
(4)      Agreement

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to 18
         U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to 18
         U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Letter Agreement between Circuit Research Labs, Inc.
(5) and Harman Acquisition Corp. dated as of March 27, 2003 Letter Agreement among Circuit Research Labs, Inc., CRL
99.2     Systems, Inc. and Harman Acquisition Corp. dated as of
(6)      May 16, 2003


(1) Incorporated by reference to the Registrant's Report on Form 8-K dated February 4, 2002.
(2) Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Registrant's Report on Form 8-K dated May 13, 2002.
(4) Incorporated by reference to with the Registrant's Form 10-QSB for the first quarter ended March 31, 2002.
(5) Incorporated by reference to the Registrant's Report on Form 8-K dated April 1, 2003.
(6) Incorporated by reference to the Registrant's Form 10-QSB for the Quarter ended March 31, 2003