Form 10QSB
period 2004-09-30
CIRCUIT RESEARCH LABS INC
filed 2004-11-16
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each class of our common equity as of November 15, 2004 is as follows:

         Class of Common Equity                   Number of Shares Common
         ----------------------                   -----------------------
         Stock, par value $.10                          4,332,533

                           Circuit Research Labs, Inc.
                           Index to Form 10-QSB Filing
                    For the Quarter Ended September 30, 2004

                                Table of Contents


                                                                           Page

PART  I  -   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .  3

   ITEM  1.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . .  3

             Consolidated Condensed Balance Sheets -
             September 30, 2004 (unaudited) and December 31, 2003 . . . . . 3

             Consolidated Condensed Statements of Operations -
             Three and Nine Months ended September 30, 2004 and 2003
             (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Consolidated Condensed Statements of Cash Flows -
             Nine Months ended September 30, 2004 and 2003 (unaudited)  . . 6

             Notes to Consolidated Condensed Financial Statements  . . . .  8

   ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 16
   ITEM  3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . 29

PART  II  -  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . 30
   ITEM  1.  LEGAL PROCEDINGS  . . . . . . . . . . . . . . . . . . . . . . 30
   ITEM  2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . 31
   ITEM  5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 31
   ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . 32

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

                         PART I - FINANCIAL INFORMATION

                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   September 30,   December 31,
                                                       2004           2003
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                              $564,692        $222,631
    Accounts receivable, trade (net of allowance
      for doubtful accounts of $33,361 at
      September 30, 2004 and at December 31, 2003)     777,800         866,451
    Inventories                                      2,422,411       2,112,614
    Other current assets                               205,030         168,896
                                                   -----------     -----------
      Total current assets                           3,969,933       3,370,592
                                                   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     559,311         569,183
                                                   -----------     -----------

OTHER ASSETS:
    Goodwill, net                                    7,476,008       7,476,008
    Other                                              412,665         351,503
                                                   -----------     -----------
                                                     7,888,673       7,827,511

TOTAL                                              $12,417,917     $11,767,286
                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

(continued)
                  CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   September 30,   December 31,
                                                       2004           2003
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                $1,342,985      $1,103,452
    Notes payable to shareholders                       30,000          92,500
    Notes payable                                    8,482,000       8,482,000
    Current portion of long-term debt                  938,608       1,340,709
    Accrued salaries and benefits                      528,590         535,017
    Customer deposits                                  315,746          39,266
    Other accrued expenses and liabilities           1,897,746       1,001,097
                                                   -----------     -----------
        Total current liabilities                   13,535,675      12,594,041

LONG-TERM DEBT, LESS CURRENT PORTION                   205,025          39,662
                                                   -----------     -----------
        Total Liabilities                           13,740,700      12,633,703
                                                   -----------     -----------
STOCKHOLDERS' DEFICIT:
    Preferred stock, $100 par value -
      authorized 500,000 shares, none issued
    Common stock, $.10 par value -
      (authorized 20,000,000 shares, 4,332,533
      issued as of September 30, 2004 and
      4,153,574 as of December 31, 2003)               433,254         415,358
    Additional paid-in capital                       5,599,498       5,555,932
    Accumulated deficit                             (7,355,535)     (6,837,707)
                                                   -----------     -----------
        Total stockholders' deficit                 (1,322,783)       (866,417)
                                                   -----------     -----------
TOTAL                                              $12,417,917     $11,767,286
                                                   ===========     ===========


See accompanying notes to consolidated condensed financial statements.

                             CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (unaudited)

                                              Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                                 2004         2003            2004        2003
                                              ----------   ----------      ----------  ----------
NET SALES                                     $3,481,313   $3,240,224      $9,900,540  $9,406,216
COST OF GOODS SOLD                             1,528,681    1,420,144       4,210,922   4,118,855
                                              ----------   ----------      ----------  ----------
    Gross profit                               1,952,632    1,820,080       5,689,618   5,287,361
                                              ----------   ----------      ----------  ----------
OPERATING EXPENSES:
    Selling, general and administrative        1,186,119    1,080,814       3,875,283   3,271,247
    Research and development                     339,373      309,900       1,040,893   1,022,672
    Depreciation                                  37,867       28,998         108,591     177,218
                                              ----------   ----------      ----------  ----------
        Total operating expenses               1,563,359    1,419,712       5,024,767   4,471,137
                                              ----------   ----------      ----------  ----------
INCOME FROM OPERATIONS                           389,273      400,368         664,851     816,224
                                              ----------   ----------      ----------  ----------

OTHER EXPENSE
    Sundry                                        13,369       31,591          32,244      35,471
    Interest                                     280,252      282,773         838,015     861,727
    Resolution of business acquisition
      contingency                                312,420            0         312,420           0
                                              ----------   ----------      ----------  ----------
        Total other expense                      606,041      314,364       1,182,672     897,198
                                              ----------   ----------      ----------  ----------

INCOME (LOSS) BEFORE INCOME TAX                 (216,768)      86,004        (517,828)    (80,974)

PROVISION FOR INCOME TAXES                             0            0               0           0
                                              ----------   ----------      ----------  ----------
NET INCOME (LOSS)                              ($216,768)     $86,004       ($517,828)   ($80,974)
                                              ==========   ==========      ==========  ==========
NET INCOME (LOSS) PER COMMON
SHARE- BASIC AND DILUTED                          ($0.05)       $0.02          ($0.12)     ($0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
   Basic                                       4,262,968    3,892,823       4,200,773   3,839,161
   Diluted                                                  5,142,823

See accompanying notes to consolidated condensed financial statements.

           CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                                         Nine Months Ended
                                                            September 30,
                                                        2004             2003
                                                     ---------       ---------
OPERATING ACTIVITIES:
   Net Loss                                          ($517,828)       ($80,974)
   Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                     173,625         242,688
     Stock compensation                                 61,462          76,207

   Changes in assets and liabilities:
     Accounts receivable                                88,651        (294,130)
     Inventories                                      (309,797)         17,101
     Prepaid expenses and other assets                 (97,296)       (122,676)
     Accounts payable and accrued expenses           1,407,330         832,346
                                                     ---------       ---------
      Net cash provided by operating activities        806,147         670,562
                                                     ---------       ---------
INVESTING ACTIVITIES:
   Capital expenditures                               (163,753)        (72,261)
                                                     ---------       ---------
      Net cash used in investing activities           (163,753)        (72,261)
                                                     ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from shareholder advances                   50,000         298,000
   Repayment of shareholder advances                  (112,500)       (168,000)
   Principal payments on notes payable                       0        (515,656)
   Principal payments on long-term debt               (237,833)       (105,334)
                                                     ---------       ---------
      Net cash used in financing activities           (300,333)       (490,990)
                                                     ---------       ---------

NET INCREASE IN CASH                                   342,061         107,311

CASH AT BEGINNING OF PERIOD                            222,631         214,401
                                                     ---------       ---------
CASH AT END OF PERIOD                                 $564,692        $321,712
                                                     =========       =========


See accompanying notes to consolidated condensed financial statements.

(continued)
                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                        2004             2003
                                                     ---------       ---------
Supplemental Disclosures of Cash Flow Information

   Cash paid for interest                             $529,917        $134,995
                                                     =========       =========


Supplemental schedule of non-cash financing activities:

   Common stock issued for compensation                $61,462         $76,207
                                                     =========       =========


See accompanying notes to consolidated condensed financial statements.

                   CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. ("CRL" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 2004 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 have been prepared without audit.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. You should read the Consolidated Condensed Financial Statements in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10- KSB for the year ended December 31, 2003.

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


2.   Significant Accounting Policies are as follows:

a.   Net loss per share

     In calculating net loss per share for the three and nine months ended September 30, 2004, the effects of 3,015,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive because the option exercise price was greater than the market price of the common stock. For the three and nine months ended September 30, 2003, the effects of 1,995,005 and 3,245,005 shares respectively, relating to options to purchase common stock and 1,395,690 shares relating to warrants were not used for computing diluted earnings per share because the option price was greater than the market price. Furthermore, the 1,395,690 shares related to the Harman warrant expired May 31, 2003. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

                                    Three Months Ended          Nine Months Ended
                                       September 30,               September 30,

                                       2004         2003           2004        2003
                                    ---------    ---------      ---------   ---------
 Numerator
 Net Income (loss)                  ($216,768)      86,004      ($517,828)   ($80,974)
                                    =========    =========      =========   =========

 Denominator
 Weighted average shares - basic    4,262,968    3,892,823      4,200,773   3,839,161
                                    =========    =========      =========   =========
 Weighted average shares - diluted  7,347,533    5,142,823      4,200,773   3,839,161
                                    =========    =========      =========   =========


 Basic and diluted income (loss)
 per share                             ($0.05)       $0.02         ($0.12)     ($0.02)
                                    =========    =========      =========   =========

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


3.   INVENTORIES

     Inventories consist of the following at September 30, 2004 and December 31, 2003:

                                       September 30,     December 31,
                                          2004              2003
                                       ----------        ----------
                                       (Unaudited)

     Raw materials and supplies        $2,538,724        $2,336,617
     Work in process                      922,274           792,334
     Finished goods                       502,807           525,057
                                       ----------        ----------
       Total                            3,963,805         3,654,008
     Less obsolescence reserve         (1,541,394)       (1,541,394)
                                       ----------        ----------
       Inventories, net                $2,422,411        $2,112,614
                                       ==========        ==========


4.   LONG-TERM DEBT

     Long term-debt at September 30, 2004 and December 31, 2003 consisted of the following:
                                       September 30,     December 31,
                                          2004              2003
                                       ----------        ----------
                                       (Unaudited)

     Note to stockholder                 $180,000          $178,905
     Avocet Instruments, Inc.              27,367            32,824
     Dialog4 Engineering GmbH
       (see also Note 6)                  597,055           597,055
     Solectron GmbH                       322,232           504,271
     Employee Note                              0             4,250
     Accounts payable converted to debt    16,979            63,066
                                       ----------        ----------
       Total long-term debt             1,143,633         1,380,371
     Less current portion                 938,608         1,340,709
       Total long-term debt, less      ----------        ----------
       current portion                   $205,025           $39,662
                                       ==========        ==========

     In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal. On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of September 30, 2004, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,746. The Company signed a new promissory note to replace the original note on August 3, 2004 for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month the interest rate will increase to 12% per annum form the date of delinquency until the accrued interest is brought current.

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum through June 30, 2006. As of September 30, 2004, $27,367 is the balance of the note.

     In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. Accounts payable converted to notes payable at September 30, 2004 was $16,979.

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

     On April 29, 2003, Dialog4 filed a demand for arbitration in Germany. On June 30, 2003, the Company gave notice of various defaults pertaining the Dialog4 representations and warranties in the Asset Sale and Purchase Agreement. On April 28, 2004, an evidentiary hearing was held in Stuttgart, Germany and both\sides presented evidence and testified before the Arbiter. Each side then submitted a post brief on July 5, 2004.


     On  October 8, 2004 the Company learned the Arbiter  in  the arbitration
between CRL  and  Dialog4  had   awarded   Dialog4 approximately  $1.0 million.
The Company filed a request for correction of the arbitral award with the arbiter on November 8, 2004, and the Company anticipates that it will receive a
response within 30 days.   The correction relates to an aggregate amount of
less than $50,000. The Company has increased its liability from $712,000, which represents the principal and interest under the Company's note payable to Dialog4 to $1,024,000. This increase represents the amount awarded by the
arbiter for Dialog4's   cost and fees incurred in connection with the
arbitration  and the amount of a liability to a third party vendor to Dialog4.

     Dialog4 had previously accelerated the maturity date of the debt under our promissory note. The acceleration of indebtedness by Dialog4 constitutes a default under agreements between the Company and Harman International, Inc. and will most likely continue to constitute a default even when the restructuring (discussed below in Item 2) of the $8.5 million dollar Harman debt is completed.

     The Company has not identified the sources from which the payment of the approximately $1.0 million award to Dialog4 can be made. The Company is also required to register the shares owned by Dialog4, which is an expensive and time-consuming process. The existence of the award and the requirement for registration of the shares may adversely impact any prospective financing which the Company may wish to undertake

     On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company's purchase of the assets of Dialog4. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We owed Solectron $322,232 as of September 30, 2004 and are current under the existing payment plan. As of September 30, 2004, the Company has cumulatively paid Solectron $396,251 in principal and $67,972 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.


5.   NOTES PAYABLE

Payable to others

     On May 31, 2000, the Company's wholly owned subsidiary, CRL Systems, Inc., acquired the assets of Orban, Inc., now known as Harman Acquisition Corp. ("HAC"), a wholly owned subsidiary of Harman International Industries, Inc. The purchase price was $10.5 million, of which $2 million was paid in cash and the balance of which was paid by means of a combination of short-term and long- term promissory notes that we issued to Harman. On October 1, 2001, the Company entered into an amendment agreement with Harman under which both the long-term and the short-term notes were converted to demand notes payable on the demand of Harman or, if no demand is sooner made, on the dates and in the amounts specified in the amended agreement. As of September 30, 2004, the Company owes Harman $8,482,000 in principal and is in arrears for interest in an aggregate amount of $1,012,910 (interest accrues under the note at a rate of 12% per annum).

     On October 12, 2004, the Company announced it had reached an agreement with Harman pertaining to the restructure of the Company's indebtedness owed to Harman International Industries. The Company paid Harman $1,000,000 in cash in repayment of debt as a condition for the restructure. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of the Company's President and CEO.

     The loan bears interest at 11.5% per annum and requires monthly interest-only payments. The Company is currently negotiating with the lender about the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.

     Prior to the restructure transaction, the interest rate on the debt owed Harman was 12.0% per annum. As part of the debt restructure, Harman will waive all interest accrued after April 1, 2003 in excess of 6% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 will be waived. The remaining $249,530 of accrued interest will be added to the total outstanding principal balance of the Company's indebtedness to Harman. After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000 (before giving effect to the waiver unpaid interest and the addition of remaining accrued interest to the loan principal balance). Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

     Harman also agreed to exchange $2,104,000 of the debt for 2,104,000 shares of the Company's common stock, and then sold all such shares to a nominee of Jay Brentlinger, the Company's President and Chief Executive Officer. The nominee agreed to purchase all such shares for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Harman's recourse for non-payment under the note is limited to a security interest in the shares purchased.

     Harman has agreed to exchange an additional $2,400,000 of indebtedness for additional shares of Company common stock such that Harman will own approximately 1,500,000 shares resulting in ownership of 19% of the then outstanding shares on a fully diluted basis after giving effect to the transactions described above. Should the related-party lender elect to convert his $700,000 note into shares of the Company's common stock, the Company will issue as many additional shares to Harman as necessary to cause Harman to maintain a 19% ownership after the entire transaction is completed.

     Harman agreed that the remaining $3,227,530 of indebtedness owed to it by the Company after giving effect to the transactions described above will be evidenced by a new note that 1) renews and extends (but does not extinguish) the Company's indebtedness owing to Harman and 2) reduces the interest rate to 6% per annum, with interest payable monthly in arrears. The Company's indebtedness to Harman shall continue to be secured by a security interest covering all of the Company's assets. Mandatory principal payments by the Company shall be made as follows:

                                          Amount

     September 30, 2005                   $400,000
     September 30, 2006                   $450,000
     September 30, 2007                   $450,000
     September 30, 2008                   $500,000
     September 30, 2009                   Balance

Payable to stockholders

     On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full. To induce Mr. Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued. He may exercise the option at any time prior to January 23, 2006. As of September 30, 2004, none of the options had been exercised.

     On February 20, 2003, Robert Orban, the Company's Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003. To induce Mr. Orban to make the loan, the Company gave him the right to elect to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of September 30, 2004, Mr. Orban has not made a decision under his right to elect.

     On May 19, 2003, Phillip T. Zeni, the Company's Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19, 2003, with interest at a rate of 16% per annum. To induce Mr. Zeni to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 to satisfy the terms of the proposed Harman debt restructure, whichever last occurs. The Company has repaid the loan to Mr. Zeni.

     During June of 2003 two stockholders loaned the Company $10,000 and $20,000, pursuant to one year notes accruing interest at rate of 9% per annum. Both notes where due and payable with interest in June 2004. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two shareholders have verbally agreed to extend the loans and the Company will continue to accrue interest under the loans.

     On May 25, 2004, Robert McMartin, the Company's Vice President and Chief Financial Officer, loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due August 25, 2004, and paid with interest at a rate of 16% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued up to one year after the maturity date of the note, or when and if a private placement is offered to raise the $1,000,000 in connection with the Harman debt restructure, which ever occurs last.

     Interest expense on all stockholder loans for the three and nine months ended September, 2004 was $1,023 and $5,449, respectively.

6.   ACQUISITION OF DIALOG4 ASSETS

     On January 18, 2002, the Company acquired the assets of Dialog4 System Engineering GmbH ("Dialog4"). Dialog4, a German corporation based in Ludwigsburg, Germany, is a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage. Dialog4 had been designing and manufacturing equipment for the codec market for over ten years. Its products, available in Europe since 1993, include the MusicTaxi codec for encoding and decoding audio and data over TCP/IP on the Internet, ISDN and satellite, whose technology is to be considered state of the art at that time.

     The Company purchased the assets of Dialog4 pursuant to an Asset Sale and Purchase Agreement for $2 million, comprised of 1,250,000 shares of restricted CRL common stock, valued at $1.00 per share, and a $750,000 promissory note(see note 4).


7.   CONTINGENCIES AND LITIGATION

Dialog4

     The Company purchased assets of Dialog4 on January 18, 2002.  As stated in
Note 4, we and Dialog4 subsequently had disputes that arose in connection with this transaction. Those disputes were submitted to arbitration in Germany.

     On October 8, 2004 the Company learned the Arbiter in the arbitration between CRL and Dialog4 had awarded Dialog4 approximately $1.0 million. The Company filed a request for correction of the arbitral award with the arbiter on November 8, 2004, and the Company anticipates that it will receive a response
within 30 days.   The correction relates to an aggregate amount of less than
$50,000. The Company increased its liability from $712,000, which represents the principal and interest under the Company's note payable to Dialog4 (see Note
4) to $1,024,000. This increase represents the amount awarded by the arbiter for Dialog4's cost and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.

     Dialog4 had previously accelerated the maturity date of the debt under our promissory note. The acceleration of indebtedness by Dialog4 constitutes a default under agreements between the Company and Harman International, Inc. and will most likely continue to constitute a default even when the restructuring (discussed below in Item 2) of the $8.5 million dollar Harman debt is completed.

     The Company has not identified the sources from which the payment of the approximately $1.0 million award to Dialog4 can be made. The Company is also required to register the shares owned by Dialog4, which is an expensive and time-consuming process. The existence of the award and the requirement for registration of the shares may adversely impact any prospective financing which the Company may wish to undertake

Formosa International Systems Co., Inc.,

     The Company leased space at 1330 West Auto Drive, Tempe, Arizona (the "Building") beginning January 2, 2003. The owner of the Building, Formosa International Systems Co., Inc., was also a tenant in the Building. A lease was executed which provided that the owner would vacate the Building upon request and that the Company would pay rent partly in cash and partly in stock of the Company (subject to compliance with securities laws). The Company made all payments of the cash portion of the rent, but refused to pay the stock portion until the owner vacated the Building so the Company could use all of the space it was renting. The owner refused to vacate. In addition, the owner requested the Company to execute a subordination agreement with its lender on terms the Company found unacceptable and the Company refused to execute it without modifications. The owner then locked out the Company for nonpayment of the stock portion of the rent on November 10, 2003. The Company immediately sought and obtained a temporary restraining order from the Superior Court of Maricopa County, Arizona requiring the owner to allow the Company continued use of the Building, and the Company moved back into the Building that day.

     The Company declared the lockout to be a default under the lease and vacated the Building in late November 2003, entered into the present lease for a building located at 1302 West Drivers Way, Tempe, Arizona and filed an action against Formosa. The Company thereafter amended its complaint in the Superior Court alleging breach of lease and constructive eviction, seeking from the owner of the Building its actual damages, which it alleges to be at least $100,000. The owner of the Building has counterclaimed for breach of lease, claiming damages of $177,500, and for the allegedly wrongful conduct of the Company in refusing to execute the subordination agreement requested by the owner, claiming unspecified damages. The Company has denied the allegations of the counterclaim and the matter is pending.

     On November 1, 2004, the Company received a letter from the court informing the Company the claim Formosa filed against the Company was dismissed without prejudice for failure to prosecute.

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


RECENT DEVELOPMENTS

Harman Debt

     On October 12, 2004, the Company announced it had reached an agreement with Harman pertaining to the restructure of the Company's indebtedness owed to Harman International Industries. The Company paid Harman $1,000,000 in cash in repayment of debt as a condition for the restructure. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of the Company's President and CEO.

     The loan bears interest at 11.5% per annum and requires monthly interest-only payments. The Company is currently negotiating with the lender about the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.

     Prior to the restructure transaction, the interest rate on the debt owed Harman was 12.0% per annum. As part of the debt restructure, Harman will waive all interest accrued after April 1, 2003 in excess of 6% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 will be waived. The remaining $249,530 of accrued interest will be added to the total outstanding principal balance of the Company's indebtedness to Harman. After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000 (before giving effect to the waiver of unpaid interest and the addition of remaining accrued interest to the loan principal balance). Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

     Harman also agreed to exchange $2,104,000 of the debt for 2,104,000 shares of the Company's common stock, and then sold all such shares to a nominee of Jay Brentlinger, the Company's President and Chief Executive Officer. The nominee agreed to purchase all such shares for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Harman's recourse for non-payment under the note is limited to a security interest in the shares purchased.

     Harman has agreed to exchange an additional $2,400,000 of indebtedness for additional shares of Company common stock such that Harman will own approximately 1,500,000 shares resulting in ownership of 19% of the then outstanding shares on a fully diluted basis after giving effect to the transactions described above. Should the related-party lender elect to convert his $700,000 note into shares of the Company's common stock, the Company will issue as many additional shares to Harman as necessary to cause Harman to maintain a 19% ownership after the entire transaction is completed.

     Harman agreed that the remaining $3,227,530 of indebtedness owed to it by the Company after giving effect to the transactions described above will be evidenced by a new note that 1) renews and extends (but does not extinguish) the Company's indebtedness owing to Harman and 2) reduces the interest rate to 6% per annum, with interest payable monthly in arrears. The Company's indebtedness to Harman shall continue to be secured by a security interest covering all of the Company's assets. Mandatory principal payments by the Company shall be made as follows:

                                          Amount

     September 30, 2005                   $400,000
     September 30, 2006                   $450,000
     September 30, 2007                   $450,000
     September 30, 2008                   $500,000
     September 30, 2009                   Balance


Dialog4


     As discussed above more fully in Note 5 of the Notes to the Consolidated Condensed Financial Statements, we owe Dialog4 approximately $597,000 in principal under a not we issued. In connection with our purchase of the Dialog4 assets and we need to register the 1,250,000 shares issued to Dialog4 in partial payment of the purchase price of the assets. The Company has not been making payments to Dialog4 since August 2002 due to disputes with Solectron and other companies that have claims against Dialog4 that pre-date our acquisition of Dialgo4's assets, but for which we may have liability under German law.

     On April 29, 2003, Dialog4 filed a demand for arbitration in Germany. Then on October 8, 2004 the Company learned the Arbiter had awarded Dialog4 approximated $1.0 million. The Company filed a request for correction of the arbitral award with the arbiter on November 8, 2004, and the Company anticipates
that it will receive a response within 30 days.   The correction relates to an
aggregate amount of less than $50,000. The Company has increased its liability from $712,000, which represents the principal and interest under the Company's note payable to Dialog4 (see Note 4) to $1,024,000. This increase represents the amount awarded by the arbiter for Dialog4's cost and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.

     Dialog4 had previously accelerated the maturity date of the debt under our promissory note. The acceleration of indebtedness by Dialog4 constitutes a default under agreements between the Company and Harman International, Inc. and will most likely continue to constitute a default even when the restructuring (discussed below in Item 2) of the $8.5 million dollar Harman debt is completed.

     The Company has not identified the sources from which the payment of the approximately $1.0 million award to Dialog4 can be made. Upon domestication of the award in the United States, Dialog4 will be able to seize any unencumbered assets of the Company (there are none; all of the Company's assets are pledged as security for the Harman debt) and could potentially disrupt transactions of the Company. The Company is also required to register the shares owned by Dialog4, which is an expensive and time-consuming process. The existence of the award and the requirement for registration of the shares may adversely impact any prospective financing which the Company may wish to undertake.

     The Harman debt restructure and the award in the Dialog4 arbitration occurred after our third quarter ended on September 30, 2004, and are therefore not reflected in our results to that date.

OVERVIEW

     The events of September 11, 2001, had a significant impact on the market for audio processing equipment. We experienced a reduction in orders for new audio equipment from many radio and television stations. We believe the reduction was due in part to the decrease in advertising revenue realized by these stations. The market for audio processing equipment has been slowly showing increased demand throughout 2003 and 2004, effectively beginning to reverse the trend caused by September 11, 2001.

     We have reduced our net loss from $2,135,039 in 2002 to $384,877 in 2003. Despite this encouraging trend, our previous financial results have strained our liquidity. However, the restructure of our debt owed to Harman, we believe we can improve our financial condition allowing the Company to focus more on operations and growth.

     In our efforts to reduce costs and increase sales, we continue to seek sources of long-term financing. However, the inclusion of a going concern emphasis paragraph by our independent accountants generally makes it significantly more difficult to obtain trade credit or additional capital through public or private debt or equity financings. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain summary operating results:

                                            Three Months Ended           Nine Months Ended
                                               September 30,                September 30,
                                               2004         2003            2004         2003
Revenues:                                   ----------   ----------      ----------   ----------

  Net sales                                 $3,481,313   $3,240,224      $9,900,540   $9,406,216

    Total revenues                          $3,481,313   $3,240,224      $9,900,540   $9,406,216
                                            ==========   ==========      ==========   ==========
Gross profit on net sales                   $1,952,633   $1,820,080      $5,689,618   $5,287,361
Gross profit margin                                 56%          56%             57%          56%
Net cash provided by operating activities     $524,387     $220,515        $806,147     $670,562
Net cash used in investing activities         ($42,796)    ($60,053)      ($163,753)    ($72,261)
Net cash used in financing activities         ($83,721)   ($128,632)      ($300,333)   ($490,990)
Net income (loss)                            ($216,768)     $86,004       ($517,828)    ($80,974)
Net income (loss) as a percent of net sales         -6%           3%             -5%          -1%
Income (loss) per share - basic and diluted     ($0.05)       $0.02          ($0.12)      ($0.02)

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
         COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


     Net Sales. Net sales during the three and nine months ended September 30, 2004 were $3.5 million and $9.9 million, respectively, compared to $3.2 million and $9.4 million during the comparable periods in 2003, reflecting increases of 9% and 5%, respectively. The 9% increase for the three months ended September 30, 2004 compared to the same period in 2003 was primarily attributable to an increased demand for CRL's television line products. The 5% increase in net sales for the nine month period ended was primarily attributable to an increase in overall demand for our products. Our Orban division reported net sales for the three and nine months ended September 30, 2004 of $2.9 million and $8.6 million, respectively, compared to $2.9 million and $8.5 million for the same periods in 2003 representing an increase of 0% and 1% respectively. Our CRL division reported net sales for the three and nine months ended September 30, 2004 of $295,000 and $521,000, respectively, compared to $108,000 and $369,000 for the same periods in 2003, representing an increase of 173% and 41%, respectively. This overall increase was in part the result of increased demand for the television line of products from one single customer. Net sales for Orban Europe during the three and nine months ended September 30, 2004 were $289,000 and $760,000, respectively, as compared to $226,000 and $488,000 for the same periods in 2003, reflecting increases of 27% and 55%. The change was primarily a result from our inability to ship product from our German location during the three and nine months ended September 30, 2003 due to the change in suppliers for its Codec products, which was reflected by the corresponding periods in 2004.

     Gross Profit. Gross profit for the three and nine months ended September 30, 2004 was 56%, and 57%, respectively, compared to 56% and 56% for the same periods in 2003. The increase of 0% and 1% respectively in gross profit is primarily due to the variable components of production costs associated with production runs in the San Leandro facility effectively increasing and reducing the indirect costs associated with set up and labor.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2004 were $1,186,000 and $3,875,000, respectively, representing increases of 10% and 18%, respectively, as compared to $1,080,000 and $3,271,000 reported the same periods during 2003. As a percentage of net revenue, SG&A increased from 33% for the three months ended September 30, 2003 to 34% for the same period in 2004. SG&A as a percentage of net revenue increased from 35% for the nine months ended September 30, 2003 to 39% for the period in 2004. The increase in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses coupled with an increase in attorney's fees associated with the Dialog4 arbitration. The Company has increased its marketing staff as compared to the prior year.

     Research and Development. Research and development expense during the three and nine months ended September 30, 2004 were $339,000 and $1,041,000 respectively, compared to $309,000 and $1,023,000 during the comparable periods for 2003, reflecting increases of 9% and of 2%. The overall increase is due to costs associated with the development of our new Opticodec PC line of products along with costs associated with the introduction of our two newest audio processors Optimod 8300 and Optimod 2300.

     Other Expense. Other expense, net for the three and nine months ended September 30, 2004 was $606,000 and $1,183,000, respectively, of which $254,000 and $762,000, respectively, represents interest to Harman accrued in connection with the seller (Harman) carry-back loan that financed a portion of our purchase of the Orban assets in 2000. $312,000 was recorded in the 3 month period ended September 30, 2004 as a result of the arbitration between Dialog4 and the Company ( see Note 4 ). Other expense, net for the three and nine months ended September 30, 2003 was $314,000 and $897,000, respectively, of which $254,000 and $761,000, respectively, represented interest accrued in connection with the loan to us from Harman. Interest expense during the three and nine months ended September 30, 2004 was $280,000 and $838,000, respectively, compared to $282,000 and $861,000 for the same periods in 2003, reflecting decreases of 1% and 3%, respectively. The decrease for the three and nine months ended is due to the reduction short- term loans to the Company.

     Net Income (Loss). The Company reported a net loss of $217,000 and $518,000 for the three and nine months ended September 30, 2004, respectively, compared to net income of $86,000 and net loss of $81,000 for the same periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We had negative net working capital of approximately $9.3 million at September 30, 2004, and the ratio of current assets to current liabilities was ..26 to 1. At September 30, 2003, we had net negative working capital of approximately $9.0 million and a current ratio of .29 to 1. The decrease in working capital is principally due to an increase in accrued interest.

     The negative working capital primarily resulted from the conversion in 2001 to demand notes of the $3.5 million short-term note and the $5 million long-term notes payable to Harman.

     The restructure of our debt to Harman described above in this Item 2 under the aption "Recent Developments" will effectively reduce approximately $8.5 million in principal and $1.0 million in accrued but unpaid interest to a new note approximating $3.3. In addition Harman will own 19% of the outstanding capital stock of the Company. It is anticipated that our working capital will increase by $7.5 million once the restructure is completed.

     We believe we could generate a least $1.0 million in cash flow the first year after the Harman debt restructure principally due to savings we anticipate we will realize in interest expense.

     The following table shows the pro forma affect of the restructure of our debt owed to Harman as if the transaction had occurred on September 30, 2004. The documentation evidencing the transaction has not yet been finalized, but we do not expect that the final terms of the transaction will differ materially from the results we anticipated.

Balance Sheet Data
(in thousands)
(unaudited)                         December 31,  September 30,    As Adjusted
                                        2003         2004           After the
                                                    Actual         Restructure
                                                                   September 30,
                                                                      2004

                                                   (unaudited)       (unaudited)

Working Capital (Deficit)              (9,293)      (9,566)           (1,055)

Property and Equipment, net               569          559               559
Total Assets                           11,767       12,418            12,418

Total Liabilities                      12,634       13,741             7,474
Total Shareholders' Equity (Deficit)     (866)      (1,323)            4,944

     Our substantial remaining obligation to Harman after the restructuring transaction may have important consequences for us, including the following:

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


     Our ability to meet our debt service obligations and repay our total indebtedness to Harman, Dialog4 and other creditors depends in part on our future operating performance. Our future operating performance will depend on our ability to expand our business operations by growing our core audio processing business, expanding our product offerings and penetrating new and emerging markets, which we anticipate will require additional financing. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business that are largely beyond our control. If we are unable to expand our business operations as planned, we may not be able to service our outstanding indebtedness to Harman and Dialog4.

     The Company has not identified the sources from which the payment of the approximately $1.0 million award to Dialog4 can be made. Upon domestication of the award in the United States, Dialog4 will be able to seize any unencumbered assets of the Company (there are none; all of the Company's assets are pledged as security for the Harman debt) and could potentially disrupt transactions of the Company. The Company is also required to register the shares owned by Dialog4, which is an expensive and time-consuming process. The existence of the award and the requirement for registration of the shares may adversely impact any prospective financing which the Company may wish to undertake.

     Accounts receivable were $778,000 at September 30, 2004, compared to $866,000 at December 31, 2003, a net decrease of $88,000 or 10%. The decrease is primarily due to an increase in customers paying cash in advance to take advantage of sales discounts for the quarter ended September 30, 2004 compared to the quarter ended December 31, 2003.

     Total inventories were $2,422,000 at September 30, 2004 compared to total inventories of $2,113,000 at December 31, 2003. The increase of $309,000, or 15%, is due in part to our increased stores of raw materials and work in process to meet the increased demand for our Optimod products.

     For the remainder year ending December 31, 2004 and 2005, our principal working capital requirements will be the payment of normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows.

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


EVEN AFTER GIVING EFFECT TO THE RECENT RESTRUCTURE OF OUR INDEBTEDNESS, WE HAVE SIGNIFICANT ONGOING DEBT SERVICE REQUIREMENTS WHICH MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

     After giving effect to the reduction of our indebtedness as part of the restructure, our substantial leverage may have important consequences for us, including the following:

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

     Our ability to meet our debt service obligations and reduce our total indebtedness depends in part on our future operating performance. Our future operating performance will depend on our ability to expand our business operations by growing our core audio processing business, expanding our product offerings and penetrating new and emerging markets, which we anticipate will require additional financing. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business that are beyond our control. If we are unable to expand our business operations as planned, we may not be able to service our outstanding indebtedness.


THE EXISTENCE OF THE ARBITRAL AWARD AGAINST THE COMPANY IN FAVOR OF DIALOG4 MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

     The Company has not identified the sources from which the payment of the approximately $1.0 million award to Dialog4 can be made. Upon domestication of the award in the United States, Dialog4 will be able to seize any unencumbered assets of the Company (there are none; all of the Company's assets are pledged as security for the Harman debt) and could potentially disrupt transactions of the Company. The Company is also required to register the shares owned by Dialog4, which is an expensive and time-consuming process. The existence of the award and the requirement for registration of the shares may adversely impact any prospective financing which the Company
may  wish   to undertake.

THE EXISTENCE OF AN AUDIT OPINION CONTAINING A GOING CONCERN EMPHASIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO OBTAIN CREDIT OR ADDITIONAL CAPITAL AND MAY JEOPARDIZE OUR RELATIONSHIP WITH EXISTING AND NEW CUSTOMERS.

     Including our difficulties in meeting our financing needs and our negative working capital position have resulted in our independent public accountants adding a going concern emphasis paragraph in their report by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern emphasis paragraph generally makes it more difficult to obtain trade credit, insurance or additional capital through public or private debt or equity financings. We may also find it more difficult to maintain existing customer relationships and to initiate new customer relationships.


OUR ABILITY TO OBTAIN AN OUTSIDE LINE OF CREDIT IS SUBJECT TO THE APPROVAL OF OUR CURRENT CREDITORS AND, IF SUCH APPROVAL IS WITHHELD, OUR ABILITY TO COMPETE EFFECTIVELY IN OUR INDUSTRY COULD BE JEOPARDIZED.

     Pursuant to our agreements with Harman, we are bound by certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of Harman. This limitation on our ability to obtain additional outside lines of credit may curtail our ability to make strategic acquisitions and to conduct research and development. This in turn could jeopardize our competitive position within our industry.


FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH. Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany. Transactions and expenses of our Orban Europe operations are conducted in Euros which will expose us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results. For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe. Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year- end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro. As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

     We expect to derive approximately 7% of our 2004 total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles Jayson Brentlinger Family Limited Partnership, which is controlled by Charles Jayson Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 788,694 shares of our common stock and holds options to purchase approximately 1,365,005 additional shares. Based on a total of 4,332,533 shares of our common stock issued and outstanding as of September 30, 2004, if Mr. Brentlinger exercises all of his options he will own of record and beneficially approximately 39 % of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our Company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.


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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

     Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a "penny stock." On September 30, 2004, the last sale price of our common stock on the OTC Bulletin Board was $0.75 per share. Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a "penny stock" while it is trading below $5 per share. As a result, the trading of our common stock is subject to certain "penny stock" rules and regulations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

Dialog4

     We purchased assets from Dialog4, System Engineering GmbH in January 2002. We and Dialog4 subsequently has disputes that arose in connection with this transaction. Those disputes were submitted to an arbitration in Germany.

     On October 8, 2004 the Company learned the Arbiter in the arbitration between CRL and Dialog4 had awarded Dialog4 approximated $1.0 million. The Company filed a request for correction of the arbitral award with the arbiter on November 8, 2004, and the Company anticipates that it will receive a response
within 30 days.   The correction relates to an aggregate amount of less than
$50,000.   The Company has increased its liability from $712,000, which represents the principal and interest under the Company's note payable to Dialog4 (see Note 4) to $1,024,000. This increase represents the amount awarded by the arbiter for Dialog4's cost and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.

     Dialog4 had previously accelerated the maturity date of the debt under our promissory note. The acceleration of indebtedness by Dialog4 constitutes a default under agreements between the Company and Harman International, Inc. and will most likely continue to constitute a default even when the restructuring (discussed below in Item 2) of the $8.5 million dollar Harman debt is completed.


Formosa International Systems Co., Inc.

     As reported in prior periodic reports, the Company leased space at 1330 West Auto Drive, Tempe, Arizona (the "Building") beginning January 2, 2003. Following a series of disputes, we and the landlord filed actions in the superior court of the County of Maricopa, Arizona. On November 1, 2004, the Company received a letter from the court informing the Company the claim that Formosa filed against the Company was dismissed without prejudice for failure to prosecute.

ITEM 2.  CHANGES IN SECURITIES AND ISUUER REPURCHASES OF EQUITY SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended September 30, 2004 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities issued are restricted securities and the certificates bear restrictive legends.


     Mr. Bill Cowan, an existing shareholder was issued 20,000 shares on August 10, 2004 as inducement to loan the Company $10,000, which was used to reduce the amount of accrued interest to Harman.

     Mr. Bill Gruwell, an existing shareholder was issued 40,000 shares on August 10, 2004 as inducement to loan the Company $20,000, which was to reduce the amount of accrued interest to Harman.

     The above issuances were made in reliance upon the exemption from registration of securities provided by Section 4(2) of the Securities Act of 1933.


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

31.1     Certification  of Chief Executive Officer  pursuant  to
         Section 302 of the Sarbanes-Oxley Act of 2002.(Filed herewith)
31.2     Certification  of Chief Financial Officer  pursuant  to
         Section 302 of the Sarbanes-Oxley Act of 2002.(Filed herewith)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
99.1     Letter Agreement between Circuit Research Labs, Inc.
         and Harman Acquisition Corp. dated as of October 11, 2004. (Filed herewith)



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


                                       CIRCUIT RESEARCH LABS, INC.


Dated: November 16, 2004               By: /s/ Robert W. McMartin
                                          -----------------------------
                                          Robert W. McMartin
                                          Vice President, Treasurer and
                                          Chief Financial Officer

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

  31.1   Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

  31.2   Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

  32.1   Certification of Chief Executive Officer pursuant to 18
         U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

  32.2   Certification of Chief Financial Officer pursuant to 18
         U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

99.1     Letter Agreement between Circuit Research Labs, Inc.
         and Harman Acquisition Corp. dated as of October 11, 2004. (Filed herewith)


(1)  Incorporated by reference to the Registrant's Report on Form
     8-K dated February 4, 2002.
(2)  Incorporated by reference to the Registrant's Report on Form
     10-KSB for the fiscal year ended December 31, 2001.
(3)  Incorporated by reference to the Registrant's Report on Form
     8-K dated May 13, 2002.

(4)  Incorporated by reference to with the Registrant's Form  10-
     QSB for the first quarter ended March 31, 2002.