Form 10QSB/A
period 2004-09-30
CIRCUIT RESEARCH LABS INC
filed 2004-11-18
CIK 725897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 2004 sets forth an amendment in Part I, Item 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) to the Risk Factor captioned "OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXCERCISES SIGNIFICANT CONTROL OVER US." The amendment reflects that an option to purchase 1,365,005 shares held by our president terminated by passage of time on September 30, 2004.

     Part one Item 2 of the 10QSB for the quarter ended Spetember 30, 2004 is hereby in its entirety amended to read as follow:

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

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD EXERCISES SIGNIFICANT CONTROL OVER US.

     Charles Jayson Brentlinger Family Limited Partnership, which is controlled by Charles Jayson Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently owns 788,694 shares of our common stock. Based on a total of 4,332,533 shares of our common stock issued and outstanding as of September 30, 2004, Mr. Brentlinger owns of record and beneficially approximately 19 % of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our Company. Mr. Brentlinger's exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.


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


                                       CIRCUIT RESEARCH LABS, INC.


Dated: November 18, 2004               By: /s/ Robert W. McMartin
                                          -----------------------------
                                          Robert W. McMartin
                                          Vice President, Treasurer and
                                          Chief Financial Officer

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