Form 10KSB
period 2004-12-31
CIRCUIT RESEARCH LABS INC
filed 2005-05-18
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

_______________

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 0-11353

CIRCUIT RESEARCH LABS, INC.

(Exact name of small business issuer in its charter)

Arizona	86-0344671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1302 West Drivers Way

Tempe, Arizona  85284

(Address of principal executive offices)    (Zip Code)

_______________

Issuer’s telephone number, including area code (480) 403-8300

_______________

Securities registered under Section 12(b) of the Exchange Act:

  None

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Name of each exchange on which registered

Common Stock, par value $.10 per share

None

-#-

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s net revenues for the year ended December 31, 2004 were $13,242,024

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,946,337 shares of Common Stock outstanding on May 15, 2005

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference to this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

-#-

Page

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

17

ITEM 3.

LEGAL PROCEEDINGS

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

17

PART II

18

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

18

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

19

ITEM 7.

FINANCIAL STATEMENTS

33

ITEM 7A.

PRO FORMA FINANCIAL INFORMATION

66

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

59

ITEM 8A.

CONTROLS AND PROCEDURES

64

ITEM 8B.

OTHER INFORMATION

64

PART III

65

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

AND CONTROL PERSONS; COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

65

ITEM 10.

EXECUTIVE COMPENSATION

69

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

73

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS

76

PART IV

78

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

78

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

81

-#-

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview and Debt Restructure in April 2005.

We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.  Our main product lines control the audio quality and range of radio, television, cable and Internet audio reception and allow radio and television stations to broadcast in mono and stereo. We operate through two divisions, our Orban division and, our CRL division, and we generally refer to our company on the whole as “CRL”. Our Orban division manufactures and markets audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and Opticodec brand names.  Our CRL division also manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names.  We believe that both divisions are associated within the industry with innovative and quality broadcast equipment solutions.

We were founded in 1974 as a broadcast industry consulting company.  Building upon our understanding of the broadcast industry’s needs, we expanded into product development and manufacturing and were incorporated in Arizona in March 1978.  Since the introduction of our first product, which was designed to improve the “coverage and quality” of AM radio stations, we have been committed to improving broadcast quality.  We were a major participant in the National Radio Systems Committee (NRSC), which developed the standards for AM radio stations that were adopted by the Federal Communications Commission (FCC).  During 1987, we developed and produced equipment enabling AM radio stations to meet certain NRSC standards, and we believe that we are a market leader in the manufacture of AM radio signal processing equipment.  We are a member of the National Association of Broadcasters (NAB).  The NAB is the world’s largest broadcasters’ association, offering a wide variety of services to radio and television stations as well as organizations that provide products and/or services to the broadcast industry.

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name “Orban.”  Since its founding in 1974, Orban has been an innovative producer of audio editing and processing equipment.  Today, Orban is a leading manufacturer of broadcast transmission audio processing equipment.  Because approximately 80% of our historic CRL products are analog and 80% of Orban’s products are digital, our acquisition of Orban has combined two complementary product lines.  We are now in a position to offer a full range of digital and analog audio processing solutions at multiple price points.  Additionally, we benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities.  Our objective is to grow through constant redesign of our existing products to keep pace with technological improvements and through expansion into the emerging markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.

We have incurred losses of $1,509,981 and $384,877 during the years ended December 31, 2004 and 2003, respectively. Our financial results coupled with servicing the Harman debt has strained our liquidity making it difficult for us to focus on the Company’s core competencies. As discussed below, we restructured our indebtedness owed to Harman pursuant to documents we executed on April 29, 2005. Under the terms of our debt agreements with Harman International Inc. in effect prior to our restructure of our debt owed to Harman, Harman was able to demand at any time that we immediately pay in full the outstanding balance of our debt (8.5 million).  If this had happened, we would likely have been forced to

-#-

file for protection under Chapter 11 of the United States Bankruptcy Code.  Because of our inability to pay $8.5 million in principal and $1.0 million as of September 30, 2004 in accrued interest to Harman, if payment had been  demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2003 and 2004, by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure.  The effect of the debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth as exhibits to our current report on Form 8-K which was filed with the Security and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed). Accordingly, we will refer in this report to many relevant amounts as of September 30, 2004, the date immediately before such effective date.

The restructure is encouraging for the Company because it will reduce the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service (prior to the debt restructure) have strained our liquidity. We are optimistic the restructure will allow the Company to focus on its operations and generate growth.

We have included in this report pro forma financial information, which gives effect of the debt restructure as if it had occurred during of our fiscal year ended December 31, 2004.  We provide this information because, among other reasons, we had anticipated that the restructuring would be completed prior to the end of the 2004 fiscal year and because of the significance of that restructuring to our financial condition.

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(unaudited)
			Pro
	2004	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted

CURRENT ASSETS:
Cash	$108,488		$108,488
Accounts receivable, trade, net of allowance for doubtful accounts	577,571		577,571
Inventories	2,372,676		2,372,676
Other current assets	159,984		159,984
Total current assets	3,218,719		3,218,719

PROPERTY, PLANT AND EQUIPMENT - Net	501,793		501,793

OTHER ASSETS:
Goodwill	7,476,008		7,476,008
Other	362,913		362,913
	7,838,921		7,838,921
TOTAL	$11,559,433	-	$11,559,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,228,545		$1,228,545
Note payable to stockholders	730,000		730,000
Notes payable	512,500		512,500
Current portion of long-term debt	885,127		885,127
Accrued salaries and benefits	506,892		802,651
Customer deposits	244,885		244,885
Other accrued expenses and liabilities	753,466		753,466
Total current liabilities	4,861,415		4,861,415

LONG-TERM DEBT, LESS CURRENT PORTION	9,009,890	4,763,000 (1)	4,246,890
Total liabilities	13,871,305	4,763,000	9,108,305

-#-

PRO FORMA CONSOLIDATED BALANCE SHEET (unaudited)
DECEMBER 31, 2004 – continued

			Pro
	2004	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 4,332,533 and December 31, 2004.	433,254	361,380 (1)	794,634
Additional paid-in capital	5,599,498	1,355,176 (1)	6,954,674
Accumulated deficit	(8,344,624)	3,046,444 (1)	(5,298,180)
Total stockholders’ equity (deficit)	(2,311,872)	$4,763,000	2,451,128
TOTAL	$11,559,433	-	$11,559,433

-#-

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
			Pro
	2004	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted
NET SALES	$13,242,024		$13,242,024
COST OF GOODS SOLD	6,040,820		6,040,820
Gross profit	7,201,204		7,201,204

OPERATING EXPENSES
Selling, general and administrative	5,280,138		5,280,138
Research and development	1,403,770		1,403,770
Depreciation	148,034		148,034
Total operating expenses	6,831,942		6,831,942
LOSS FROM OPERATIONS	369,262		369,262

OTHER EXPENSE: (INCOME)
Sundry	79,867		79,867
Income from debt restructure		(3,069,000)(2)	(3,069,000)
Interest	1,115,177	(683,700)(3)	431,477
Resolution of business acquisition contingency	681,135

Total expense (income)	1,876,179	(3,752,700)	(1,876,521)

(LOSS) INCOME BEFORE INCOME TAX	(1,506,917)		1,586,201

Income Tax Expense		875,900	875,900
Utilization of net operating loss carry forward		(875,900)	(875,900)
NET (LOSS) INCOME	($1,506,917)	-	$2,245,783

NET (LOSS) INCOME PER COMMON SHARE – BASIC	($0.36)		$0.29
NET (LOSS) INCOME PER COMMON SHARE – DILUTED	($0.36)		$0.19

Weighted average shares outstanding - basic	4,233,893		7,846,893
Weighted average shares outstanding - diluited	4,233,893		11,744,143

-#-

Table for adjustment #1 to balance sheet

Aggregate principal owed to Harman at December 31, 2004	$ 7,482,000

Aggregate interest owed to Harman at December 31, 2004	1,215,000

Principal sum owed under restructured note	(3,227,000)

Aggregate interest to be paid to Harman under restructured note	(707,000)

Net obligation converted to common stock	$ 4,763,000

Common stock par value of shares issued	$ 361,380

Additional paid in capital credit for shares issued	1,355,176

Income recognized on restructure transaction, as if the
Restructure had occurred December 31, 2004	3,046,444

Net obligation converted to common stock, as above	$ 4,763,000

The value attributed to paid in capital for 3,613,000 shares issued to Harman is based on the $0.475 per share value indicated by the terms of the 2,104,000 share sale by Harman to the company's CEO for $1,000,000.

Table for adjustment #2 to statement of operations

Aggregate principal owed to Harman at January 1, 2004	$ 8,482,000

Aggregate interest owed to Harman at January 1, 2004	1,237,556

Principal payment made in 2004	(1,000,000)

Principal sum owed under restructured note	(3,227,000)

Aggregate interest to be paid to Harman under restructured note	(707,000)

Net obligation converted to common stock	$ 4,785,556

Common stock par value of shares issued	$ 361,380

-#-

Additional paid in capital credit for shares issued	1,355,176

Income recognized on restructure transaction, as if the
Restructure had occurred January 1, 2004	3,069,000

Net obligation converted to common stock, as above	$ 4,785,556

The value attributed to paid in capital for 3,613,000 shares issued to Harman is based on the $0.475 per share value indicated by the terms of the 2,104,000 share sale by Harman to the company's CEO for $1,000,000

Table for adjustment #3 to statement of operations

Recorded interest expense to Harman for 2004	$ 957,800

Interest expense under revised note terms	(193,600)

Interest expense for $700,000 restructure principal payment loan	(80,500)

Reduction in 2004 interest expense	$ 683,700

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in repayment of debt as a condition to restructuring the remaining indebtedness of $7.5 million plus an additional $1.0 million of overdue interest. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party investor who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.  No agreement about the terms and conditions of the payment or conversion has yet been completed.

Prior to the debt restructure, our debt to Harman bore interest at a rate of 12.0% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived.  The remaining $249,530 of accrued interest was added to the total outstanding principal balance of the Company’s indebtedness to Harman.  After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000 (before giving effect to the waiver of certain unpaid interest and the addition of remaining accrued

-#-

interest to the loan principal balance).  Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which shares Harman then sold to our Company’s President and Chief Executive Officer for $1,000,000.   Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds our $700,000 note described above elects to convert the note into shares of our common stock, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership interest after the entire transaction is completed.

The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is  evidenced by a new note that (i) renews and extends (but does not extinguish) the Company’s indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final scheduled principal payment under the note is due October 12, 2009, the fifth anniversary of the date of the letter agreement referred to above.  The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.

-#-

Industry Overview

Audio Processing

The audio processing equipment that we produce is used by radio and television stations, recording studios and Internet webcasters.  Audio processing enhances the clarity of a radio signal, boosts loudness and increases a broadcast station’s coverage area.  Our equipment “repackages” audio signals produced by microphones, recordings and other audio sources.  The equipment alters such signals to control audio loudness and tonal balance (equalization) prior to transmission.  Audio processing shapes the audio sound wave when it is in electrical impulse form before it is transmitted by a carrier wave.

Most governments throughout the world require radio and television broadcast stations to control their signal’s modulation level and occupied bandwidth.  Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals.  According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2004.  The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2005, to be over 48,400 and over 19,200, respectively.  Although there has been consolidation in the radio industry in the United States, it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data.  Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.

Our recently developed products, such as those related to digital audio broadcasting (DAB), are appropriate for the audio processing needs of the recording and performing industries.  Digital audio broadcasting, which is the digital delivery of broadcasting signals, enables FM radio signals to be near CD quality in terms of clarity and enables AM signals to offer sound quality that is comparable to today’s analog FM signals.  Digital audio broadcasting is widely regarded as the future of radio because it makes more efficient use of crowded airwaves, provides better sound quality and is virtually immune to interference.

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

Much of the Internet’s rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web’s capabilities and improved users’ experiences.  Most notably, the Internet has evolved from a mass of static, text-oriented Web  pages and e-mail services to a much richer environment, capable of delivering graphical, interactive and multimedia content.  Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety.  As a result, live Internet broadcasts were not possible.  The development of streaming media products from companies such as Microsoft Corporation and RealNetworks, Inc. enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous “streams” of audio and video content over the Internet and

-#-

intranets.  These technologies have evolved to deliver audio and video over widely used 28.8 kbps narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies.  We believe there are now over 6,100 radio stations with Internet sites.  This includes over 4,700 radio stations that are offering Webcast or streaming services.  With the Internet having no geographic limits, thereby allowing a worldwide audience to listen to existing radio stations, the potential for generating revenues can increase.  The audio quality of these Internet radio streams still lags behind that of conventional audio.  We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, as outlined below.

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

Manufacturing.   We currently have a backlog of around $ 2.7 million and are looking at increasing our capacity by contracting with subcontractors to do some of our low level assembly with the final assembly being processed in our Tempe plant to be done in parallel with the plant in San Leandro. Our aim is to be more responsive to our customers demand for our products while increasing our efficiencies.

Focus on Core Audio Processing Business.    We will continue to focus on growing our core audio processing business because:

•

We believe that we are a leading producer of broadcast transmission audio processing equipment for the broadcast industry;

•

Although there has been consolidation in the radio industry in the U.S., it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data;

•

Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than ten years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life; and

•

We believe that our product depth, technical superiority, and strong distribution channels have positioned us to increase our market share, especially in burgeoning international markets where growth is being spurred by increased radio station usage and the issuance of new radio licenses;

Develop New Products and Acquire Additional Product Lines.    We are exploring and developing new products, such as our Opticodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet, as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability.  We devoted

-#-

approximately $1.4 million to research and development in each of 2003 and 2004, primarily related to Opticodec products.  We intend to continue in the future to devote a significant percentage of our revenue to research and development.  In addition, we intend when circumstances permit to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products.  For instance, we acquired the assets of Dialog4 System Engineering, GmbH on January 18, 2002. Prior to the acquisition, Dialog4 was our supplier for our Codec product line, for the purpose of expanding our ability to sell and market our Codec line of products.

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

In 2004, our Orban division, which includes our office in Germany, accounted for 94% of net sales while our CRL division accounted for the remaining 6%.  In 2003, our Orban division including the German office accounted for 95% of net sales and our CRL division accounted for the remaining 5%.

The FM Series of Products

.

Optimod-FM 8400.  The Optimod-FM 8400 digital audio processor introduced in the summer of 2000. It is based on Digital Signal Processing (DSP) technology that is five times more powerful than that of its predecessor, the Optimod-FM 8200 Signature Series. It is easier to use than previous processors, having a number of preset configurations which customize sound processing for specific formats and target audiences. It can be used for either classical/jazz formats or for popular music/talk formats, depending on the settings. It permits customized control of compressor threshold, equalization, balance control, attack rate and multiband clipping for users who do not wish to use the factory presets. It includes a DSP-based stereo encoder and composite processor, target zone gating Audio Gain Controller (AGC), 2 and 5 band compressor, multi-band limiter and graphic equalizer. Two different types of stereo enhancement are standard, and it can be operated in either stereo or mono mode. It is compatible with industry standards.

Optimod-FM 8300. The 8300 was introduced in the spring of 2003.  It is the Company’s mid-priced digital-FM processor, replacing the Optimod-FM 8200 Signature Series in our product line. The

-#-

8300 sets a new standard for audio quality at its price point. It uses a significant amount of technology first developed for the flagship 8400 product, including window-gated dual-band AGC, a versatile equalization section, an “intelligent” clipper distortion controller, our patented “Half-Cosine Interpolation” composite limiter, and our patented ITU multiplex power controller, which is important for customers in some European countries. The 8300 will run all 8400 “low latency” presets, allowing presets to be developed on the 8400 and ported to the 8300 via the 8300’s included PC Remote software.  The 8300 is the first of the Company’s products to use a new modular control microprocessor platform, based on a 100 MHz 586-class microprocessor and offering built-in Ethernet networking. The Company expects to lower the cost of manufacturing and development by applying this new modular platform its new products.

Optimod-FM 8500. The 8500 was introduced in February 2005.  The Optimod-FM 8500 is designed to be Orban's new flagship processor and the next step beyond the Optimod-FM 8400. The 8500 features versatile five-band and two-band processing for both analog FM transmission and digital radio, the 8500 provides the industry's most consistent sound, track-to-track and source-to-source. This consistency allows one to create a sonic signature for transmission with the assurance that your signature will stay locked in, uniquely branding to one’s own sound. The Optimod –FM 8500 allows the customer to save money by not having to purchase more than one processor because the 8500 with double the DSP horse power allows FM stations to simultaneously  transmit  iBiquity's HD Radio®, Eureka 147, or a netcast (where it works particularly well with Orban's aacPlus® Opticodec-PC® LE). The 8500 provides stereo enhancement, equalization, AGC, multiband compression, low-IM peak limiting, stereo encoding, and composite limiting — everything that even the most competitive major market station needs to stand out on the dial.

Other Optimod Processors.  Our Orban division also produces other processors with fewer features at lower costs. The Optimod-FM 8200 Signature Series uses digital technology and has factory presets but can be customized for optimum sound. It also permits tailoring a signal for loudness, clarity, brightness and “punch” as required, but at lower cost. The Optimod-FM 2200 is based on technology in the Optimod-FM 8200 and offers the benefits of digital processing to stations with a modest budget. Other Optimod-FM products include the 8218, a stand-alone digital FM stereo encoder, and the 8200ST which is an adjustable compression studio chassis.

CRL Amigo-FM.  The CRL Amigo-FM Audio Processor is an integrated “one box” processing system for small to mid-size radio stations on a tight budget. It is a single unit with a dual band AGC, a variable pre-emphasis multi-band limiter, and digitally synthesized stereo generator.

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

Optimod-HF 9200.  The Optimod-HF 9200 is a complete digital audio processor designed for the demanding requirements of short-wave broadcasting and “all-talk” AM radio stations that are experiencing nighttime interference problems.

-#-

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

-#-

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

Opticodec.  We announced the introduction of a new line of codecs in October 2000, which are being sold under the Opticodec brand name. The term “codec” is derived from the words “enCOde” and “DECode” and represents a technology utilized in the transfer of digital data. Our Opticodec line of  products will allow our customers to send high-quality digital audio over the Internet, computer networks and special Integrated Services Digital Network (ISDN) telephone lines.

Opticodec-PC.  In March 2004, we announced Opticodec-PC. This is the first product that allows netcasters to stream audio encoded with the aacPlus® codec, which the Company licensed from its creator, Coding Technologies Inc. aacPlus is generally acknowledged as the highest quality codec for low bit rates. Thanks to aacPlus technology, Opticodec-PC offers entertainment-quality streaming in stereo at 32 kilobits per second, permitting audiences on dial-up Internet connections to enjoy high-quality streaming audio for the first time, while greatly reducing bandwidth costs for high-volume netcasters.

Opticodec-PC comes in two versions. The professional “PE” version is bundled with the Company’s Optimod-PC audio card, and supports multiple streams. The consumer “LE” version will work with any Windows sound card, but only supports one stream and is limited to bit rates of 32 kilobits per second and below.

Other.  Our other products include stereo and monophonic gain controllers, stereo spatial enhancers, test and analysis tools, studio chassis, and other products related to our audio processing equipment.

-#-

Marketing and Customers

Our products are available to AM and FM radio stations and television stations and Internet broadcasters around the world.  According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2004.  The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2000, to be over 44,000 and over 21,500, respectively.  Stereo broadcasting in both radio and television requires audio processing equipment.  Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some stations to replace equipment before the end of its useful life.

Sales of our products are conducted primarily through wholesale distributors and dealers.  Most distributors of our products are also distributors for other products used by radio and television stations.  None of our distributors solely distributes our products.

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership.  As a result, several corporations each now own a substantial number of radio and television stations.  These corporations are the largest indirect purchasers of our audio processing and post-production equipment. In 2004, our largest customer, Harris Corporation, accounted for approximately 19% of net sales.  In 2003, the same customer accounted for approximately 20% of net sales.  Another one of our largest customers, Broadcast Supply Worldwide, accounted for just over 8% of our net sales for 2004 representing a decrease of 1% over 2003. Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. In 2004, our domestic customers account for approximately 38% of our sales revenues while foreign customers account for the other 62%. In 2003, our domestic customers accounted for approximately 37% while our foreign customers accounted for approximately 63%. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

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

-#-

CRL, CRL Systems and Millennium and have filed registrations for these marks in Canada, Japan, India, Brazil, Taiwan, Australia and certain European countries.

Since our inception, we have been granted a number of patents, many of which have expired.  As of May 1, 2005, we hold the following U.S. patents which we deem to be of material importance to our competitive position within our industry:

•

United States Patent No. 4,837,824, entitled “Stereophonic Image Widening Circuit”

Grant Date: June 6, 1989, expires in 2009

•

United States Patent No. 5,050,217, entitled “Dynamic Noise Reduction and Spectral Restoration System”

Grant Date: September 17, 1991, expires in 2011

•

United States Patent No. 5,444,788, entitled “Audio Compressor Combining Feedback and Feedforward Sidechain Processing”

Grant Date: August 22, 1995, expires in 2015

•

United States Patent No. 5,737,434, entitled “Multi-Band Audio Compressor with Look-Ahead Clipper”

Grant Date: April 7, 1998, expires in 2018

•

United States Patent No. 6,337,999, entitled “Oversampled Differential Clipper”

Grant Date: January 8, 2002, expires in 2022

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

-#-

Employees

As of May 1, 2005 we had approximately 80 full-time employees.  Our CRL division, located in Tempe, Arizona employs approximately 19 persons.  Our Orban division, located in San Leandro, California employs approximately 55 persons.  Our employees are not represented by a labor union.  We consider our relations with our employees to be good. Our Orban Europe office located in Ludwigsburg, Germany employs approximately 6 persons.

Recent Events

Restructure of Debt Owed to Harman

The restructure of our indebtedness owed to Harman International Industries, Inc. is also described above in this Item 1 under the caption “Overview and Debt Restructure in 2005”

Dialog4 Settlement

Dialog4 System Engineering, GmbH, was a German corporation that produced equipment for the codec market in our industry, including our Codec line of products. We purchased assets of Dialog4 on January 18, 2002.  As described in Note 6 of the notes to our consolidated financial statements, which are included elsewhere herein, we and Dialog4 had disputes that arose in connection with this transaction, and those hose disputes were submitted to arbitration in Germany.

On October 8, 2004, we learned the Arbiter had awarded Dialog4 approximately $1.0 million. We increased our reserves from $712,000, the amount of principal and interest under the Company’s note payable to Dialog4 to $1,393,300 take into account the award.  The increase represents the amount awarded by the Arbiter on account of Dialog4’s  costs and fees incurred in  connection with the arbitration and the amount of a liability to a third party vendor to Dialog4. Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

  On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and will pay an additional $475,000 one year after the settlement date. We also agreed to file with the SEC a registration statement under the Securities Act of 1934 by June 30, 2005. The registration statement will cover any sales by Dialog4 of the 1,250,000 shares of stock that we issued to Dialog4 in 2002 in  partial payment of the purchase price of assets we bought.

As part of the settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr.Burkhardtsmaier agreed to resign from the Board of Directors for the Company; the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

Dialog4 dismissed the Arizona litigation without prejudice, and when all the terms and conditions of the settlement agreement have been met Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.

Our acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany.  We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different

-#-

corporate cultures, a difficult legal and regulatory system and different accounting and reporting regulations.  Our European operations also exposes us to risks arising from foreign currency fluctuations.

ITEM 2.  DESCRIPTION OF PROPERTY

On November 26, 2003, the Company entered into a lease with a three year option to purchase the manufacturing and office facilities at 1302 W. Drivers Way, Tempe, AZ. The 60 month lease term commenced on December 1, 2003. We lease 13,008 square feet at a base monthly rental of approximately $9,105. After the initial year of the lease term, the monthly payments increase at a rate of 3 % annually.  The option to purchase will be for $1,275,000 after the first 12 months of occupancy, increasing $25,000 each year for the subsequent years. This new Tempe location houses our executive, administrative, sales, manufacturing and research staff.

We lease 33,777 square feet of manufacturing and office facilities occupied by our Orban division in San Leandro, California.  The term of the lease is for 60 months commencing on January 1, 2002.  Base rent was approximately $27,022 per month during 2002, and increases at a rate of 4% annually.

On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4 Systems Engineering, GmbH.  It is a month-to-month lease for approximately 750 square feet at approximately $2,700 a month.

ITEM 3.  LEGAL PROCEEDINGS.

Dialog4

 On March 30, 2005, the Company reached a settlement with Dialgog4 and we paid to Dialog4 $490,000 on April 15, 2005 at (the date the settlement papers are signed) and will pay an additional $475,000 one year after the settlement date. We also agreed to file with the SEC a registration statement under the Securities Act of 1933 by June 30, 2005. The registration statement will cover any sales by Dialog4 of the 1,250,000 shares of stock we issued to Dialog4, in 2002 as a partial payment of the purchase price of assets we bought.

As part of the settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr.Burkhardtsmaier agreed to resign from our Board of Directors; the Company agreed to pay him approximately $421,200  in monthly installments of $7,020  for 60 months.

Dialog4 dismissed the Arizona litigation without prejudice, and when all the terms and conditions of the settlement agreement have been met Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

-#-

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers (NASD) under the symbol “CRLI.”

The following table sets forth the quarterly high and low bid prices for our common stock as reported by the NASD’s OTC Bulletin Board.  The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter	High	Low
2003
First Quarter	$0.72	$0.31
Second Quarter	0.51	0.34
Third Quarter	0.65	0.30
Fourth Quarter	0.88	0.47
2004
First Quarter	1.70	0.49
Second Quarter	1.25	0.62
Third Quarter	1.30	0.55
Fourth Quarter	0.90	0.55

As of May 15, 2005, there were 7,946,337 shares of common stock outstanding held by approximately 286 shareholders of record.  We have not paid any cash dividends on our common stock and pursuant to the terms of our debt agreements with Harman International, Inc., we cannot pay cash dividends while our debt to Harman remains outstanding.

Recent Sales of Unregistered Securities

Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended December 31, 2004, that were not registered under the Securities Act of 1933, as amended (the “Act”).  All such securities are restricted securities and the certificates bear restrictive legends.

Information regarding unregistered sales of securities in prior periods is set forth in the form 10QBS or Form 10KSB covering the period in which such sales were made.

The above issuances were made in reliance upon the exemption from registration of securities provided by Section 4(2) of the Securities Act of 1933.

-#-

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report.  This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 6, “Management’s Discussion and Analysis or Plan of Operation — Risk Factors.”  We qualify any forward-looking statements entirely by these cautionary factors.

Overview

We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.  In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand.  On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment.  On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry.  On January 18, 2002, we acquired the assets of Dialog4 System Engineering GmbH, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage technology.

We are still in the process of integrating the operations of our most recently acquired operations.  Once this integration is complete, we expect to begin to benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities.  Our acquisition of the Dialog4 product line has led to the establishment of our Orban Europe division offices in Ludwigsburg, Germany.  We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal system and different accounting and reporting regulations.  We will also face risks arising from foreign currency fluctuations because transactions from our European office are often denominated in Euros rather then Dollars.

We believe the increased consolidation within the radio and television industries will provide some potential opportunities for our Company.  For example, we believe that as larger radio and television stations purchase smaller stations, orders for new equipment will increase in order to upgrade these smaller stations which would otherwise have put off purchases of such upgraded equipment.

We have incurred losses of $1,506,917 and $384,877 during the years ended December 31, 2004 and 2003, respectively. Our financial results, coupled with servicing the Harman debt (approximately $8.5 million prior to the debt restructure) strained our liquidity and made it difficult for us to focus on the Company’s core competencies. Under the terms of our debt agreement with Harman International Inc. in effect prior to our restructure of our debt owed to Harman, Harman had the right to demand at any time that we immediately pay in full the outstanding balance of our debt.  If this had happened, we would

-#-

likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code.  Because of our inability at that time to pay $8.5 million in principal and $1.2 million in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2003 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make  the scheduled principal and interest payments due Harman. Management believes the Company’s  ability to meet its financial commitments and its improved working capital position may be sufficient to permit the Company’s independent registered public accounting form to  remove the “going concern” emphasis paragraph from their future reports on our financial statements. The Company believes that the reevaluate of the emphasis paragraph may make it easier to negotiate reasonable terms with our vendors and possibly obtain a working line of credit. We have not had discussions with our independent auditors regarding this subject, and our auditors have provided us with no assurances in regard to this subject.

Recent Accounting Pronouncements

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004.  SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123.  Pro forma disclosure is no longer an alternative.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement will be effective for the Company as of the interim reporting period that begins January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition.  The impact upon adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004.  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

-#-

Sales to Major Customers and Export Sales

We sell our products primarily through wholesale distributors and dealers.  We recognize revenue generally upon shipment of products to customers.  In 2004, one of our largest customers, Harris Corporation, accounted for approximately 19% of net sales.  In 2003, Harris accounted for approximately 20% of net sales.  Broadcast Supply Worldwide accounted for approximately 8% of our net sales for 2004, and 7% in  2003. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.

International sales in 2004 and 2003 totaled $8,262,278 and $7,761,388, respectively, or approximately 62% and 63%, respectively, of our total sales during those years.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or United States Dollars. All other export sales are in U.S currency.

Our export sales by region are as follows:

Region	2004	%	2003	%
Europe	$4,453,434	54%	$3,783,060	49%
Pacific Rim	2,064,585	25	2,511,406	33
Latin and South America	848,466	10	344,713	4
Canada and Mexico	584,072	7	798,980	10
Other	311,721	4	323,229	4
Total	$8,262,278	100%	$7,761,388	100%

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

While radio ownership in the Western European market is predominantly private, this market is largely mature and is not characterized by a large amount of growth.  Conversely there is some potential growth in the Eastern European market as more and more radio and TV stations become private and commercialized, however, we can not predict the rate at which this market will grow nor the size.

The Indian market is beginning to implement private radio ownership, and this market may become more substantial and present opportunities for us in the future.  However, we cannot predict the rate at which this market will grow nor the ultimate size of this market.

Given the price sensitivity in the Asian markets (including China), we expect that our analog products, as opposed to our digital products, will be more suited to such markets. We expect a continued demand for our analog products in Asia.

-#-

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Year Ended December 31,
	2004	2003
Revenues:
Net sales	$13,242,024	$12,381,834
Other income	0	0
Total revenues	$13,242,024	$12,381,834
Gross profit on net sales	$7,201,204	$6,844,956
Gross profit margin	54%	55%
Net cash provided by operating activities	682,237	221,434
Net cash used in investing activities	(167,342)	(113,428)
Net cash used in financing activities	(629,038)	(99,776)
Net loss	($1,506,917 )	($384,877)
Net loss as a percent of net sales	(11%)	(3%)
Loss per share - basic	$(0.36)	$(0.10)
Loss per share - diluted	$(0.36)	$(0.10)

For the year ending December 31, 2005, our principal working capital requirements will be the payment of normal recurring operating costs and scheduled debt service payments.  Management believes that the debt restructure, which is discussed elsewhere herein, will help us meet these requirements from expected operating cash flows.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Net Sales.  Net sales for the year ended December 31, 2004 were $13.2 million compared to $12.4 million in 2003, an increase of 7%.  The increase in net sales was primarily attributable to a demand for the Company’s higher end products. Our Orban division reported net sales for years ended December 31, 2004 and 2003 of $12.5 million and $11.8 million, respectively.  In 2004 and 2003, our Orban division accounted for 94% and 95%, respectively, of our net sales while our CRL division accounted for the remaining 6% and 5%, respectively.  Included in our Orban division is our Ludwigsburg, Germany location, which reported net sales of $1.0 million and $.7 million for 2004 and 2003, respectively. The 30% increase in 2004 over 2003 was primarily a result from our inability to ship product from our German location during the first six months of the fiscal year ended December 31, 2003 due to the change in suppliers for our Codec products.

Our CRL division reported net sales of $769,000 in 2004 as compared to $583,000 in 2003, an increase of 32%.  This increase was the result of increased demand by a single customer for the CRL line of products, which consist mostly of analog products.  We are uncertain whether this increased demand will continue in 2005, but generally we expect continued stable demand across the CRL product lines in 2005.

-#-

Sales for the years ended December 31, 2004 and 2003 were conducted primarily through wholesale distributors and dealers.  In 2004, one of our largest customers, Harris Corporation, accounted for approximately 19% of net sales, and in 2003, accounted for approximately 20% of net sales.  Broadcast Supply Worldwide accounted for just over 8% of our net sales for 2004, representing an decrease of 1% over 2003.

International sales for the years ended December 31, 2004 and 2003 totalled $8,262,278 and $7,761,388, respectively.  International sales represented 62% of the total net sales for the year ended December 31, 2004, as compared to 63% for the year ended December 31, 2003. The primary reason for the increase in international sales in 2004 was the decrease in the value of the US dollar.

Gross Profit.  Gross profit for the year ended December 31, 2004 was 54% compared to 55% for 2003, or $7.2 million in 2004 compared to $6.8 million in 2003.  The decrease was attributable to an increase in inventory reserves by $268,000.  Had the there not been an increase in the inventory reserve the company would have report a gross profit of 56% or 7.5 million for 2004. The increase net of the increased inventory reserve was primarily attributable to increased production caused by increased demand for our products, coupled with our ability to increase production runs and reduced costs associated with set up and labor. Contributing factors also include a percentage decrease in our variable expenses as a result of larger quantity material purchases, creating a modest discount in the unit price.

Selling, General and Administrative.  Total selling, general and administrative expenses (“SG&A”) in 2004 was $5.3 million, an increase of 22% as compared to the $4.3 million reported in 2003.  As a percentage of net sales, SG&A increased 5% to 40% for the year ended December 31, 2004 from 35% in 2003. The increase in total SG&A expense is due in part to increased marketing expenditure and introduction of new products, along with increase attorneys fees incurred in connection with the Dialog4 litigation.

Research and Development.  Research and development expense was $1.4 million in each of the years ended December 31, 2004 and 2003.  As a percentage of net sales, research and development was 11% for 2004 and 2003.

Other Expense.  Other expense, net,  for the year ended December 31, 2004 was 1,876,000 of which $998,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of the purchase price we paid when we purchased the Orban assets and $312,000 represents the amount awarded by the arbiter to Dialog4 for its cost and fees incurred in  connection with Dialog4’s the arbitration with the Company and the amount of a liability to a third party vendor to Dialog4. Further, $364,000 represents a reserve set up as a contingency with respect to the labor dispute between the Company and Mr. Burkhardtsmaier which was later included in the overall settlement with Dialog4.

Other expense net of other income for the year ended December 31, 2003 was $1,316,000, of which $1,000,000 represented interest expense to Harman International Industries, Inc. Total interest expense for 2004 was $1,115,000 as compared to $1,260,000 for 2003, a decrease of 11%.

Net Loss.  In 2004, the Company reported a net loss of $1,507,000 compared to a net loss of $385,000 for 2003. The increase in net loss is primarily attributable to $676,000 of added costs associated with the Dialog4 arbitration and $268.000 in 2004 increase in inventory reserves..

-#-

Liquidity and Capital Resources

We had negative net working capital of approximately $1.6 million at December 31, 2004, and the ratio of current assets to current liabilities was .66 to 1. At December 31, 2003, we had negative net working capital of approximately $9.2 million and a current ratio of .26 to 1.  The Increase in working capital is a attributable to the Harman debt restructures and Company negotiating a settlement with Dialog4.

Our financial results coupled with servicing the Harman debt (of the 8.5 million prior to the debt restructure) strained our liquidity and made it difficult for us to focus on the Company’s core competencies. Under the terms of our debt agreement with Harman International, Inc. in effect prior to our restructure of our debt owed to Harman, Harman had the right to demand at any time that we immediately pay in full the outstanding balance of our debt.  If this had happened, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code.  Because of our inability to pay $8.5 million in principal and $1.0 million as of September 30, 2004 in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accounting firm to add a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2003 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost  $8.5 million plus an additional $1.0  million as of September 30, 2004 of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure.  The effect of the debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth as exhibits to our current report on Form 8-K which was filed with the Security and Exchange Commission on May 4, 2005.

The restructure is encouraging for the Company because it reduced the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service payments have strained our liquidity. We are optimistic the restructure will allow the Company to focus on its operations and generate growth.

We have included in this report pro forma financial information, which gives effect of the debt restructure as if it had occurred during the last quarter of our fiscal year ended December 31, 2004.  We provide this information because, among other reasons, we had anticipated that the restructuring would be completed prior to the end of the 2004 fiscal year and because of the significance of that restructuring to our financial condition. Such pro forma financial statements are set forth in “Item 1. Business – Overview and Debt Restructure in 2005”.

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million and occurred after the end of the year 2004 fiscal year.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt prior to the restructure.

-#-

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in repayment of debt as a condition to restructuring the remaining indebtedness of $7.5 million plus an additional $1.0 million of overdue interest. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party investor who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.   No agreement about the terms and conditions of the payment or conversion has yet been completed.

Prior to the debt restructure, the interest rate on the debt owed Harman was 12.0% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived.  The remaining $249,530 of accrued interest was added to the total outstanding principal balance of the Company’s indebtedness to Harman.  After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000 (before giving effect to the waiver of certain unpaid interest and the addition of remaining accrued interest to the loan principal balance).  Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which shares Harman then sold to our President and Chief Executive Officer,  for $1,000,000.   Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds our $700,000 note described above elects to convert the note into shares of our common stock, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership after the entire transaction is completed.

The remaining $3,227,530 of indebtedness owed to Harman by the Company after giving effect to the transactions described above is  evidenced by a new note that (i) renews and extends (but does not extinguish) the Company’s indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final scheduled principal payment under the note is due October 12, 2009, the fifth anniversary of the date of the letter agreement referred to above.  The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.

As described elsewhere in this report, on March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 in April 2005 when the settlement papers were signed and will pay an additional $475,000 one year after the settlement date. We also agreed to file with the SEC a registration statement under the Securities Act by June 30, 2005, The registration statement will cover any sales by Dialog4 of the 1,250,000 shares of stock we issued to Dialog4 in 2002 in  partial payment of the purchase price of assets we bought.

As part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute currently being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr.

-#-

Burkhardtsmaier resigned from our Board of Directors; the Company agreed to pay him approximately 324,000 Euros in monthly installments of 5,400 Euros for 60 months.

With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make  the scheduled principal and interest payments due Harman.

We owe Solectron GmbH approximately $276,000 as of December 31, 2004. This obligation was a result of claims originating between Solectron GmbH and Dialog4. We are currently making monthly installments of principal and interest in the amount of $25,000 as negotiated in January 2004. The final installment will be due October 15, 2005 in the amount of $15,681.81. The Company is currently 2 months in arrears under the existing payment plan. As of December 31, 2004 the Company has paid $442,955 in principal and $71,268 in interest to Solectron. Charles Jayson Brentlinger, President and CEO of the Company, signed a personal guarantee under the revised settlement agreement with Solectron. The Company agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  An amount of $233,000 is reported on our balance sheet at December 31, 2004 in other assets pending delivery of that amount of inventory to us by Solectron.

The table below summarizes as of December 31, 2004 our contractual commitments under leases, debt instruments and employment contracts over the next five years.  We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2009.

	2005	2006	2007	2008	2009	2010
Solectron	$276,000
Dialog4	553,180	$559,240	$84,240	$84,240	$84,240	$21,060
Harman	512,500	$500,000	$450,000	$462,500	$850,850	$951,680
Employment Agreements	301,483
Equipment and property leases	480,666	498,733	119,690	112,725	0	0
Total	$2,123,829	$1,557,973	$653,930	$659,465	$935,090	$972,740

Working capital generated from 2005 operations will be used to service our commitments as detailed above, excluding our obligations to Harman and Dialog4.  Any excess working capital generated from 2005 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes.  Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations.  We will closely monitor our working capital in 2005 as we evaluate any expenditures related to expansion.

Accounts receivable were $578,000 at December 31, 2004, compared to $866,000 at December 31, 2003. The 33% decrease in accounts receivable is primarily due to increase in our customers taking advantage our prepayment discount of 5%. Our allowance reserve was $33,000 at both the year ended December 31, 2004 and 2003. It remains at $33,000. Maintaining our current reserve for the allowance of doubtful accounts was attributable to the general economic upturn from which began in the latter half of 2002 and which we expect to continue until at least the fourth quarter of 2005.

Total inventories were $2,373,000 at December 31, 2004 compared to $2,113,000 at December 31, 2003.  The value of inventory increased $260,000, or 12%, due primarily to the need to meet

-#-

increased customer demand while being more responsive in our ability to fulfill orders. The increase in inventory would have been higher had we not increased our inventory reserves by $268,000. The increased value in inventory would have been $528,000, with $446,000 attributable to an increase in raw materials used to increase output and reduce our backlog.

-#-

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

Our independent auditors have included a “going concern” qualification in their report on our financial statements.

Our independent auditors have included in their report on our financial statements a paragraph that states that there is “substantial doubt about the company’s ability as a going concern” due to our deteriorating financial results and liquidity challenges.  Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or pursuing remedies to collect debt which is in default.  In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt.  While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness.  Our financial condition and the “going concern” emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships

As a result of our outstanding debt obligations, we have significant ongoing debt service requirements which may adversely affect our financial and operating flexibility.

Even after giving effect the Harman debt restructure and the settlement of our disputes with Dialog4, and other obligations the Company will need to generate significant cash flow to meet existing debt scheduled principal payments.  If the Company fails to generate sufficient cash from its operations to meet these and other ongoing financial obligations, the Company may be adversely effected.

Our ability to obtain an outside line of credit is subject to the approval of our current creditors and, if such approval is withheld, our ability to compete effectively in our industry could be jeopardized.

 Under the terms of our agreements with Harman, we are bound by certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of Harman.  This limitation on our ability to obtain lines of credit may curtail our ability to make strategic acquisitions and to conduct research and development.  This in turn could jeopardize our competitive position within our industry. In addition, our obligation to Harman is secured by a security interest in substantially all of our assets. Our inability to grant a security interest to anyone else in is another factor that limits our ability to obtain third party financing.

Foreign currency fluctuations could adversely affect our results of operations.

In 2002, we acquired the assets of Dialog4 System Engineering GmbH.  Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany.  Transactions and expenses of our Orban Europe operations are conducted in Euros which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results.  For instance, a strengthening of the U.S. dollar against the Euro could

-#-

reduce the amount of cash and income we receive and recognize from Orban Europe.  Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro.  As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

In 2004, we derived approximately 7% of our total revenues from our Orban Europe operations.  This percentage may increase in future years as we further develop and expand our operations in Europe.  We cannot predict the effects of exchange rate fluctuations on our operating results.  We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure.  If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

While audio processing has been and will continue to be our core business, we are using our existing technologies to enter the emerging markets of digital audio broadcasting, cable television and Internet-related audio delivery.  These markets are characterized by rapid technological change and require a significant commitment of capital and human resources.  We intend to engage continually in research and development activities so that we can improve our current products and develop new products.  However, our significant debt obligations may limit the amount of resources, both capital and human, that we can commit to research and development.  This could jeopardize the success and reception of our products in these emerging markets.  In addition, because of the rapid pace of change and the intense competition that characterizes these markets, our products may become unmarketable or obsolete by a competitor’s more rapid introduction to the marketplace.

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

-#-

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

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 635,000 shares of our common stock and controls options ( held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares.  Based on a total of 4,332,533 shares of our common stock issued and outstanding as of March 31, 2005, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 46.1% of our issued and outstanding shares.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

-#-

The market price of our common stock has been volatile and the value of your investment may decline.

The volatility of the market price of our common stock may cause wide fluctuations in the price of our common stock on the OTC Bulletin Board.  The market price of our common stock is likely to be affected by:

•

changes in general conditions in the economy or the financial markets;

•

variations in our quarterly operating results;

•

changes in financial estimates by securities analysts;

•

other developments affecting us, our industry, customers or competitors;

•

the operating and stock price performance of companies that investors deem comparable to us; and

•

the number of shares available for resale in the public markets under applicable securities laws.

The liquidity of our common stock could be restricted because our common stock falls within the definition of a Penny Stock.

Under the rules and regulations of the Securities and Exchange Commission (SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a “penny stock.”  On May 15, 2005, the closing  sale price of our common stock on the OTC Bulletin Board was $0.36 per share.  Generally speaking, the definition of a “penny stock” does not include stock that is traded on Nasdaq or on a national securities exchange.  Since our common stock is traded on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock falls within the definition of a  “penny stock” while it is trading below $5 per share.  As a result, the trading of our common stock is subject to certain “penny stock” rules and regulations.

The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer.  These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased.  In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction.  Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer’s account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so.  As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.

Because our success depends in part on our ability to protect our intellectual property, infringement on our proprietary rights could lead to costly litigation and decreased revenues.

Our copyrights, patents, trademarks, trade secrets and similar intellectual property are critical to our success.  To establish and protect our proprietary rights, we rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality and non-disclosure agreements and contractual

-#-

provisions with employees and third parties, and license agreements with consultants, vendors and customers.  Despite such protections, there can be no assurance that these steps will be adequate, that we will be able to secure trademark registrations for all of our marks in the United States or other countries or that third parties will not infringe upon or misappropriate our copyrights, patents, trademarks and similar proprietary rights.  In addition, effective copyright, patent and trademark protection may be unenforceable or limited in certain countries.  In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights, patents and other intellectual property rights.  We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others.  Any such litigation could cause us to incur substantial expenses and would adversely affect our financial condition

Index of Financial Statements

ITEM 7.  FINANCIAL STATEMENTS

-#-

Index of Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 12, the Company's reported net losses and working capital deficit impose significant constraints on the Company’s operations.  These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

May 11, 2005

-#-

Index of Financial Statements

INDEPENDENT AUDITORS CONSENT

We consent to the incorporation, by reference, in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan, of our reports dated May 11, 2005, with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the years ended December 31, 2004 and 2003 filed with the Securities and Exchange Commission included in its annual reports on form 10-KSB for the years then ended.

Altschuler, Melvoin and Glasser, LLP

Chicago, Illinois

May 11, 2005

-#-

Index of Financial Statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

ASSETS

	2004	2003
CURRENT ASSETS:
Cash	$108,488	$222,631
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2004 and in 2003	577,571	866,451
Inventories	2,372,676	2,112,614
Other current assets	159,984	168,896
Total current assets	3,218,719	3,370,592

PROPERTY, PLANT AND EQUIPMENT - Net	501,793	569,183

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	362,913	351,503
	7,838,921	7,827,511

TOTAL	$11,559,433	$11,767,286

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,228,545	$1,103,452
Note payable to stockholders	730,000	92,500
Notes payable	512,500	8,482,000
Current portion of long-term debt	885,127	1,340,709
Accrued salaries and benefits	506,892	535,017
Customer deposits	244,885	39,266
Other accrued expenses and liabilities	753,466	1,001,097
Total current liabilities	4,861,415	12,594,041

LONG-TERM DEBT, LESS CURRENT PORTION	9,009,890	39,662
Total liabilities	13,871,305	12,633,703

-#-

Index of Financial Statements

CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 - continued	2004	2003
STOCKHOLDERS’ DEFICIT
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 4,332,533 and 4,153,574 shares issued and outstanding at December 31, 2004 and 2003	433,254	415,358
Additional paid-in capital	5,599,498	5,555,932
Accumulated deficit	(8,344,624)	(6,837,707)
Total stockholders’ deficit	(2,311,872)	(866,417)
TOTAL	$11,559,433	$11,767,286

See Notes to Consolidated Financial Statements.

-#-

Index of Financial Statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003

	2004	2003
NET SALES	$13,242,024	$12,381,834
COST OF GOODS SOLD	6,040,820	5,536,878
Gross profit	7,201,204	6,844,956

OPERATING EXPENSES
Selling, general and administrative	5,280,138	4,331,001
Research and development	1,403,770	1,375,159
Depreciation	148,034	207,292
Total operating expenses	6,831,942	5,913,452
INCOME FROM OPERATIONS	369,262	931,504

OTHER EXPENSE:
Sundry	79,867	56,340
Interest	1,115,177	1,260,041
Resolution of business acquisition contingency	681,135	0

Total other expense	1,876,179	1,316,381

NET LOSS BEFORE INCOME TAXES	(1,506,917)	(384,877)

INCOME TAXES	0	0

NET LOSS	($1,506,917)	($ 384,877)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	($0.36 )	($0.10)

See Notes to Consolidated Financial Statements.

-#-

Index of Financial Statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2004 and 2003

	Common
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance , January 1, 2003	3,767,404	$376,741	$5,434,785	($6,452,830)	($641,304)

Issuance of common shares	386,170	38,617	121,147		159,764

Net loss				(384,877)	(384,877)
Balance, December 31, 2003	4,153,574	$415,358	$5,555,932	($6,837,707)	($866,417)

Issuance of common shares	178,959	17,896	43,566		61,462

Net loss				(1,506,917)	(1,506,917)
Balance, December 31, 2004	4,332,533	$433,254	$5,599,498	($8,344,624)	($2,311,872)

See Notes to Consolidated Financial Statements.

-#-

Index of Financial Statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES:
Net Loss	($1,506,917)	($384,877)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	234,732	294,451
Provision for uncollectible accounts		(75,000)
Provision for inventories reserve	268,016	0
Stock compensation	61,462	159,764

Changes in assets and liabilities:
Accounts receivable	288,880	(145,796)
Inventories	(528,078)	192,580
Prepaid expenses and other assets	(2,498)	(127,656)
Accounts payable, accrued expenses and deposits	1,866,640	307,968
Net cash provided by operating activities	682,237	221,434

INVESTING ACTIVITIES:
Capital expenditures	(167,342)	(113,428)
Net cash used in investing activities	(167,342)	(113,428)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	750,000	298,000
Repayment of stockholder advances	(112,500)	(205,500)
Principal payments on long-term debt	(266,538)	(171,105)
Principal payments on notes payable	(1,000,000)	(21,171)
Net cash used in financing activities	(629,038)	(99,776)

NET (DECREASE) INCREASE IN CASH	(114,143)	8,230

CASH AT BEGINNING OF YEAR	222,631	214,401

CASH AT END OF YEAR	$108,488	$222,631

-#-

Index of Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2004 and 2003 - continued
	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$766,128	$764,843

Income Taxes	$938	$1,600

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Common stock issued for compensation	$61,462	$159,764

Conversion of accounts payable to notes payable and long-term debt	$0	$46,087

See Notes to Consolidated Financial Statements.

-#-

Index of Financial Statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Circuit Research Labs, Inc. (the “Company” or “CRL”) is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets worldwide.

Principles of Consolidation - The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries:  CRL Systems, Inc. (“CRL Systems”), CRL International, Inc. and Orban Europe GmbH (collectively, the “Company”).   Significant intercompany accounts and transactions have been eliminated in consolidation.

Significant accounting policies are as follows:

a.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

b.

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment. Leasehold improvements are amortized over the term of the lease.

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

The Company has determined the estimated fair value of the Company with a view to determining whether the goodwill has been impaired under SFAS 142. Management has concluded that the estimated fair value of the Company was in excess of its carrying value as of December 31, 2004 and 2003.  The fair value has been estimated based on the customer base, cash flows and existing product lines. As a result of these reviews the Company has determined that no impairment loss is required to be recorded for the years ended December 31, 2004 and 2003.

d.

Long-lived assets - The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying

-#-

Index of Financial Statements

amount or fair value less cost to sell. No impairment losses were recorded for the years ended December 31, 2004 and 2003.

e.

Warranty  - The Company’s warranty period is two years from the date of sale for our digital products and one year from date of sale for our analog products.  Warranty expense was $56,376 and $67,743 for 2004 and 2003, respectively.

	2004	2003
Balance, beginning of year	$122,000	$122,000
Warranty accrual	56,376	67,743
Payments made	(56,376)	(67,743)
Balance, end of year	$ 122,000	$ 122,000

f.

Revenue – In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment.  The Company sells its products primarily through a network of wholesale distributors and dealers.  The Company’s primary payment terms with its dealers and distributors are 5% prepayment net 30 after date of shipment.

In 2004 and 2003, once customer accounted for approximately 19% and 20% of the net sales, respectively.  No other customer accounted for more than 10% of net sales.

Sales transactions with distributors occur at prices fixed at the sale date without contingencies related to (i) the buyer’s resale of the product, (ii) the theft or damage of the product or (iii) future Company performance obligations to effect the resale of the product.  Purchasers have economic substance separate from the Company and expected sales returns can be reasonably estimated.  Because the Company does not sell on consignment or guarantee the resale of its products by its dealer or distributor network, the Company records revenue at the time of shipment in accordance with SFAS 48.

The Company grants trade credit to its customers. Receivables are valued at management’s estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. Based on management’s evaluation the allowance for doubtful accounts was $33,361 during at December 31, 2004 and 2003.

g.

Research and development costs, totaling $1,403,770 and $1,375,159 for the years ended December 31, 2004 and 2003, respectively, are charged to expense as incurred.

h.

Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse.  The benefit of the Company’s operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2004 and 2003.

i.

Financial instruments - SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires disclosures of the estimated fair value of certain financial instruments.  The Company has estimated the fair value of its financial instruments using available market data.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.

-#-

Index of Financial Statements

The use of different market assumptions or methodologies may have a material effect on the estimates of fair value.  The carrying values of cash, receivables, accounts payable, notes payable and debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

j.

Net loss per share – In calculating net loss per share for the year ended December 31, 2004, the effects of 2,915,005 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive. In calculating net loss per share for the year ended December 31, 2003, the effects of 2,815,005 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statements of operations.  Earnings per share is calculated as follows:

	Year Ended December 31,
	2004	2003
Numerator
Net loss	($1,506,917)	($384,877)

Denominator
Weighted average shares	4,233,893	3,903,238

Basic and diluted net loss per share	($0.36)	($0.10)

k.

Advertising Costs - Advertising costs are expensed as incurred with the exception of any expenses paid in connection with a sales event that has not yet taken place. Those advertising costs are classified as prepaid expense items until after the sales event. Advertising expense for the years ended December 31, 2004 and 2003 were $54,170 and $46,482, respectively.

l.

Shipping and handling costs - It is the Company's policy to classify shipping and handling costs as part of selling, general and administrative expenses in the statement of income. Total delivery costs were $43,590 and $25,489 in 2004 and 2003, respectively.

m.

New accounting pronouncements

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004.  SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123.  Pro forma disclosure is no longer an alternative.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective for the Company as of the interim reporting period that begins January 2006.

-#-

Index of Financial Statements

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition.  The impact upon adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004.  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

n.

Use of estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates.

O

Concentration of Credit Risk. – Financial Instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivable.

At December 31, 2004, the Company had trade receivables with three customers representing approximately 22%, 13% and 13% of the receivable balance. No other customer accounted for more than 10% of receivables at December 31, 2004.

-#-

Index of Financial Statements

2.

INVENTORIES

Inventories consist of the following at December 31:	2004	2003

Raw materials and supplies	$2,782,860	$2,336,617
Work in process	843,279	792,334
Finished goods	555,947	525,057
Total	4,182,086	3,654,008
Less obsolescence reserve beginning of the year	(1,541,394)	(1,541,394)
Additions to the obsolescence reserve	(268,016)	0
Inventories, net	$2,372,676	$2,112,614

3.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:	2004	2003

Leasehold improvements	$420,279	$404,617
Furniture and fixtures	103,120	98,120
Computer equipment	944,087	921,292
Machinery and equipment	1,311,291	1,187,642
	2,778,777	2,611,671
Less accumulated depreciation and amortization	2,276,984	2,042,488
Property, plant and equipment – net	$501,793	$569,183

Provision for depreciation and amortization charged to operations for the years ended December 31, 2004 and 2003 amounted to $234,732 and $294,451, respectively, of which $ 86,699 and $87,160, respectively, are included as a component of cost of goods sold.

4.

LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2004	2003
Orban acquisition note to stockholder	$180,000	$178,905
Avocet Instruments, Inc.	27,367	32,824
Dialog4 Engineering GmbH (see Note 6)	1,386,200	597,055
Solectron GmbH see (Note 6)	275,527	504,271
Vendor notes	16,979	63,066
Employee note	18,000	4,250
Total long-term debt	1,904,073	1,380,371
Less current portion	885,127	1,340,709
Total long-term debt, less current portion	$1,018,946	$39,662

-#-

Index of Financial Statements

In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years.  Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal.  On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of  December 31, 2004, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,746. The Company signed a new promissory note to replace the original note on August 3, 2004 which took effect August 1, 2004 for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of five percent per annum through June 30, 2006. As of December 31, 2004, $27,367 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903.  These notes payable are $16,979 and $63,066 at December 31, 2004 and 2003, respectively.

Current maturities  include the terms agreed to with Dialog4 in 2005. Please refer to Note 6 below.

Future minimum payments as of December 31, 2004 on the long-term debt are as follows:

2005	$885,127
2006	565,166
2007	264,240
2008	84,240
2009	84,240
Thereafter	21,060
$1,904,073

5.

NOTES PAYABLE

Harman

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name “Orban.”  We paid the purchase price partially in cash and partially by issuing notes payable to Harman.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 million as of September 30, 2004 of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure.  The effect of the

-#-

Index of Financial Statements

debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth as exhibits to our current report on Form 8-K which was filed with the Securities and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure. The amount owed to Harman at December 31, 2004 was $7,482,000 in principal and $1,215,100 in interest.

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in payment of debt as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party investor who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.   No agreement about the terms and conditions of the payment or conversion has yet been completed.

Prior to the debt restructure, our debt to Harman bore interest at a rate of  12.0% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived.  The remaining $249,530 of accrued interest was added to the total outstanding principal balance of the Company’s indebtedness to Harman.  After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000.  Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which shares Harman then sold to our Company’s President and Chief Executive Officer for $1,000,000.   Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds our $700,000 note described above elects to convert the note into shares of our common stock or issued options are axercised, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership interest after the entire transaction is completed.

The then remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is  evidenced by a new note that (i) renews and extends (but does not

-#-

Index of Financial Statements

extinguish) the Company’s indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final scheduled principal payment under the note is due October 12, 2009, the fifth anniversary of the date of the letter agreement referred to above.  The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.

Current maturities and obligations are measured based on the terms agreed to with Harman in April 2005.

Scheduled principal payments aggregate $512,500 in 2005. Long-term debt at December 31, 2004 includes $7,990,944 owed to Harman

Payable to stockholders

On January 23, 2003, Jayson Russell Brentlinger, the father of the Company's president, Charles Jayson Brentlinger, loaned the Company $100,000 for its short term working capital needs. On May 9, 2003, the loan was paid in full. To induce Jayson Russell Brentlinger to make the loan, the Company issued options to him to purchase 1,250,000 shares of common stock of the Company for a purchase price of $0.55 per share, the market price of the shares on the date the option was issued.  Jayson Russell Brentlinger may exercise the options at any time prior to January 23, 2006, and has not exercised any of the options as of December 31, 2004.

As noted above, on October 4, 2004 Jayson Russell Brentlinger, the father of the Company’s president, Charles Jayson Brentlinger, loaned the Company $700,000 in connection with the Harman Debt restructure executed in April 2005.

During June of 2003 two stockholders loaned the Company $10,000 and $20,000, pursuant to one year notes accruing interest at rate of 9% per annum. Both notes where due and payable with interest in June 2004. The Company will also issue options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two shareholders have verbally agreed to extend the loans and the Company will continue to accrue interest under the loans.

On February 20, 2003, Robert Orban, the Company’s Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan, the Company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of December 31, 2004, Mr. Orban has not made a decision under his right to elect.

On May 19, 2003, Phillip T Zeni, the Company’s Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of  the Harman debt restructure. The Company has repaid the loan Mr. Zeni.

On May 25, 2004, Robert McMartin, the Company’s Vice President and Chief Financial Officer, loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due August 25, 2004 and paid, with interest at a rate of 16% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The

-#-

Index of Financial Statements

Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The loan was repaid to Mr. McMartin.

Interest expense on all stockholder loans for the years ended December 31, 2004 and 2003 was $25,547 and $10,541, respectively.

6.

DIALOG4

Dialog4 System Engineering, GmbH, was a German corporation that produced in our industry, including our Codec line of products. We purchased assets of Dialog4 on January 18, 2002. We and Dialog4 had disputes that arose in connection with this transaction. Those disputes were submitted to arbitration in Germany.

On October 8, 2004, the Company learned the Arbiter had awarded Dialog4 approximately $1.0 million. We increased our reserves from $712,000, the amount of principal and interest then due under the Company’s note payable to Dialog4 (see note 4) to $1,393,000. The difference of $681,135 is reported as resolution of business acquisition contingency in the Statements of Operations.   The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in  connection with the arbitration and the amount of a liability to a third party vendor to Dialog4. Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and will pay an additional $475,000 one year after the settlement date. We also agreed to file with the SEC a registration statement under the Securities Act of 1934 by June 30, 2005. The registration statement will cover any sales by Dialog4 of the 1,250,000 shares of stock that we issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought.

As part of the settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr.Burkhardtsmaier agreed to resign from the Board of Directors for the Company; the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

Dialog4 dismissed the Arizona litigation without prejudice, and when all the terms and conditions of the settlement agreement have been met Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.

Our acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany.  We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal and regulatory system and different accounting and reporting regulations.  Our European operation also exposes us to risks arising from foreign currency fluctuations.

On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.  Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4.  The price

-#-

Index of Financial Statements

was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory.  The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4.  The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products.  On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We owed Solectron $275,527 as of December 31 2004 and are current under the existing payment plan. As of December 31, 2004, the Company has cumulatively paid Solectron $442,955 in principal and $71,268 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

7.

STOCKHOLDERS’ EQUITY

During 2003, the Company issued 172,670 shares of restricted common stock in connection with the employment contract of Phil T. Zeni Sr., our Executive Vice President, Chief Operating Office and Director.

On August 18, 2003, the Company issued 13,500 shares of restricted common stock to Robert McMartin, our Vice President and Chief Financial Officer as consideration for making two loans to the Company in 2002.

On October 22, 2003, the Company issued 200,000 shares of restricted common stock as compensation to Phillip T. Zeni, Sr. our Executive Vice President, Chief Operating Officer and Director for the May 19, 2003 loan he made to the company.

During 2004, the Company issued 18,959 shares of restricted common stock in connection with the employment contract of Phil T. Zeni Sr., our Executive Vice President, Chief Operating Office and Director.

On August 10, 2004 the Company issued to Robert McMartin 100,000 shares of restricted common stock as part of his compensation for a note he issued to the Company.

Mr. Bill Cowan, an existing shareholder was issued 20,000 shares on August 10, 2004 as inducement to loan the Company $10,000, which was used to reduce the amount of accrued interest to Harman.

Mr. Bill Gruwell, an existing shareholder was issued 40,000 shares on August 10, 2004 as inducement to loan the Company $20,000, which was used to reduce the amount of accrued interest to Harman.

-#-

Index of Financial Statements

8.

STOCK OPTIONS

In May 1994, the Company’s stockholders approved the Company’s 1994 Stock Option Plan, which set aside an aggregate of 120,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants.  Options are typically exercisable upon the grant date for up to three years at a price equal to 100% of the fair market value at the date of grant.  There are no options outstanding under this plan at December 31, 2004 and 2003.

If the options issued in 2004 were recorded under SFAS 123, "Accounting for Stock Based Compensation", using the Black Scholes fair value model, net loss for the year ended December 31, 2004 would have increased by approximately $958,000. Net loss for 2004 was $1,506,917. Had the options been expensed, the net loss would have been $2,464,917.

Net Loss as Reported	(1,506,917)
Additional expense if options had been expensed	(958,000)
Pro forma net loss	(2,464,917)

2004 loss per share basic and diluted, as report.	(0.36)
2005 loss per share basic and diluted, if options had been expensed	(0.58)

The Pro forma expense was computed using a risk free interest rate of 3.55% and an option life of 5 years and an expected volatility of 116%.  The Company believes that the Black Scholes model is intended for valuing options that have certain characteristics, including a larger share float, that are not reflective of the options the Company issues. Further, there is no history of options issued by the Company being exercised by the recipients. Accordingly, the model may produce a result that is not entirely reflective of the value of the Company's options.

The following options were repriced in 2004 and are now subject to variable option accounting, whereby the option strike price will be compared to the market price at each reporting date, and an expense recorded or adjusted if the market price exceeds the strike price; the market price did not exceed the strike price at December 31, 2004.

If the 2004 options that were issued to Kampmeier and Burkhardtmaier were recorded under SFAS 123,”Accounting for Stock Based Compensation” , using the Black Scholes fair value model, net loss for the year ended December 31, 2004 would have increased by approximately 68,000. Net loss for 2004 was $1,506,917. Had the options been expensed, On January 23, 2002, the Company's Board of Directors granted to its Vice President, Secretary and Director, Gary D. Clarkson, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.  On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2004. No options have been exercised under this grant.

On January 23, 2002, the Company's Board of Directors granted to its Director, Carl E. Matthusen, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. . On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.

-#-

Index of Financial Statements

On January 23, 2002, the Company's Board of Directors granted to its Vice President, Chief Engineer and Director, Robert A. Orban, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. . On December 29, 2004 the Board of Directors reduced the option purchase price  to $0.70 per share  and extended the exercise period to December 29, 2009. No options have been exercised under this grant.

On January 23, 2002, the Company's Board of Directors granted to its Executive Vice President  Chief Operating Officer and Director, Phillip T. Zeni, Sr., an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.

On December 29, 2004, the Company’s Board of Directors renewed an option  to its President and Chief Executive Officer, Charles Jayson Brentlinger, to purchase 1,365,005 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.

On December 29, 2004, the Company’s Board of Directors granted to Christopher Martin Kampmeier a member of the Board of Directors, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.

On December 29, 2004, the Company’s Board of Directors granted to Berthold Burkhardtmiaer  a member of the Board of Directors, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.

9.

INCOME TAXES

The principal reasons for the difference between the income tax (benefit) provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

	2004	2003
Federal tax at statutory rates	($513,000)	($130,800)
State tax at statutory rates	(91,000)	(22,000)
Permanent items	15,100	10,300
Other	(10,800)	0
Increase in valuation allowance	599,700	142,500
Total	$0	$0

-#-

Index of Financial Statements

At December 31, deferred taxes represent the tax effect of temporary differences related to:

	2004	2003
Current deferred taxes:
Inventory capitalization	$68,900	$60,600
Inventory obsolescence reserve	723,800	616,600
Allowance for doubtful accounts	13,300	13,300
Warranty and other reserves	48,800	48,800
Interest on obligation subject to restructuring	378,000	0
Accrued expenses	109,500	90,700
Deferred tax valuation allowance	(964,300)	(830,000)
Total	$0	$0

Non-current deferred taxes:
Goodwill amortization	($ 374,800)	($ 130,800)
Depreciation and amortization	(60,700)	(54,600)
Operating loss carry forward	3,093,000	2,755,500
Federal general business credit carry forward	65,400	65,400
Deferred tax valuation allowance	(2,722,900)	(2,635,500)
Total	$0	$0

At December 31, 2004 and 2003, valuation allowances totaling $3,687,200and $3,465,500, respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured.  Net operating loss carryforwards of approximately $7,731,000 which expire through 2024, are available for federal income tax purposes.

10.

SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

The Company manufactures and distributes audio processing and Radio and TV studio equipment.  The Company’s primary end user market is radio and TV stations and also the internet market.  The chief operating decision makers are provided information about revenue generated by product line, with all products having similar production processes, customers and distribution channels.  The Company’s long-lived assets are all located in the United States. Accordingly, the Company operates in one segment.

We sell our products primarily through wholesale distributors and dealers.  We recognize revenue generally upon shipment of products to customers.  In 2004, one of our largest customers, Harris Corporation, accounted for approximately 19% of net sales.  In 2003, Harris accounted for approximately 20% of net sales.  Broadcast Supply Worldwide accounted for approximately 8% of our net sales for 2004, and 7% in 2003. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.

-#-

Index of Financial Statements

International sales in 2004 and 2003 totaled $8,262,278 and $7,761,388, respectively, or approximately 62% and 63%, respectively, our total sales during those years.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or United States Dollars. All other export sales are in U.S currency.

Our export sales by region are as follows:

Region	2004	%	2003	%
Europe	$4,453,434	54%	$3,783,060	49%
Pacific Rim	2,064,585	25	2,511,406	33
Latin and South America	848,466	10	344,713	4
Canada and Mexico	584,072	7	798,980	10
Other	311,721	4	323,229	4
Total	$8,262,278	100%	$7,761,388	100%

11.

EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan (the “Plan”) for the benefit of all employees who meet certain eligibility requirements.  The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant’s annual compensation.  Total annual contributions to a participant’s account may not exceed 25% of compensation.  Company contributions made to the Plan were $71,916 and $66,812 in 2004 and 2003, respectively.

On August 24, 2001, the Company’s Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001.  The plan is offered to substantially all employees, including officers.  Employees may purchase the Company’s common stock through payroll deductions not exceeding $250 per week.  A non-affiliated dealer on the open market purchases shares at the market price.  During 2004 and 2003, the plan purchased 4,069 and 8,036 shares of the Company’s common stock, respectively.

-#-

Index of Financial Statements

12.

 GOING CONCERN

We have reported losses of $1,506,917 and $384,877 during the years ended December 31, 2004 and 2003, respectively. Our financial results have strained our liquidity making it difficult to service our debt with Harman. Under the terms of the debt agreement with Harman in effect prior to our April 2005 restructure of our debt owed to Harman, Harman was able to demand at any time that we immediately pay in full the outstanding balance of our debt.  If this had happened, we would have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code.  Because of our inability at that time to pay $8.5 million in principal and $1.0 million as of September 30, 2004 in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2003 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

The restructure will reduce the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service have strained our liquidity. We believe the restructure and reduced debt service will allow the Company to focus on its operations and generate growth.

13.

 COMMITMENTS

The Company maintains its principal sales offices and warehouse in leased facilities in San Leandro, California, under an operating lease which expires on December 31, 2006.  The lease agreement provides for minimum monthly rental payments ranging from $27,022 to $30,396.  The Company is also responsible for the payments of (i) common area operating expenses (as defined), (ii) utilities, and (iii) Real Estate taxes. The Company also maintains its principal corporate offices and facilities in leased facilities in Tempe, Arizona, under an operating lease which expires on December 31, 2009. The Company is also responsible for the payments of (i) taxes and (ii) utilities.

On November 26, 2003, the Company entered into a lease with a three year option to purchase the manufacturing and office facilities at 1302 W. Drivers Way, Tempe, AZ. The 60 month lease term commenced on December 1, 2003. We lease 13,008 square feet at a base monthly rental of approximately $9,105. After the initial year of the lease term, the monthly payments increase at a rate of 3 % annually.  The option to purchase will be for $1,275,000 after the first 12 months of occupancy, increasing $25,000 each year for the subsequent years. This new Tempe location houses our executive, administrative, sales, manufacturing and research staff.

Future minimum lease payments relating to the above operating leases at December 31, 2004 are as follows:

Amount
2005	$477,300
2006	495,264
2007	119,400
2008	122,976
2009	10,248
$1,225,188

-#-

Index of Financial Statements

Rent expense amounted to $569,976 and $518,135 for the years ended December 31, 2004 and 2003, respectively. The office facility lease in Ludwigsburg, Germany is a month-to-month lease for approximately 750 square feet for $2,700 a month.

-#-

Index of Financial Statements

ITEM 7A.  PRO FORMA FINANCIAL INFORMATION

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure.  The effect of the debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth as exhibits to our current report on Form 8-K which was filed with the Security and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed). Accordingly, we will refer in this report to many relevant amounts as of September 30, 2004, the date immediately before such effective date.

The restructure is encouraging for the Company because it will reduce the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service (prior to the debt restructure) have strained our liquidity. We are optimistic the restructure will allow the Company to focus on its operations and generate growth.

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in repayment of debt as a condition to restructuring the remaining indebtedness of $7.5 million plus an additional $1.0 million of overdue interest. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party investor who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.  No agreement about the terms and conditions of the payment or conversion has yet been completed.

Prior to the debt restructure, our debt to Harman bore interest at a rate of 12.0% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived.  The remaining $249,530 of accrued interest was added to the total outstanding principal balance of the Company’s indebtedness to Harman.  After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000 (before giving effect to the waiver of certain unpaid interest and the addition of remaining accrued interest to the loan principal balance).  Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

-#-

Index of Financial Statements

Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which shares Harman then sold to our Company’s President and Chief Executive Officer for $1,000,000.   Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds our $700,000 note described above elects to convert the note into shares of our common stock, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership interest after the entire transaction is completed.

The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is  evidenced by a new note that (i) renews and extends (but does not extinguish) the Company’s indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final scheduled principal payment under the note is due October 12, 2009, the fifth anniversary of the date of the letter agreement referred to above.  The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.

We have included in this report pro forma financial information, which gives effect of the debt restructure as if it had occurred during of our fiscal year ended December 31, 2004.  We provide this information because, among other reasons, we had anticipated that the restructuring would be completed prior to the end of the 2004 fiscal year and because of the significance of that restructuring to our financial condition.

-#-

Index of Financial Statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(unaudited)
			Pro
	2004	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted

CURRENT ASSETS:
Cash	$108,488		$108,488
Accounts receivable, trade, net of allowance for doubtful accounts	577,571		577,571
Inventories	2,372,676		2,372,676
Other current assets	159,984		159,984
Total current assets	3,218,719		3,218,719

PROPERTY, PLANT AND EQUIPMENT - Net	501,793		501,793

OTHER ASSETS:
Goodwill	7,476,008		7,476,008
Other	362,913		362,913
	7,838,921		7,838,921
TOTAL	$11,559,433	-	$11,559,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,228,545		$1,228,545
Note payable to stockholders	730,000		730,000
Notes payable, current portion	512,500		512,500
Current portion of long-term debt	885,127		885,127
Accrued salaries and benefits	506,892		802,651
Customer deposits	244,885		244,885
Other accrued expenses and liabilities	753,466		753,466
Total current liabilities	4,861,415		4,861,415

LONG-TERM DEBT, LESS CURRENT PORTION	9,009,890	4,763,000 (1)	4,246,890
Total liabilities	13,871,305	4,763,000	9,108,305

-#-

Index of Financial Statements

PRO FORMA CONSOLIDATED BALANCE SHEET (unaudited)
DECEMBER 31, 2004 – continued

			Pro
	2004	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 4,332,533 and December 31, 2004.	433,254	361,380 (1)	794,634
Additional paid-in capital	5,599,498	1,355,176 (1)	6,954,674
Accumulated deficit	(8,344,624)	3,046,444 (1)	(5,298,180)
Total stockholders’ equity (deficit)	(2,311,872)	$4,763,000	2,451,128
TOTAL	$11,559,433	-	$11,559,433

-#-

Index of Financial Statements

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(Unaudited)			Pro
	2004	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted
NET SALES	$13,242,024		$13,242,024
COST OF GOODS SOLD	6,040,820		6,040,820
Gross profit	7,201,204		7,201,204

OPERATING EXPENSES
Selling, general and administrative	5,280,138		5,280,138
Research and development	1,403,770		1,403,770
Depreciation	148,034		148,034
Total operating expenses	6,831,942		6,831,942
LOSS FROM OPERATIONS	369,262		369,262

OTHER EXPENSE: (INCOME)
Sundry	79,867		79,867
Income from debt restructure		(3,069,000)(2)	(3,069,000)
Interest	1,115,177	(683,700)(3)	431,477
Resolution of business acquisition contingency	681,135

Total expense (income)	1,876,179	(3,752,700)	(1,876,521)

(LOSS) INCOME BEFORE INCOME TAX	(1,506,917)		1,586,201

Income Tax Expense		875,900	875,900
Utilization of net operating loss carry forward		(875,900)	(875,900)
NET (LOSS) INCOME	($1,506,917)	-	$2,245,783

NET (LOSS) INCOME PER COMMON SHARE – BASIC	($0.36)		$0.29
NET (LOSS) INCOME PER COMMON SHARE – DILUTED	($0.36)		$0.19

Weighted average shares outstanding - basic	4,233,893		7,846,893
Weighted average shares outstanding - diluited	4,233,893		11,744,143

-#-

Index of Financial Statements

Table for adjustment #1 to balance sheet

Aggregate principal owed to Harman at December 31, 2004	$ 7,482,000

Aggregate interest owed to Harman at December 31, 2004	1,215,000

Principal sum owed under restructured note	(3,227,000)

Aggregate interest to be paid to Harman under restructured note	(707,000)

Net obligation converted to common stock	$ 4,763,000

Common stock par value of shares issued	$ 361,380

Additional paid in capital credit for shares issued	1,355,176

Income recognized on restructure transaction, as if the
Restructure had occurred December 31, 2004	3,046,444

Net obligation converted to common stock, as above	$ 4,763,000

The value attributed to paid in capital for 3,613,000 shares issued to Harman is based on the $0.475 per share value indicated by the terms of the 2,104,000 share sale by Harman to the company's CEO for $1,000,000.

Table for adjustment #2 to statement of operations

Aggregate principal owed to Harman at January 1, 2004	$ 8,482,000

Aggregate interest owed to Harman at January 1, 2004	1,237,556

Principal payment made in 2004	(1,000,000)

Principal sum owed under restructured note	(3,227,000)

Aggregate interest to be paid to Harman under restructured note	(707,000)

Net obligation converted to common stock	$ 4,785,556

Common stock par value of shares issued	$ 361,380

Additional paid in capital credit for shares issued	1,355,176

-#-

Index of Financial Statements

Income recognized on restructure transaction, as if the
Restructure had occurred January 1, 2004	3,069,000

Net obligation converted to common stock, as above	$ 4,785,556

The value attributed to paid in capital for 3,613,000 shares issued to Harman is based on the $0.475 per share value indicated by the terms of the 2,104,000 share sale by Harman to the company's CEO for $1,000,000

Table for adjustment #3 to statement of operations

Recorded interest expense to Harman for 2004	$ 957,800

Interest expense under revised note terms	(193,600)

Interest expense for $700,000 restructure principal payment loan	(80,500)

Reduction in 2004 interest expense	$ 683,700

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: the Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that it submits to the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on the evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Changes in internal controls: There were no significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) subsequent to the date of the Company’s evaluation that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

-#-

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, executive officers and key employees, and their ages as of March 31, 2005 are:

Name	Age	Positions
Charles Jayson Brentlinger	50	Chief Executive Officer, Chairman of the Board and President
Berthold F. Burkhardtsmaier	48	Director
Gary D. Clarkson	52	Secretary, Vice President and Director
Christopher M. Kampmeier	53	Director
Robert A. Orban	59	Vice President, Chief Engineer and Director
Carl E. Matthusen	61	Director
Phillip T. Zeni, Sr.	63	Executive Vice President, Chief Operating Officer and Director
Peter J. Lee	50	Vice President of Orban European Operations
Robert W. McMartin	43	Vice President, Treasurer and Chief Financial Officer
Greg J. Ogonowski	49	Vice President of New Product Development

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

Berthold F. Burkhardtsmaier has served as a Director since January 2002 and served as our Vice President of European Operations from January 2002 until February 2003. In 1992, he founded Dialog4 System Engineering GmbH in Ludwigsburg, Germany and served as its Managing Director for 10 years. During this time, he introduced the “MusicTAXI” and “Soundtainer” product lines, established a world-

-#-

wide product distribution network and received ISO-9001 certification in 1998. From 1989 to 1992, he was employed by Shure Bros., Inc. to establish their European subsidiary in Heilbronn, Germany and serve as its Managing Director. From 1986 to 1989, he was employed by Harman Deutschland in Germany as a product manager for the JBL and Shure product lines and was responsible for establishing new market segments in cinema, professional sound reinforcement and industrial sound. In 1986, Mr. Burkhardtsmaier received a masters degree in electromechanical engineering from the Technical University in Munich, Germany where he specialized in acoustics and communication systems. See also “Item 1, Description of Business -- Recent Events – Dialog4 Settlement”.Mr. Burkhardtmaier resign effective April 15, 2005 in connection with our settlement with Dialog4.

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

Robert A. Orban has served as a Vice President since June 2001 and director since May 2000.  In 1975, he co-founded Orban Associates, Inc. with his late business partner, Mr. John Delantoni.  Since that time, Mr. Orban has served as Chief Engineer for Orban Associates (and its successor, Orban, Inc.) where he has concentrated on the theoretical support for and subjective tuning of that company’s products.  In 1975, he introduced Orban Associates’ standard-setting OPTIMOD line of audio processors, including the OPTIMOD-FM processors which are among the most widely used FM processors in the world.  Mr. Orban is the holder of 25 patents, and he has been widely published in such publications as the Journal of the Audio Engineering Society and the NAB Engineering Handbook.  In 1993, Mr. Orban shared (with Dolby Labs) a Scientific and Technical Award from the Academy of Motion Picture Arts and Sciences, and in 1995 he received the Radio Engineering Achievement Award from the National Association of Broadcasters.  Mr. Orban received a B.S. in Electrical Engineering from Princeton University in 1967 and an M.S. in Electrical Engineering from Stanford University in 1968.

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

-#-

Phillip T. Zeni, Sr. has served as our Executive Vice President and Chief Operating Officer since October 2002 and as a director since May 2000.  Mr. Zeni’s professional and business career spans more than three decades and includes ownership and senior management positions in consulting, publishing and broadcasting.  Since 1993, he has served as President of Transcontinental Publishing, Inc., a publishing house specializing in international and regional trade publications for the construction industry.  Mr. Zeni is also Executive Vice President of Palmieri USA, an importer and distributor of construction equipment, and the owner and Managing Director of PhysicianNet.com, a six-year-old Web site that serves the medical community.  Previously, Mr. Zeni served as managing partner of a Dallas-based group of broadcasting stations and as Director of Business Development for NBC Radio and Westinghouse–Group “W” Broadcasting in Chicago.  He has also served as a Vice President of Multimedia Communications, and as general manager of two of that company’s major broadcasting properties in the South.  Mr. Zeni has presented seminars for the National Association of Broadcasters and the Radio Advertising Bureau.  Mr. Zeni holds a B.A. from the University of Illinois.  He has served as an adjunct professor at the University of Arkansas at Little Rock and at Millikin University in Decatur, Illinois.  Mr. Zeni has also guest lectured at the University of Wisconsin, Michigan State University, the University of Illinois and Arkansas State University.  Mr. Zeni has been active in a wide range of charitable, civic and social organizations throughout his career.  His time in public service included serving on the staff of Illinois Governor Richard Ogilvie, followed by two White House assignments during the Ford and Carter administrations.  Currently, Mr. Zeni serves as President and on the board of directors of the University Club of Phoenix.

Executive Officers

Robert W. McMartin has served as our Treasurer since January 2002, and as our Vice President and Chief Financial Officer since June 2001.  Prior to joining us, Mr. McMartin served as the Chief Financial Officer of IMSure Network, Inc., a technology company providing eCommerce Internet technology products, from March to December 2000.  From November 1999 to March 2000, Mr. McMartin served as the Director of Finance of Fox Animation Studios, Inc. in Phoenix, Arizona.  Prior to that time, he was Corporate Controller of Trapeze Software Group, Inc., a software solutions manufacturer and developer, from April 1998 to November 1999.  Mr. McMartin was employed as a staff accountant for Cotton Parker Johnson, L.L.P. from June 1998 to October 1998, and held a similar position with The O’Connor Group, P.C. from November 1997 to May 1998.  From 1992 to 1995, Mr. McMartin served as Senior Financial Analyst for Blackwell Financial, Inc., a capital investment firm.  Mr. McMartin holds a B.S. in Finance from Westminster College and a Post Baccalaureate Certificate in Accountancy from Arizona State University.

Peter J. Lee has served as our acting Vice President of Orban European Operations since his appointment by the Executive Committee of the Board of Directors of Circuit Research Labs, Inc. on July 23, 2002. Peter J. Lee has served as our acting Vice President of Orban European Operations since his appointment by the Executive Committee of the Board of Directors of Circuit Research Labs, Inc. on July 23, 2002. He joined our Company as a result a of the Asset Sale and Purchase Agreement of Dialog4    January 18, 2002.  1997 to 2000, he was employed by 360 Systems Europe as their Managing Director and Sales Manager. From 1994 to 1997, he was employed by Foxtex Corporation of America as their Managing Director and Sales Manager.

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

-#-

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as beneficial owners of 10% or more of our shares (“10% Holders”) to file reports of holdings and transactions in Circuit Research Labs shares with the Securities and Exchange Commission.  Based on a review of reports filed by our directors, executive officers and persons we believe to be 10% Holders, and based upon representations from those persons, all stock ownership reports required to be filed by those reporting persons during 2004 were timely made, except as follows: C. Jayson Brentlinger transferred 318,000 shares in two transactions during October 2004; each of Mr. Brentlinger (1,982.33 shares), Robert McMartin (1,014 shares) and Gary Clarkson (1982.33 shares) purchased shares pursuant to the Company’s employee stock purchase plan in during 2004; and each of Mr.Clarkson, Phillip Zeni, Berthold Burkhardtsmaier, Robert Orban, Carl Matthusen and Christopher Kampmeier hold options to purchase 50,000 shares of our common stock, the terms of which options were amended by our Board of Directors on December 29, 2004 to extend the five-year option exercise period by an additional five years and to decrease the exercise price from $1.00 per share to $0.70 per share, which the Board determined to be not less than the fair market value of the common stock on such date (the high and low sales prices on such date were $0.55 per share, according to the OTC Bulletin Board).  The Company intends to assist these persons in filing the corresponding Form 4 as soon as practicable.

-#-

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation paid or accrued to the Chief Executive Officer and the four highest compensated executive officers whose salary and bonus exceeded $100,000 during 2004.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards($)(1)	Securities Underlying Options (#)	All Other Compensation

Charles Jayson Brentlinger	2004	$173,421	$42,422	—	1,365,005(2)	$20,425(3)
President, Chief Executive	2003	173,421	—	—	—	112,429(4)
Officer and Chairman of the	2002	170,594	—	—	—	45,961(5)
Board

Robert A. Orban	2004	$178,566	—	—	50,000(7)	189,677(6)
Vice President and	2003	178,566	—	—	—	64,631(6)
Chief Engineer	2002	178,566	—	—	—	28,980(6)

Phillip T. Zeni, Sr.	2004	$164,903	—	13,466(9)	50,000(7)	28,706(10)
Executive Vice President and	2003	90,865	—	154,227(9)	—	26,306(11)
Chief Operating Officer	2002	33,653(8)	—	8,409(9)	—	—

Robert McMartin	2004	$149,777	—	30,000	—	14,400(12)
Vice President and	2003	125,826	—	5,535	—	—
Chief Financial Officer	2002	119,537	—	—	—	—

Greg J. Ogonowski	2004	$150,000	—	—	—	—
Vice President of New	2003	150,000	—	—	—	4,000(13)
Product Development	2002	150,000	—	—	—	—

(1)

The amounts shown in this column represent the dollar value of the grant of restricted stock based on the value of the Company’s common stock on the grant date.

(2)

On December 29, 2004, the Board of Directors approved to extend Mr. Brentlinger’s options that were due to expire September 30, 2004. The new expiration date is December 29, 2009. The option price was reducing from $1.00 per share to $0.70 per share. These options are in connection to the Stock Purchase Agreement between Mr. Brentliner and the Company.  No options have been exercised under this grant. For a discussion of the anti-dilution provisions of the option, see “Item 12. Certain Relationships and Related Transactions - Transactions with Management.”

(3)

Represents car allowance; $12,625 was paid to Mr. Brentlinger and $7,800 was paid to Diamond Head LLC, which is owned and controlled by Mr. Brentlinger.

(4)

Included $98,029 of compensation paid to Mr. Brentlinger for signing personal guarantees in connection with the Diaolg4 Asset Sale and Purchase Agreement (the “Dialo4 Agreement”)  and the settlement agreement between Solectron and the Company (“ the Solectron Agreeemnt”), see Note 6 in Notes to Consolidated Financial Statements , and $14,400 of car allowance.

-#-

(5)

Paid to Mr. Brentlinger for signing personal guarantees in connection with the Dialgo4 Agreement and the Solectron Agreeement, see Note 6 in Notes to Consolidated Financial Statements.

(6)

Represents commissions earned on sales of company products pursuant to Mr. Orban’s employment agreement with the Company.

 (7)

Represents options granted to this person by the Board of Directors on January 23, 2002.  The options, which vested immediately, were exercisable prior to January 23, 2005, at a purchase price of $1.00 per share.  On December 29, 2004, the Board of Directors extended the exercise period to January 23, 2009, and reduced the purchase price to $0.70 per share, which the Board determined was not less than the fair market value of the common stock on such date.  No Options have been exercised under this grant.

(8)

Represents Mr. Zeni’s compensation from September 30, 2002 to December 31, 2002.

(9)

Represents stock based compensation in lieu of cash.

(10)

$20,311 represents car allowance and the remaining $8,395 represents a living allowance.

(11)

$26,306 represents restricted stock transferred as part of a loan transaction executed May 19, 2003.  This transaction is further described in Note 5 in The Notes to Consolidated Financial Statements under Stockholder notes.  $7,500 represents cash consideration for the previously discussed stockholder note.  $9,306 represents interest accrued relating the same note.  Mr. Zeni received $9,000 for car allowance and $500 for 2002 board meeting fees.

(12)

Represents car allowance;

(13)

Represents consideration paid to Modulation Index, an engineering and consulting company owned by Mr. Oganowski, for services provided to CRL by Modulation.

Compensation of Directors

We pay our directors (other than directors who are also employees) for their service.  Each director receives $100 for each board meeting and committee meeting attended, either in person or by telephone. During the year ended December 31, 2004, outside directors were paid a total of $1,600 for attendance at board meetings.

-#-

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

We have an employment agreement with our Executive Vice President and Chief Operating Officer, Phillip T. Zeni, Sr.  This agreement commenced on October 1, 2002 and continues through May 31, 2005 unless earlier terminated by the Company for cause.  The agreement will continue in effect after May 31, 2005 unless earlier terminated by either party. Pursuant to this agreement, Mr. Zeni will serve on a full-time basis as our Executive Vice President and Chief Operating Officer.  The agreement provides that Mr. Zeni will receive an annual base salary of not less than $175,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

We have an employment agreement with our Vice President and Chief Engineer, Robert A. Orban.  The agreement is dated as of May 31, 2000, and has a five-year term, unless otherwise earlier terminated by either party.  Pursuant to this agreement, Mr. Orban is employed on a full-time basis as Chief Engineer of our wholly owned subsidiary, CRL Systems, Inc. doing business as Orban.  The agreement provides that Mr. Orban will receive an annual base salary of $178,560, subject to increase annually based upon changes in the consumer price index.  Mr. Orban may also receive an annual bonus based on the net sales of Orban products.  The agreement includes provisions relating to other customary employee benefits, the confidentiality of our proprietary information and Mr. Orban’s assignment to Circuit Research Labs, Inc. of inventions conceived or developed by Mr. Orban during the term of the agreement.

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

-#-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 30, 2004, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder.  Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of March 31, 2005 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Directors and Executive Officers:
C Jayson Brentlinger Family limited Partnership(3)(4)	Common Stock	1,836,531	32.2%
Berthold F. Burkhardtsmaier(5)	Common Stock	1,300,000	29.7%
Gary D. Clarkson(6)	Common Stock	52,930	1.2%
Christopher M. Kampmeier	Common Stock	70,878	1.6%
Robert A. Orban(6)	Common Stock	66,600	1.5%
Carl E. Matthusen(6)	Common Stock	50,000	1.1%
Phillip T. Zeni, Sr.(6)	Common Stock	452,153	10.3%
Peter J. Lee	Common Stock	0	*
Robert W. McMartin	Common Stock	119,312	2.8%
Greg J. Ogonowski	Common Stock	6,666	*
All directors and executive officers as a group (10 persons)	Common Stock	3,955,069	65.9%

5% Holders:
Jayson Russell Brentlinger(7)(8)	Common Stock	1,350,000	24.2%
Dialog4 System Engineering GmbH(5)	Common Stock	1,250,000	28.9%
Cornelia Burkhardtsmaier(5)	Common Stock	1,250,000	28.9%
Friedrich Maier(5)	Common Stock	1,250,000	28.9%

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

-#-

this stock dividend.  The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission.

(2)

On the basis of 4,332,533 shares of common stock outstanding as of March 31, 2005.

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

(4)

Mr. Brentlinger is deemed to have direct beneficial ownership of the shares owned by C. Jayson Brentlinger Family Limited Partnership based on his status as General Partner and Trustee of C. Jayson Brentlinger Family Limited Partnership.  The address of C. Jayson Brentlinger Family Limited Partnership is 1303 West Drivers Way, Tempe, Arizona 85284.

(5)

Based on the information provided in the Schedule 13D/A, Amendment No. 1, filed jointly by Dialog4 System Engineering GmbH (“Dialog4”) and Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, and Friedrich Maier (collectively, the “Shareholders”) with the Securities and Exchange Commission on January 6, 2003.  The Shareholders are deemed to have direct beneficial ownership of the shares owned by Dialog4 based on their status as controlling shareholders of Dialog4.  The address of Dialog4 and the Shareholders is Dialog4 System Engineering GmbH, c/o Haver&Mailander, att. Dr. Kessler, Lenzhalde 83-85, Stuttgart, Germany D-70182.  For a discussion of our acquisition of the assets of Dialog4 and the shares issued to Dialog4 in connection with the acquisition, see Item 1 Description of Business — Recent Events.

(6)

Includes 50,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2002.  The exercise period of the options expires on December 29, 2009. The options have an exercise price of $0 .70 as share.

 (8)

Includes 1,250,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2003.  The options have an exercise price of $0.55 per share and expire on January 23, 2006.  No options have been exercised under this grant. The address of Mr. Jayson Russell Brentlinger is 7434 East Stetson Drive, Suite 245, Scottsdale, Arizona 85251.

EQUITY COMPENSATION PLAN INFORMATION

Circuit Research Labs, Inc.  maintains the 1994 Stock Option Plan (the “1994 Plan”) pursuant to which it may grant equity awards to eligible persons.  The 1994 Plan expired in 2004 and no additional options may be granted thereunder.  The following table summarizes our equity compensation plan information as of December 31, 2004.  Information is included for both equity compensation plans approved by the Company’s shareholders and equity plans not approved by our shareholders.

-#-

	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by Company shareholders	0	$ 0	None (Plan has expired)

Equity compensation plans not approved by Company shareholders	2,915,005	$ 0.64	None

Totals	2,915,005	$ 0.64	None

On May 15, 2004, the closing price of Circuit Research Lab’s common stock as reported by the NASD’s OTC Bulletin Board was $0.36.

-#-

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management

On June 23, 1999, we entered into a Stock Purchase Agreement with Mr. Brentlinger, our current President, Chief Executive Officer and Chairman of the Board.  On September 30, 1999, pursuant to the Stock Purchase Agreement, Mr. Brentlinger purchased 375,000 authorized but previously unissued shares of our common stock for $1.525 per share, or $571,875.  (All amounts of shares and purchase prices reported in this item have been adjusted to reflect the effects of a one for one stock dividend paid by us on August 15, 2000 to record holders of our common stock as of July 31, 2000.)  Pursuant to the Stock Purchase Agreement, Mr. Brentlinger also purchased all of the shares of common stock owned by Mr. Clarkson, our current Secretary, consisting of 242,624 shares, also for $1.525 per share.  Mr. Brentlinger agreed to purchase an additional 342,500 shares of our authorized but previously unissued common stock on or before September 30, 2000, for a purchase price of $1.25 per share.  Following an extension of the purchase deadline, Mr. Brentlinger fulfilled his obligation to purchase these shares on February 8, 2001.  Pursuant to the Stock Purchase Agreement, Mr. Brentlinger also received a five-year option to purchase an additional 1,000,000 shares for $1.25 per share.  This option was due to expire September 30, 2004 but was renewed to expire  December 29, 2004. The option price was reduce from $1.00 per share to $0.70 per share. On May 15, 2001, the Board of Directors retroactively amended the Stock Purchase Agreement to include anti-dilution provisions with respect to this option.  The anti-dilution provisions are triggered in the event that the Company (1) declares or pays a stock dividend, (2) subdivides its outstanding shares of common stock, (3) combines its outstanding shares of common stock, (4) issues any shares of its common stock in a reclassification or reorganization of the common stock, or (5) issues authorized but previously unissued shares of its common stock as payment for the stock or assets of another entity.  Our Board of Directors took this action at the request of Mr. Brentlinger who wished to preserve his ownership percentage of our common stock which, absent this action on the part of the Board, would decrease as a result of our issuance of common stock in connection with our then-likely acquisition of the assets of Dialog4 System Engineering GmbH, which acquisition was consummated on January 18, 2002 (see Item 1, Description of Business—Recent Events).  Mr. Brentlinger participated in the Board’s discussions concerning this matter, but did not take part in the final Board vote to approve the action.

On February 20, 2003, Robert Orban, the Company’s Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan, the Company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of December 31, 2003, Mr. Orban has not made a decision under his right to elect.

On May 19, 2003, Phillip T Zeni, the Company’s Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of  the Harman debt restructure. The Company has repaid the loan Mr. Zeni.

On May 25, 2004, Robert McMartin, the Company’s Vice President and Chief Financial Officer, loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due August 25, 2004 and paid, with interest at a rate of 16% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the

-#-

Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The loan was repaid to Mr. McMartin.

Interest expense on all stockholder loans for the years ended December 31, 2004 and 2003 was $25,547 and $10,541, respectively.

Debt Restructure with Harman International

As disclosed elsewhere in this report, during 2004 we restructured the debt we owe to Harman International.  At the conclusion of that restructuring transaction, Harman owned approximately 19% of our issued and outstanding common stock.  See “Item 1. Description of Business –Harman Debt Restructure.”

Settlement Agreement with Dialog 4

Dialog 4 Systems Engineering, GmbH is the beneficial owner of 1,250,000 shares of our common stock, which we issued to Dialog 4 in 2002 in partial payment of the purchase price when we bought the operating assets of Dialog 4.  Subsequently, we and Dialog 4 were in a dispute arising in connection with that purchase and sale transaction, and the dispute was arbitrated in Germany.  As disclosed elsewhere in this report, we and Dialog 4 reached a settlement of our dispute on March 30, 2005, and we have agreed to make certain payments in 2005 and 2006 to Dialog 4 in connection with the settlement.  See “Item 1. Description of Business – Dialog 4 Settlement Agreement.”

-#-

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

The following is a list of the consolidated financial statements of Circuit Research Labs, Inc. included at Item 7 of Part II of this Form 10-KSB.

Financial Statements:

(a)

Exhibits.

Exhibit Number	Description

3.1 (2)	Restated Articles of Incorporation of the Company
3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.2 (3)	Bylaws of the Company

4.2 (5)	Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3 (10)	Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1 (6)	Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2 (4)	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc.
10.3 (4)	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4 (4)	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1 (4)

First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000

10.4.2 (2)

Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001

-#-

10.4.3 (2)

Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001

10.4.4 (2)

Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001

10.12 (10)	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc.

10.14 (10)	Employment Agreement, dated as of January 1, 2002, by and between Gary D. Clarkson and Circuit Research Labs, Inc.
10.15 (10)	Employment Agreement, dated as of January 1, 2002, by and between William R. Devitt and Circuit Research Labs, Inc.
10.16 (10)	Employment Agreement, dated as of January 1, 2002, by and between Robert W. McMartin and Circuit Research Labs, Inc.
10.17 (10)	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc.
10.18 (5)	Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.

10.20 (8) 10.21(12) 10.22(12) 10.23 10.24

Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and Gary D. Clarkson

Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.

Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.

Second Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.

Employment Agreement as of May 2000 by and between Peter J. Lee and Dialog4 assumed by Circuit Research Labs and Subsidiaries, Inc.  pursuant to the Dialog4 Asset Sale and Purchase Agreement.

21.1 23.1	Subsidiaries of Circuit Research Labs, Inc. Consent of Altschuler, Melvoin and Glasser LLP (included on page 35 of this Report on Form 10-KSB)

-#-

24.1 31.1 31.2 32.1 32.2 99.3 (11)

Power of Attorney (included on signature page of this Report on Form 10-KSB)

Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith).

Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith).

Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B.  (Filed herewith).

Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B.  (Filed herewith).

Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of September 9, 2004

*

Filed herewith.

(1)

Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)

Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)

Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)

Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)

Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)

Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-82176).

(7)

Incorporated by reference to the Registrant’s Report on Form 8-K dated October 26, 2001.

(8)

Incorporated by reference to Exhibit A of Schedule 13D filed with the Commission by Charles Jayson Brentlinger on July 7, 1999 (File No. 005-56483).

(9)

Incorporated by reference to the Registrant’s Report on Form 8-K dated June 26, 2001.

(10)

Previously filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(11)

Incorporated by reference to the Registrant’s Report on Form 8-K dated April 1, 2003.

(12)

Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002.

(b)

During the three months ended December 31, 2004, the Registrant filed the following reports on Form 8-K:

None

-#-

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by [Altschuler, Melvoin and Glasser LLP ] for the fiscal years ended December 31, 2003 and 2004.

CATEGORY	2003	2004
Audit fees	$78,644	$89,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	2,546	2,450
Total	$81,190	$91,950

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

The tax fees set forth in the above table, which were approved in advance by the Company’s Audit Committee, include tax compliance services provided in relation to U.S. federal, state and local taxes. The policy of the Company’s Audit Committee is to approve expenditures for audit or non-audit services at the time such services are proposed.

-#-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of May, 2005.

CIRCUIT RESEARCH LABS, INC.

By: /s/ C. Jayson Brentlinger

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

Signature	Title	Date

/s/ C. Jayson Brentlinger C. Jayson Brentlinger	President, Chief Executive Officer and Chairman of the Board	May 18, 2005

/s/ Gary D. Clarkson Gary D. Clarkson	Vice President, Secretary and Director	May 18, 2005

/s/ Christopher M. Kampmeier Christopher M. Kampmeier	Director	May 18, 2005

/s/ Robert A. Orban Robert A. Orban	Vice President, Chief Engineer and Director	May 18, 2005

/s/ Phillip T. Zeni, Sr. Phillip T. Zeni, Sr.	Executive Vice President, Chief Operating Officer and Director	May 18, 2005

/s/ Carl E. Matthusen Carl E. Matthusen	Director	May 18, 2005
/s/ Robert W. McMartin Robert W. McMartin	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	May 18, 2005

-#-

Exhibit Index

Exhibit Number	Description
2.1(1)

Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company
3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.2 (3)	Bylaws of the Company
4.1 (4)	Warrant to Harman Acquisition Corp. (formerly known as Orban, Inc.), dated as of May 31, 2000
4.2 (5)	Form of Class A Stock Purchase Warrant dated as of May 30, 2000
4.3 (10)	Form of Class B Stock Purchase Warrant dated as of February 25, 2002
10.1 (6)	Circuit Research Labs, Inc. 1994 Stock Option Plan
10.2 (4)	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc.
10.3 (4)	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4 (4)	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender
10.4.1 (4)

First Extension Agreement, dated as of September 29, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to November 30, 2000

10.4.2 (2)

Second Extension Agreement, dated as of November 28, 2000, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to January 20, 2001

10.4.3 (2)

Third Extension Agreement, dated as of January 18, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to February 20, 2001

10.4.4 (2)

Fourth Extension Agreement, dated as of February 22, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc., extending the maturity date of the Tranche B Note to May 14, 2001

10.4.5 (2)	Tranche A Note Extension Agreement, dated as of March 30, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.4.6 (2)	Tranche A Note and Tranche B Note Extension Agreement, dated as of April 16, 2001, by and between CRL Systems, Inc. and Harman Acquisition Corporation, formerly known as Orban, Inc.
10.5 (4)	Tranche A Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $5,000,000
10.6 (4)	Tranche B Note, dated as of May 31, 2000, from CRL Systems, Inc. to Orban, Inc. in the amount of $3,500,000
10.7 (7)	Amendment to Credit Agreement, dated as of October 1, 2001, by and between CRL Systems, Inc. as Borrower, and Harman Acquisition Corporation (formerly known as Orban, Inc.), as Lender
10.8 (7)	Amended and Restated Tranche A Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $5,000,000

-#-

10.9 (7)	Amended and Restated Tranche B Note, dated as of October 1, 2001, from CRL Systems, Inc. to Harman Acquisition Corporation (formerly known as Orban, Inc.) in the amount of $3,500,000
10.10 (1)

Amendment to Existing Agreements and Closing Declaration, dated as of January 18, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger

10.11 (10)

Second Amendment to Existing Agreements and Closing Declaration, dated as of March 26, 2002, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc., CRL Systems, Inc. and Charles Jayson Brentlinger

10.12 (10)	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc.
10.13 (1)	Service Contract, dated November 16, 2001, by and between Circuit Research Labs, Inc. and Berthold Burkhardtsmaier
10.14 (10)	Employment Agreement, dated as of January 1, 2002, by and between Gary D. Clarkson and Circuit Research Labs, Inc.
10.15 (10)	Employment Agreement, dated as of January 1, 2002, by and between William R. Devitt and Circuit Research Labs, Inc.
10.16 (10)	Employment Agreement, dated as of January 1, 2002, by and between Robert W. McMartin and Circuit Research Labs, Inc.
10.17 (10)	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc.
10.18 (5)	Employment Agreement dated as of May 31, 2000 by and between Robert A. Orban and Circuit Research Labs, Inc.
10.19 (5)	Employment and Consulting Agreement, dated as of March 9, 2001, by and between James Seemiller, ATB Broadcasting Corporation and Circuit Research Labs, Inc.
10.20 (8) 10.21(12) 10.22(12) 10.23

Stock Purchase Agreement, dated as of June 23, 1999, by and between Charles Jayson Brentlinger, Circuit Research Labs, Inc., and Gary D. Clarkson

Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.

Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.

Second Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Phillip T. Zeni and Circuit Research Labs, Inc.

21.1	Subsidiaries of Circuit Research Labs, Inc.
23.1	Consent of Altschuler, Melvoin and Glasser LLP (included on page 35 of this Report on Form 10-KSB)

-#-

24.1 31.1 31.2 32.1 32.2 99.3 (11)

Power of Attorney

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

Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith).

Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B.  (Filed herewith).

Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B.  (Filed herewith).

Letter Agreement between Circuit Research Labs, Inc. and Harman Acquisition Corp. dated as of March 27, 2003

* Filed herewith.

(1)

Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)

Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)

Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)

Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)

Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)

Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-82176).

(7)

Incorporated by reference to the Registrant’s Report on Form 8-K dated October 26, 2001.

(8)

Incorporated by reference to Exhibit A of Schedule 13D filed with the Commission by Charles Jayson Brentlinger on July 7, 1999 (File No. 005-56483).

(9)

Incorporated by reference to the Registrant’s Report on Form 8-K dated June 26, 2001.

(10)

Previously filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(11)

Incorporated by reference to the Registrant’s Report on Form 8-K dated April 1, 2003.

(12)

Previously filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002.

-#-