Form 10QSB
period 2005-03-31
CIRCUIT RESEARCH LABS INC
filed 2005-06-06
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File No.: 0-11353

CIRCUIT RESEARCH LABS, INC.

(Exact name of small business issuer as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	86-0344671 (I.R.S. Employer Identification No.)

1302 W. Drivers Way, Tempe, Arizona 85284

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (480) 403-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes /X/    No /_/

The number of shares outstanding of each class of our common equity as of June 3, 2005 follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.10	7,946,337

Transitional Small Business Disclosure Format (check one):              Yes /_/

No /X/

-#-

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended March 31, 2005

Page

PART I  -  FINANCIAL INFORMATION

1

ITEM  1.  FINANCIAL STATEMENTS

1

Consolidated Condensed Balance Sheets –

March 31, 2005 (unaudited) and December 31, 2004

1

Consolidated Condensed Statements of Operations –

Three Months ended March 31, 2005 and 2004 (unaudited)

3

Consolidated Condensed Statements of Cash Flows –

Three Months ended March 31, 2005 and 2004 (unaudited)

4

Notes to Consolidated Condensed Financial Statements

6

ITEM 1A.  PRO FORMA FINANCIAL INFORMATION

13

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

21

ITEM  3.  CONTROLS AND PROCEDURES

33

PART  II  -  OTHER INFORMATION

34

ITEM  2.  CHANGES IN SECURITIES

34

ITEM  5.  OTHER INFORMATION

34

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

35

SIGNATURE

36

-#-

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS:
Cash	$664,916	$108,488
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2005 and in 2004	688,617	577,571
Inventories	2,771,882	2,372,676
Other current assets	153,310	159,984
Total current assets	4,278,725	3,218,719

PROPERTY, PLANT AND EQUIPMENT - Net	469,167	501,793

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	379,736	362,913
	7,855,744	7,838,921

TOTAL	$12,603,636	$11,559,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,293,121	$1,228,545
Notes payable to stockholders	730,000	730,000
Notes payable, Harman	625,000	512,500
Current portion of long-term debt	880,024	885,127
Accrued salaries and benefits	664,602	506,892
Customer deposits	1,033,151	244,885
Other accrued expenses and liabilities	773,026	753,466
Total current liabilities	5,998,924	4,861,415

LONG-TERM DEBT, LESS CURRENT PORTION	9,097,533	9,009,890
Total liabilities	15,096,457	13,871,305

-#-

CONSOLIDATED CONDENCED SHEETS - continued	March 31,	December 31,
	2005	2004
	(unaudited)
STOCKHOLDERS’ DEFICIT
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 4,332,533 shares issued and outstanding at March 31,2005 and December 31, 2004	433,254	433,254
Additional paid-in capital	5,599,498	5,599,498
Accumulated deficit	(8,525,573)	(8,344,624)
Total stockholders’ deficit	(2,492,821)	(2,311,872)
TOTAL	$12,603,636	$11,559,433

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	March 31,	March 31,
	2005	2004

NET SALES	$3,274,492	$3,291,364
COST OF GOODS SOLD	1,373,927	1,383,257
Gross profit	1,900,565	1,908,107

OPERATING EXPENSES
Selling, general and administrative	1,363,608	1,244,181
Research and development	398,237	375,176
Depreciation	39,054	34,916
Total operating expenses	1,800,899	1,654,273
INCOME FROM OPERATIONS	99,666	253,834

OTHER EXPENSE:
Sundry	14,856	9,610
Interest	265,759	281,572
Total other expense	280,615	291,182

LOSS BEFORE INCOME TAXES	(180,949)	(37,348)

PROVISION FOR INCOME TAXES	0	0
NET LOSS	($180,949)	($37,348)
NET LOSS PER COMMON SHARE – BASIC AND
DILUTED	($0.04)	($0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and diluted	4,332,533	4,166,133

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net Loss	($180,949)	($37,348)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and amortization	56,870	56,961
Stock compensation	0	13,462

Changes in assets and liabilities:
Accounts receivable	(111,046)	115,611
Inventories	(399,206)	(58,897)
Prepaid expenses and other assets	(10,149)	(52,279)
Accounts payable and accrued expenses	1,254,572	283,534
Net cash provided by operating activities	610,092	321,044

INVESTING ACTIVITIES:
Capital expenditures	(24,244)	(57,716)
Net cash used in investing activities	(24,244)	(57,716)

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	53,000	0
Principal payments on notes payable to stockholders	(53,000)	(37,500)
Principal payments on long-term debt	(29,420)	(117,717)
Net cash used in financing activities	(29,420)	(155,217)

NET INCREASE IN CASH	556,428	108,111

CASH AT BEGINNING OF PERIOD	108,488	222,631

CASH AT END OF PERIOD	$664,916	$330,742

See accompanying notes to consolidated condensed financial statements.

-#-

(continued)

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2005	2004

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 69,881	$ 195,564

Supplemental schedule of non-cash financing activities:

Common stock issued for compensation	$ 0	$ 13,462

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of March 31, 2005 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2005 and 2004, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

2.      Significant Accounting Policies are as follows:

a.     Net loss per share

In calculating net loss per share for the three months ended March 31, 2005, the effects of 3,021,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive.  For the three months ended March 31, 2004, the effects of 2,815,000 shares relating to options to purchase common stock were not used for computing dilutive earnings per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.

-#-

Earnings per shares is calculated as follows:

	Three Months Ended March 31,
	2005	2004
Numerator
Net loss	($180,949)	($37,348)

Denominator
Weighted average shares	4,332,533	4,166,133

Basic and diluted loss per share	($0.04)	($0.01)

b.         New accounting pronouncements

     SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004.  SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123.  Pro forma disclosure is no longer an alternative.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as to the Company commencing with the interim reporting period that begins January 1, 2006.

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

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004.  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

-#-

c.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables and cash balances in excess of FDIC limits.

At March 31, 2005, the Company had trade receivables due from one customer representing approximately 41% of the receivable balance.  No other customer accounted for more than 10% of receivables at March 31, 2005.

-#-

3.

INVENTORIES

 Inventories consist of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)

Raw materials and supplies	$2,905,844	$2,782,860
Work in process	968,341	843,279
Finished goods	707,107	555,947
Total	4,581,292	4,182,086
Less obsolescence reserve	(1,809,410)	(1,809,410)
Inventories, net	$2,771,882	$2,372,676

4.

LONG-TERM DEBT

Long term-debt consists of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 6)	1,386,200	1,386,200
Solectron GmbH (see Note 6)	252,107	275,527
Vendor notes	16,979	16,979
Employee note	12,000	18,000
Total long-term debt	1,874,653	1,904,073
Less current portion	880,024	885,127
Total long-term debt, less current portion	994,629	1,018,946

Scheduled principal payments due within one year aggregate $625,000 as of March 31, 2005. Long-term debt at March 31, 2005 includes $8,102,904 owed to Harman (see note 5).

In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years.  Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal.  On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of

-#-

July 31, 2004, the Company has made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,746. The Company signed a new promissory note to replace the original note on August 3, 2004 which took effect August 1, 2004 for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of 5.0%  per annum through June 30, 2006. As of March 31, 2005, $27,367 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. As of March 31, 2005 the unpaid portion of these notes payable are $16,979.

5.

NOTES PAYABLE

Harman

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name “Orban.”  We paid the purchase price partially in cash and partially by issuing notes payable to Harman.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount of almost $8.5 million plus $1.0 million as of September 30, 2004 of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal quarter ended March 31, 2005, including our consolidated balance sheet as of March 31, 2005, do not reflect the debt restructure.  The effect of the debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth in Form 8-K which was filed with the Securities and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure. The amount owed to Harman at March 31, 2005 was $7,482,000 in principal and $1,391,100 in interest.

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in payment of debt as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a

-#-

short term loan from a related party lender who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.   No agreement about the terms and conditions of the payment or conversion has yet been completed.

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

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then-outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds the $700,000 note described above elects to convert the note into shares of our common stock, or issued stock options are exercised, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership interest after the entire transaction is completed.

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

Current maturities and obligations at March 31, 2005 are measured based on the terms agreed to with Harman in April 2005. Scheduled principal payments due within one year aggregate $625,000 as of March 31, 2005. Long-term debt at March 31, 2005 includes $8,102,904 owed to Harman.

Notes payable to stockholders

As noted above, on October 4, 2004 Jayson Russell Brentlinger, the related party lender who is a family member of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman Debt restructure executed in April 2005. The loan bears interest at 11.5% per annum and requires monthly interest-only installments. We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the

-#-

Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.

During June 2003 two stockholders loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at rate of 9% per annum. Both notes where due and payable with interest in June 2004. The Company will also issue options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two shareholders have verbally agreed to extend the loans and the Company continues to accrue interest under the loans.

On March 3, 2005 Robert McMartin (McMartin), the Company’s Vice President and Chief Financial Officer and Gary Clarkson the Company’s Vice President and General Manager loaned the Company $33,000 and $20,000, respectively.  These loans were repaid March 13, 2005. To induce Mr. McMartin and Mr. Clarkson to make the loans the Company promised to issue two options for every dollar loaned to purchase shares of common stock in CRLI.

On May 25, 2004, Mr. McMartin, the Company’s Vice President and Chief Financial Officer, loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due August 25, 2004 and paid, with interest at a rate of 16% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The loan was repaid to Mr. McMartin.

Interest expense on all stockholder loans for the three months ended March 31, 2005 was $22,782.

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

-#-

statement will cover any sales by Dialog4 of the 1,250,000 shares of stock that we issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought.

As part of the settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors of the Company; and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

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

On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. We owed Solectron $252,107 as of March 31 2005 and are current under the existing payment plan. As of March 31, 2005, the Company has cumulatively paid Solectron $462,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

ITEM 1A.  PRO FORMA FINANCIAL INFORMATION

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount of almost $8.5 million plus $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal quarter ended March 31, 2005 and the fiscal year ended December 31, 2004 do not reflect the debt restructure.  The effect of the debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth on Form 8-K which was filed with the Securities and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed). Accordingly, we will refer in this report to many relevant amounts as of September 30, 2004, the date immediately before such effective date.

-#-

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

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in repayment of debt as a condition to restructuring the remaining indebtedness of $7.5 million plus an additional $1.0 million of overdue interest. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party lender (related party lender) who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.  No agreement about the terms and conditions of the payment or conversion has yet been completed.

Prior to the debt restructure, our debt to Harman bore interest at a rate of 12.0% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived.  The remaining $249,530 of accrued interest was added to the total outstanding principal balance of the Company’s indebtedness to Harman.  After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000 (before giving effect to the waiver of certain unpaid interest and the addition of remaining accrued interest to the loan principal balance).  Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

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

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds our $700,000 note described above elects to convert the note into shares of our common stock, or issued stock options are exercised, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership interest after the entire transaction is completed.

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

-#-

anniversary of the date of the letter agreement referred to above.  The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.

We have included in this report pro forma financial information, which gives effect of the debt restructure as if it had occurred as of January 1, 2005. We provide this information because, among other reasons, we had anticipated that the restructuring would be completed prior to the end of the 2004 fiscal year and because of the significance of that restructuring to our financial condition.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(unaudited)
			Pro
	2005	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted

CURRENT ASSETS:
Cash	$664,916		$664,916
Accounts receivable, trade, net of allowance for doubtful accounts	688,617		688,617
Inventories	2,771,882		2,771,882
Other current assets	153,310		153,310
Total current assets	4,278,725		4,278,725

PROPERTY, PLANT AND EQUIPMENT - Net	469,167		469,167

OTHER ASSETS:
Goodwill	7,476,008		7,476,008
Other	379,736		379,736
	7,855,744		7,855,744
TOTAL	$12,603,636	-	$12,603,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,293,121		$1,293,121
Notes payable to stockholders	730,000		730,000
Notes payable, Harman	625,000		625,000
Current portion of long-term debt	880,024		880,024

-#-

Accrued salaries and benefits	664,602		664,602
Customer deposits	1,033,151		1,033,151
Other accrued expenses and liabilities	773,026		773,026
Total current liabilities	5,998,924		5,998,924

LONG-TERM DEBT, LESS CURRENT PORTION	9,097,533	5,068,145 (1)	4,029,388
Total liabilities	15,096,457	5,068,145	10,028,312

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET (unaudited)
MARCH 31, 2005 – continued

			Pro
	2005	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 4,332,533 shares issued and outstanding at March 31, 2005	433,254	361,380 (1)	794,634
Additional paid-in capital	5,599,498	1,355,176 (1)	6,954,674
Accumulated deficit	(8,525,573)	3,351,589 (1)	(5,173,984)
Total stockholders’ equity (deficit)	(2,492,821)	$5,068,145	2,575,324
TOTAL	$12,603,636	-	$12,603,636

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHD ENDED,MARCH 31, 2005
(Unaudited)			Pro
	2005	Pro	Forma
	Consolidated	Forma	As
	Historical	Adjustments	Adjusted
NET SALES	$3,274,492		$3,274,492
COST OF GOODS SOLD	1,373,927		1,373,927
Gross profit	1,900,565		1,900,565

OPERATING EXPENSES
Selling, general and administrative	1,363,608		1,363,608
Research and development	398,237		398,237
Depreciation	39,054		39,054
Total operating expenses	1,800,899		1,800,899
INCOME FROM OPERATIONS	99,666		99,666

OTHER EXPENSE: (INCOME)
Sundry	14,856		14,856
Income from debt restructure		(3,078,394)(2)	(3,078,394)
Interest	265,759	(224,460)(3)	41,299

Total expense (income)	280,615	(3,302,854)	(3,022,239)

INCOME (LOSS) BEFORE INCOME TAX	($180,949)	3,302,854	3,121,905

Income tax expense		1,280,000	1,280,000
Utilization of net operating loss carry forward		(1,280,000)	(1,280,000)
NET INCOME (LOSS)	($180,949)	$3,302,854	$3,121,905

NET (LOSS) PER COMMON SHARE – BASIC	($0.04)		$0.39
NET (LOSS) PER COMMON SHARE – DILUTED	($0.04)		$0.26

Weighted average shares outstanding --basic	4,332,533		7,945,533
Weighted average shares outstanding - diluted	4,332,533		12,120,411

-#-

Table for adjustment #1 to balance sheet

Aggregate principal owed to Harman at March 31, 2005	$ 7,482,000

Aggregate interest owed to Harman at March 31, 2005	1,439,460

Principal sum owed under restructured note	(3,227,000)

Aggregate interest to be paid to Harman under restructured note	(626,315)

Net obligation converted to common stock	$ 5,068,145

Common stock par value of shares issued	$ 361,380

Additional paid in capital credit for shares issued	1,355,176

Income recognized on restructure transaction, as if the
Restructure had occurred March 31, 2005	3,351,589

Net obligation converted to common stock, as above	$ 5,068,145

The value attributed to paid in capital for 3,613,000 shares issued to Harman is based on the $0.475 per share value indicated by the terms of the 2,104,000 share sale by Harman to the company's CEO for $1,000,000.

Table for adjustment #2 to statement of operations

Aggregate principal owed to Harman at January 1, 2005	$ 7,482,000

Aggregate interest owed to Harman at January 1, 2005	1,214,686

-#-

Principal sum owed under restructured note	(3,227,000)

Aggregate interest to be paid to Harman under restructured note	(674,736)

Net obligation converted to common stock	$ 4,794,950

Common stock par value of shares issued	$ 361,380

Additional paid in capital credit for shares issued	1,355,176

Income recognized on restructure transaction, as if the
Restructure had occurred January 1, 2005	3,078,394

Net obligation converted to common stock, as above	$ 4,794,950

The value attributed to paid in capital for 3,613,000 shares issued to Harman is based on the $0.475 per share value indicated by the terms of the 2,104,000 share sale by Harman to the company's CEO for $1,000,000

Table for adjustment #3 to statement of operations

Recorded interest expense to Harman for 2005	$ 224,460

Interest expense under revised note terms	(0)

Reduction in 2005 interest expense	$ 224,460

-#-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report.  This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 2, “Management’s Discussion and Analysis or Plan of Operation — Risk Factors.”  We qualify any forward-looking statements entirely by these cautionary factors.

Recent Developments

Restructure of Debt Owed to Harman

The restructure of our indebtedness owed to Harman International Industries, Inc. is also described above in Item 1A under the caption “PRO FORMA FINANCIAL INFORMATION”

Dialog4 Settlement

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

-#-

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

Our acquisition of the Dialog4 product line has led to the establishment of our new Orban Europe division offices in Ludwigsburg, Germany.  We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal and regulatory system and different accounting and reporting regulations.  Our European operations also expose us to risks arising from foreign currency fluctuations.

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

-#-

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

With the Harman debt restructure completed, management believes that it will be able to use cash flows to meet current operational needs and make  the scheduled principal and interest payments due Harman.

-#-

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	For the Three Months Ended
	March 31,
	2005	2004
Revenues:
Net sales	$3,274,492	$3,291,364
Other income	0	0
Total revenues	$3,274,492	$3,291,364
Gross profit on net sales	$1,900,565	$1,908,107
Gross profit margin	58%	58%
Net cash provided by operating activities	$610,092	$321,044
Net cash used in investing activities	($24,244)	($57,716)
Net cash used in financing activities	($29,420)	($155,217)
Net loss	($180,949)	($37,348)
Net loss as a percent of net sales	( 6%)	( 1%)
Loss per share – basic and diluted	($0.04)	($0.01)

Three Months Ended March 31, 2005 Compared To The Three Months Ended March 31, 2004

Net Sales.  Net sales during the three months ended March 31, 2005 were $3.3 million compared to $3.3 million during the comparable period in 2004, reflecting a steady trend. We currently have a backlog of around $2.7 million and are looking at increasing our capacity by contracting with subcontractors to do some of our low level assembly with the final assembly being processed in our Tempe plant to be done in parallel with the plant in San Leandro. Our aim is to be more responsive to our customers demand for our products while increasing our efficiencies.  We hope to begin shipping in parallel by the end of June.

Sales for our Orban Optimod products reported $2.9 million for the three months ended March 31, 2005 as compared to $3.0 million for the same period in 2004, a of 3%. Our CRL division reported net sales of $171,000 for the three months ended March 31, 2005 as compared to $146,000 for the same period in 2004, an increase of 21%.  This increase was the result of increased demand for our TV products in Canada. Orban Europe reported net sales of $196,000 during the three months ended March 31, 2005 compared to $162,000 during the comparable period in 2004, an increase of 17%.

Gross Profit.   Gross profit was 58% of net sales for the three months ended March 31, 2005 and 2004.  The steady production at our San Leandro facility helps us maintain our efficiencies while keeping the costs associated with set up, and labor to a minimum

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2005 was $1,365,000, an increase of 10% compared to $1,244,000 for the first quarter of 2004.  As a percentage of net sales, SG&A was 42% for the three months ended

-#-

March 31, 2005 as compared to 38% for the same period in 2004.  The increase in SG&A expense is due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses.

Research and Development.  Research and development expense was $400,000 for the three months ended March 31, 2005, an increase of 7% compared to $375,000 for the same period in 2004.  The increase resulted primarily from an increase in salaries.

Other Expense.   Other expense, net for the three months ended March 31, 2005 was $281,000 of which $224,000 represents interest expense to Harman International Industries, Inc. in connection with the seller carry-back loan that financed a portion of our purchase price for the Orban assets.  Other expense, net for the three months ended March 31, 2004 was $291,000, of which $255,000 represented interest expense to Harman.  Total interest expense was $266,000 for the three months ended March 31, 2005, a 6% decrease from $282,000 reported for the same period in 2004.  The decrease is associated with paying down some of our long-term obligations.

Net Loss.  Net loss was $181,000 for the three months ended March 31, 2005 compared to $37,000 for the same period in 2004.  The increase in net loss is primarily a result of increased selling expenses associated with the launch of new products.

Liquidity and Capital Resources

We had negative working capital of approximately $1.7 million at March 31, 3005, and the ratio of current assets to current liabilities was .70 to 1. At December 31, 2004, we had negative working capital of approximately $1.6 million and a current ratio of .66 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

Our financial results coupled with servicing the Harman debt (of $8.5 million prior to the debt restructure) strained our liquidity and made it difficult for us to focus on the Company’s core competencies. Under the terms of our debt agreement with Harman International, Inc. in effect prior to our restructure of our debt owed to Harman, Harman had the right to demand at any time that we immediately pay in full the outstanding balance of our debt.  If this had happened, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code.  Because of our inability to pay $8.5 million in principal and $1.0 million as of September 30, 2004 in accrued interest to Harman, should payment be demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accounting firm to add a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2003 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 million as of September 30, 2004 of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents.  The definitive agreements were executed on April 29, 2005.  Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure.  The effect of the debt restructure will first be reflected in our unaudited consolidated financial statements for the fiscal period which ends June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.  Those financial statements will be

-#-

included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The material contracts setting forth the terms of the debt restructure are set forth in Form 8-K which was filed with the Securities and Exchange Commission on May 4, 2005.

The restructure is encouraging for the Company because it reduced the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service payments have strained our liquidity. We are optimistic the restructure will allow the Company to focus on its operations and generate growth.

We have included in this report pro forma financial information, which gives effect of the debt restructure as if it had occurred during the quarter ended March 31, 2005.  We provide this information because, among other reasons, we had anticipated that the restructuring would be completed prior to the end of the 2004 fiscal year and because of the significance of that restructuring to our financial condition. Such pro forma financial statements are set forth in Item 1A above.

The debt restructure transaction reduced the principal portion of our total debt to Harman to just over $3.2 million. In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt and accrued interest prior to the restructure.

As part of the transaction, in 2004 we paid Harman $1,000,000 in cash in repayment of debt as a condition to restructuring the remaining indebtedness of $7.5 million plus an additional $1.0 million of overdue interest. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of the Company’s President and CEO.   The loan bears interest at 11.5% per annum and requires monthly interest-only installments.   We are negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company.   No agreement about the terms and conditions of the payment or conversion has yet been completed.

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

Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then outstanding shares of our common stock on a fully diluted basis after giving effect to the transactions described above.   If the related party lender who holds our $700,000 note described above elects to convert the

-#-

note into shares of our common stock, or issued stock options are exercised, we are obligated to issue to Harman as many additional shares as is then necessary to cause Harman to maintain a 19% ownership after the entire transaction is completed.

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

As described elsewhere in this report, on March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 in April 2005 when the settlement papers were signed and will pay an additional $475,000 one year after the settlement date. We also agreed to file with the SEC a registration statement under the Securities Act by June 30, 2005. The registration statement will cover any sales by Dialog4 of the 1,250,000 shares of stock we issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought.

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

Working capital generated from 2005 operations will be used to service our commitments as detailed above, excluding our obligations to Harman and Dialog4.  Any excess working capital generated from 2005 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes.  Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations.  We will closely monitor our working capital in 2005 as we evaluate any expenditure related to expansion.

Accounts receivable were $689,000 at March 31, 2005 compared to $578,000 at December 31, 2004 representing a net increase of $111,000 or 19%.  The increase is primarily due to increased sales in the month of March 2005.

Total inventories were $2,772,000 at March 31, 2005 compared to total inventories of $2,373,000 at December 31, 2004.  The increase of $399,000 or 17% is due in part to an increase in raw materials and work in process to reduce our backlog.

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

PART  II  -  OTHER INFORMATION

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

The above issuances were made in reliance upon the exemption from registration of securities provided by Section 4(2) of the Securities Act of 1933

ITEM 5.  OTHER  INFORMATION

Pursuant to Item 401(g) of Regulation S-B, the Company is required to describe any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.  The Company currently does not have in place any such procedures.

-#-

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1 31.2 32.1 32.2

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

-#-

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCUIT RESEARCH LABS, INC.

Dated: June 6, 2005

By: /s/ Robert W. McMartin

Robert W. McMartin

Vice President, Treasurer and

Chief Financial Officer

-#-

Exhibit Index

Exhibit Number	Description
31.1 31.2 32.1 32.2

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

-#-