Form 10QSB
period 2005-06-30
CIRCUIT RESEARCH LABS INC
filed 2005-08-19
CIK 725897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No.: 0-11353
CIRCUIT RESEARCH LABS, INC.
(Exact name of small business issuer as specified in its charter)

Arizona	86-0344671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1302 W. Drivers Way, Tempe, Arizona 85284
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (480) 403-8300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     The number of shares outstanding of each class of our common equity as of August 15, 2005 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.10	7,946,337

Circuit Research Labs, Inc.
Index to Form 10-QSB Filing
For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$95,793	$108,488
Accounts receivable, trade (net of allowance for doubtful accounts of $33,361 at June 30, 2005 and at December 31, 2004)	689,112	577,571
Inventories	3,309,677	2,372,676
Other current assets	111,929	159,984

Total current assets	4,206,511	3,218,719

PROPERTY, PLANT AND EQUIPMENT, NET	435,451	501,793

OTHER ASSETS:
Goodwill, net	7,476,008	7,476,008
Other	363,633	362,913

	7,839,641	7,838,921

TOTAL	$12,481,603	$11,559,433

See accompanying notes to consolidated condensed financial statements

(continued)
CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,680,846	$1,228,545
Notes payable to stockholders and related parties	730,000	730,000
Current portion of long-term debt	1,486,291	1,397,627
Accrued salaries and benefits	585,023	506,892
Customer deposits	572,617	244,885
Other accrued expenses and liabilities	840,972	753,466

Total current liabilities	5,895,749	4,861,415
NON-CURRENT LIABILITIES :
Accrued interest	315,362	0
Long-term debt, less current portion	2,995,690	9,009,890

Total Liabilities	9,206,801	13,871,305

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $100 par value — authorized, 500,000 shares, none issued
Common stock, $.10 par value — authorized, 20,000,000 shares, 7,946,337 and 4,332,533 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	794,635	433,254
Additional paid-in capital	8,386,940	5,599,498
Accumulated deficit	(5,906,773)	(8,344,624)

Total stockholders’ equity (deficit)	3,274,802	(2,311,872)

TOTAL	$12,481,603	$11,559,433

See accompanying notes to consolidated condensed financial statements

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three	Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES	$4,374,431	$3,127,863	$7,648,923	$6,419,227
COST OF GOODS SOLD	1,667,166	1,298,984	3,041,093	2,682,241

Gross profit	2,707,265	1,828,879	4,607,830	3,736,986

OPERATING EXPENSES:
Selling, general and administrative	1,685,181	1,444,983	3,048,789	2,689,164
Research and development	372,784	326,344	771,021	701,520
Depreciation	37,391	35,808	76,445	70,724

Total operating expenses	2,095,356	1,807,135	3,896,255	3,461,408

INCOME FROM OPERATIONS	611,909	21,744	711,575	275,578

OTHER (INCOME) EXPENSE
Sundry	(63,354)	9,265	(48,498)	18,875
Gain on debt restructure	(2,041,975)	0	(2,041,975)	0
Interest	98,438	276,191	364,197	557,763

Total other (income) expense	(2,006,891)	285,456	(1,726,276)	576,638

INCOME (LOSS) BEFORE INCOME TAXES	2,618,800	(263,712)	2,437,851	(301,060)
PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$2,618,800	($263,712)	$2,437,851	($301,060)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.38	($0.06)	$0.44	($0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	6,834,397	4,272,533	5,590,376	4,169,333
See accompanying notes to consolidated condensed financial statements.
        .

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$2,437,851	($301,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	114,393	114,450
Gain on debt restructure	(2,041,975)
Stock compensation	0	13,462
Changes in assets and liabilities:
Accounts receivable	(111,541)	185,221
Inventories	(937,001)	(291,199)
Other current assets	47,335	(39,963)
Accounts payable and other current liabilities	1,288,681	600,849

Net cash provided by operating activities	797,743	281,760

INVESTING ACTIVITIES:
Capital expenditures	(48,051)	(120,957)

Net cash used in investing activities	(48,051)	(120,957)

FINANCING ACTIVITIES:
Proceeds from shareholder advances	53,000	50,000
Repayment of shareholder advances	(53,000)	(75,000)
Principal payments on long-term debt	(762,387)	(191,612)

Net cash used in financing activities	(762,387)	(216,612)

NET DECREASE IN CASH	(12,695)	(55,809)
CASH AT BEGINNING OF PERIOD	108,488	222,631

CASH AT END OF PERIOD	$95,793	$166,822

See accompanying notes to consolidated condensed financial statements.

(continued)
CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Month Ended
	June 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$181,241	$359,390

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for compensation	$0	$13,462

Debt settled by issuance of common shares	$4,255,000	$0

See accompanying notes to consolidated condensed financial statements.

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
     The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of June 30, 2005 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been prepared without audit.
     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
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
2.	Significant Accounting Policies are as follows:
a.	Net income (loss) per share
     In calculating net loss per share for the three and six months ended June 30, 2005, the effects of 3,015,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the option exercise prices exceeded the market price of the common stock. For the three and six months ended June 30, 2004, the 3,015,000 shares relating to options to purchase common stock were not used for computing diluted net loss per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator Net income (loss)	$2,618,800	($263,712)	$2,437,851	($301,060)

Denominator
Weighted average shares	6,834,397	4,272,533	5,590,376	4,169,333
Basic and diluted income (loss) per share	$0.38	($0.06)	$0.44	($0.07)
b.	New accounting pronouncements
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
     At June 30, 2005, the Company had trade receivables due from one customer representing approximately 37% of the receivable balance. No other customer accounted for more than 10% of receivables at June 30, 2005.
d.	Income taxes
     The Company currently has a tax loss carry forward of approximately $7,731,000 which expires through 2024. The net income reported for the three and six month periods ended June 30, 2005 will be offset by the tax loss forward, and no income tax will be due, nor is any income tax expense required to be recorded.

     3. INVENTORIES
Inventories consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Raw materials and supplies	$3,082,977	$2,782,860
Work in process	1,321,042	843,279
Finished goods	715,068	555,947

Total	5,119,087	4,182,086
Less obsolescence reserve	(1,809,410)	(1,809,410)

Inventories, net	$3,309,677	$2,372,676
4. LONG-TERM DEBT
     Long term-debt at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 6)	882,232	1,386,200
Harman (see Note 5)	3,027,531	0
Solectron GmbH (see Note 6)	227,107	275,527
Vendor notes	129,744	16,979
Employee note	8,000	18,000

Total long-term debt	4,481,981	1,904,073
Less current portion	1,486,291	885,127

Total long-term debt, less current portion	$2,995,690	$1,018,946

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of 5.0% per annum through June 30, 2006. As of June 30, 2005, $27,367 is the balance of the note. The Company has not paid down the loan because it has receivables to offset the debt.
     In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. The existing balance as of June 30, 2005 relating to the conversion in 2001 is $16,979. In the second quarter of 2005 the Company converted an additional $125,562 of trade payables from a single vender into long term debt. As of June 30, 2005 the unpaid portion of all notes payable converted from trade payables is $129,744.
Notes payable to stockholders and related parties
     In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum. The Company signed a new promissory note to replace the original note on August 3, 2004 which took effect August 1, 2004 for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10.0% per annum commencing August 1, 2004. This obligation is reported as long-term debt.
     On October 4, 2004 Jayson Russell Brentlinger, a related party lender who is a family member of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. (see Note 5). The loan bears interest at 11.5% per annum and requires monthly interest-only payments. Management is negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.
     During June 2003, two stockholders loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at rate of 9.0% per annum. Both notes were due and payable with interest in June 2004. The Company will also issue options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in the third quarter of 2005. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two shareholders have verbally agreed to extend the loans and the Company continues to accrue interest under the loans.
     On March 3, 2005, Robert McMartin, the Company’s Vice President and Chief Financial Officer, and Gary Clarkson, the Company’s Vice President and General Manager, loaned the Company $33,000 and $20,000, respectively. These loans were repaid on March 13, 2005. To induce Mr. McMartin and Mr. Clarkson to make the loans, the Company will issue options to purchase two common shares for every dollar loaned.
     On May 25, 2004, Mr. McMartin loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due and paid on August 25, 2004, with interest at a rate of 16.0% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in the third quarter of 2005 as a result of the Harman debt restructure.
     Interest expense on all stockholder and related party loans for the three and six months ended June 30, 2005 was $20,753 and $43,535. Interest expense on stockholder and related party loans for the three and six months ended June 30, 2004 was $2,561 and $4,426.

5	HARMAN
     On May 31, 2000, the Company acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., The assets acquired included the rights to the name “Orban.” The purchase price was paid partially in cash and partially by issuing notes payable to Harman.
     On October 12, 2004, the Company executed a letter agreement with Harman, whereby the Company’s indebtedness to Harman, then in an amount of almost $8.5 million plus $1.0 million of accrued but unpaid interest, would be restructured. The definitive agreements were executed on April 29, 2005. The material contracts setting forth the terms of the debt restructure are set forth in a Form 8-K which we filed with the Securities and Exchange Commission on May 4, 2005. The transaction documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).
     The debt restructure transaction reduced total debt to Harman to just over $3.2 million. In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which includes approximately $1.0 million of accrued but unpaid interest) prior to the restructure.
     In October 2004 the Company paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of the Company’s President and CEO (see Note 4).
     Prior to the debt restructure, the Company’s debt to Harman bore interest at a rate of 12.0% per annum. As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived. The remaining $249,530 of accrued interest was added to the total outstanding principal balance of the Company’s indebtedness to Harman. After giving effect to the $1,000,000 principal payment, the principal amount due Harman by the Company was $7,482,000. Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.
     Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which shares Harman then sold to the Company’s President and Chief Executive Officer for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.
     Harman exchanged an additional $2,400,000 of indebtedness for additional shares of Company common stock, such that Harman owns approximately 1,509,000 shares, or 19% of the then-outstanding shares of common stock on a fully diluted basis after giving effect to the transactions described above. If the related party lender who holds the $700,000 note described above elects to convert the note into shares of common stock, or issued stock options are exercised, the Company is obligated to issue to

Harman as many additional shares as are then necessary to cause Harman to maintain a 19% ownership interest after the entire transaction is completed.
     The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is evidenced by a new note that (i) renews and extends (but does not extinguish) the Company’s indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears. Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009. The Company is required to make principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing in October 2007 through September 2008 and payments of $118,961 commencing in October 2008 through September 2009.The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.
     Harman waived $858,000 of unpaid interest and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s obligation by $4,255,000. The total $5,113,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,042,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
     In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation; accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.
6.	DIALOG4
     Dialog4 System Engineering, GmbH, was a German corporation that produced in the industry, including our Codec line of products. The Company purchased assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction. Those disputes were submitted to arbitration in Germany.
     In October 2004, the Arbiter awarded Dialog4 approximately $1.0 million. The Company increased its obligations from $712,000, the amount of principal and interest then due under the Company’s note payable to Dialog4 (see note 4) to $1,393,000. The difference of $681,135 was reported as the resolution of a business acquisition contingency in the third quarter 2004 Statement of Operations. The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4. Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.
     On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. The Company paid Dialog4 $490,000 on April 15, 2005 and will pay an additional $475,000 one year after the settlement date. The Company also agreed to, and has, filed with the SEC a registration statement under the Securities Act of 1934 by June 30, 2005. The registration statement covers any sales by Dialog4 of the 1,250,000 shares of stock that the Company issued to it in 2002 in partial payment of the purchase price of assets the Company bought.

     As part of the settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors of the Company; and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.
     Dialog4 agreed to the dismissal of the Arizona litigation without prejudice, and when all the terms and conditions of the settlement agreement have been met, Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.
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
     On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000. The final installment will be due October 15, 2005 in the amount of $15,681. The Company owed Solectron $227,107 as of June 30, 2005 and are current under the existing payment plan. As of June 30, 2005, the Company has cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. An amount of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

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

     We incurred losses of $1,506,917 and $384,877 during the years ended December 31, 2004 and 2003, respectively. Our financial results, coupled with servicing the Harman debt (approximately $8.5 million prior to the debt restructure) strained our liquidity and made it difficult for us to focus on the Company’s core competencies. Under the terms of our debt agreement with Harman International Industries Inc. in effect prior to our recent restructure of the debt owed to Harman, Harman had the right to demand immediate payment in full of the outstanding balance of our debt, which totaled approximately $9.7 million prior to the debt being restructured in April 2005. Had payment been demanded, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Because of our inability at that time to pay $8.5 million in principal and $1.2 million in accrued interest to Harman, should payment have been demanded, our difficulties in meeting our financing needs and our negative working capital position, our independent public accountants added a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2003 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.
     With the Harman debt restructure completed, management believes that it will be able to use cash flows to meet current operational needs and make the scheduled principal and interest payments due Harman.
Results of Operations
     The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Net sales	$4,374,431	$3,127,863	$7,648,923	$6,419,227
Other income (expense)	2,105,329	(9,265)	2,090,473	(18,875)

Total revenues	$6,479,760	$3,118,598	$9,739,396	$6,400,352

Gross profit on net sales	$2,707,265	$1,828,879	$4,607,830	$3,736,986
Gross profit margin	62%	58%	60%	58%
Net cash provided by (used in) operating activities	$187,651	($39,284)	$797,743	$281,760
Net cash used in investing activities	$23,807	$63,241	$48,051	$120,957
Net cash used in financing activities	$732,967	$61,395	$762,387	$216,612
Net income (loss)	$2,618,800	($263,712)	$2,437,851	($301,060)
Net income (loss) as a percent of net sales	60%	(8%)	32%	(5%)
Income (loss) per share – basic & diluted	$0.38	($0.06)	$0.44	($0.07)

Three And Six Months Ended June 30, 2005
Compared To The Three And Six Months Ended June 30, 2004
     Net Sales. Net sales during the three and six months ended June 30, 2005 were $4.4 million and $7.6 million, respectively, compared to $3.1 million and $6.4 million during the comparable periods in 2004 reflecting increases of 42% and 19%, respectively. The 42% increase for the three months ended June 30, 2005 compared to the same period in 2004 was primarily attributable to our introduction of the Optimod FM 8500 in January of 2005.along with an increased demand for the Company’s higher-end FM processors. The 19% increase in net sales for the six months ended June 30, 2005 was primarily attributable to an increase in overall demand for our higher-end FM processors. Our Orban office in San Leandro reported net sales for the three and six months ended June 30, 2005 of $4.1 million and $7.0 million, respectively, compared to $2.7 million and $5.7 million for the same periods in 2004. Our CRL office reported net sales for the three and six months ended June 30, 2005 of $60,000 and $231,000, respectively, compared to $80,000 and $226,000 for the same periods in 2004, representing a decrease of 33% and an increase of 2%, respectively. This decrease for the three months ended June 30,2005 was due to a reduced demand for our CRL line of products. The overall increase for the six months ended June 30, 2005 over the same period in 2004 was due to an overall increased demand for CRL’s TV line of products in the quarter ended March 31, 2005. Net sales for Orban Europe during the three and six months ended June 30, 2005 were $182,000 and $378,000, respectively, as compared to $309,000 and $471,000 for the same periods in 2004, reflecting a decrease of 41% and 20%. The decreases were primarily a result of decreased demand for our Codec line of products.
     Gross Profit. Gross profit for the three and six months ended June 30, 2005 was 62% and 60%, compared to 58% and 58% for the same periods in 2004. The increase of 4% and 2%, respectively, in gross profit is primarily due to the variable components of production costs associated with production runs in the San Leandro facility effectively reducing the indirect costs associated with set up and labor.
     Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2005 were $1,685,000 and $3,049,000, respectively, representing increases of 47% and 13%, respectively, compared to $1,145,000 and $2,689,000 reported the same periods during 2004. As a percentage of net revenue, SG&A decreased from 46% for the three months ended June 30, 2004 to 39% for the same period in 2005. SG&A as a percentage of net revenue decreased from 42% for the six months ended June 30, 2004 to 40% for the period in 2005. The decreases in SG&A expense are due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses coupled with a decrease in attorney’s fees associated with the conclusion of the Dialog4 arbitration. The company has increased its marketing staff and efforts in 2005 as compared to the prior year.
     Research and Development. Research and development expense during the three and six months ended June 30, 2005 was $373,000 and $771,000 respectively, compared to $326,000 and $702,000 during the comparable periods for 2004, respectively, reflecting increases of 14% and 10%. The overall increase is due to an increase in personnel associated with our PC line of products.
     Other Income (Expense). Other income for the three and six months ended June 30, 2005 was $2,007,000 and $1,726,000, respectively, of which $2,043,000 was other income resulting from the gain on the restructure of our debt to Harman. $107,000 and $299,000 expense respectively, was expense which represents interest to Harman in connection with the seller carry-back loan that financed a portion of our purchase of the Orban assets in 2000. Other expense, net for the three and six months ended June 30, 2004 was $285,000 and $577,000, respectively, of which $254,000 and $509,000, respectively, represented interest to Harman. Interest expense during the three and six months ended June 30, 2005 was $98,000 and $364,000, respectively compared to $276,000 and $558,000 for the same periods in 2004, respectively, reflecting a decrease of 64% and 35%, respectively.
     Net Income (Loss). Net Income for the three and six months ended June 30, 2005 was $2,619,000 and $2,438,000, respectively, compared to net loss of $264,000 and $301,000 for the same periods in 2004. The increase in net income is due primarily to the gain realized of $2,042,000 from the Harman debt restructure and in part to the increased operational profit attributed to the increase in sales along with our ability to keep costs down as a percentage of sales which is due in part to the variable component of operating expenses associated with the manufacturing of our products.
Liquidity and Capital Resources
     We had negative working capital of approximately $1.7 million at June 30, 2005, and the ratio of current assets to current liabilities was .71 to 1. At December 31, 2004, we had negative working capital of approximately $1.6 million and a current ratio of .66 to 1. The decrease in working capital is attributable to an increase in accounts payable and accrued expenses including accrued salaries and benefits.
     Historically, our financial results coupled with servicing the Harman debt (of $8.5 million in principal prior to the debt restructure) strained our liquidity and made it difficult for us to focus on the Company’s core competencies. On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents. The definitive agreements were executed on April 29, 2005. Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure. The effects of the debt restructure are reflected in our unaudited consolidated financial statements for the fiscal period ended June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed. The material contracts setting forth the terms of the debt restructure are set forth in a Form 8-K which we filed with the Securities and Exchange Commission on May 4, 2005 .
     The restructure is encouraging for the Company because it reduced the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service payments strained our liquidity. We are optimistic that the restructure will allow the Company to focus on its operations and generate growth.
     The debt restructure transaction reduced our total debt to Harman to just over $3.2 million. In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.
     In 2004 we paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of the Company’s President and CEO (see Note 4).
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
     As described in Note 6 to the Consolidated Condensed Financial Statements included elsewhere in this Report, on March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 in April 2005 when the settlement papers were signed and will pay an additional $475,000 one year after the settlement date. We also agreed to file with the SEC a registration statement under the Securities Act by June 30, 2005. The registration statement will cover any sales by Dialog4 of the 1,250,000 shares of stock we issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought.
     As part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute currently being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier resigned from our Board of Directors; the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

     With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make the scheduled principal and interest payments due Harman and Dialog4.
     Working capital generated from operations will be used to service our commitments as detailed above, excluding our obligations to Harman and Dialog4. Any excess working capital generated from 2005 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain financing for expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2005 as we evaluate any expenditure related to expansion.
     Accounts receivable were $689,000 at June 30, 2005 compared to $578,000 at December 31, 2004, representing a net increase of $111,000 or 19%. The increase is primarily due to increased sales in the month of June 2005.
     Total inventories were $3,310,000 at June 30, 2005 compared to total inventories of $2,373,000 at December 31, 2004. The increase of $937,000, or 39%, reflects an increase in raw materials, work in process and finished goods, with largest increase being in work in process. The increased inventories are in response to the need to reduce our order backlog.
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
     In 2004, we derived approximately 7% of our total revenues from our Orban Europe operations. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
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
     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 2,739,000 shares of our common stock and controls options ( held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares. Based on a total of 7,946,337 shares of our common stock issued and outstanding as of June 30, 2005, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 44% of our issued and outstanding shares. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.
We depend on a few key management persons.
     We are substantially dependent on the personal efforts and abilities of Charles Jayson Brentlinger, our Chairman, President and Chief Executive Officer, and Robert Orban, our Vice President and Chief Engineer. The loss of either of these officers or our other key management persons could harm our business and prospects for growth. As a result, we have obtained key man life insurance policies on the lives of each of these officers. We also have employment agreements with each of these officers.
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
     Under the rules and regulations of the Securities and Exchange Commission (SEC), as long as the trading price of our common stock on the OTC Bulletin Board is less than $5 per share, our common stock will come within the definition of a “penny stock.” On August 15, 2005, the closing sale price of our common stock on the OTC Bulletin Board was $0.38 per share. As a result, the trading of our common stock is subject to certain “penny stock” rules and regulations.
     The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealers presumed control over the market. Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer’s account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so. As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.

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

PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND ISSUER REPURCHASES OF EQUITY SECURITIES.
Recent Sales of Unregistered Securities
     Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended June 30, 2005 that were not registered under the Securities Act of 1933, as amended (the “Act”). All such securities issued are restricted securities and the certificates bear restrictive legends.
     The Company issued 2,104,000 shares on April 29, 2005 under the Harman debt restructure to Harman who then sold the shares to Mr. Charles Jayson Brentlinger the Company’s President and CEO secured by an intercreditor agreement.
     In connection with the restructure of its indebtedness to Harman (described elsewhere in this Report), the Company issued 1,509,804 shares to Harman, representing 19% of the outstanding common shares of the Company.
     The above issuances and the sale of shares by Harman to Mr. Brentlinger were made in reliance upon the exemption from registration of securities provided by Section 4(2) of the Securities Act of 1933.
ITEM 5. OTHER INFORMATION
     Pursuant to Item 401(g) of Regulation S-B, the Company is required to describe any material changes to the procedures by which security holders may recommend nominees to the Board of Directors. The Company currently does not have in place any such procedures.
     ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCUIT RESEARCH LABS, INC.

Dated: August 19, 2005	By:	/s/ Robert W. McMartin

Robert W. McMartin Vice President, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith).