Form 10QSB
period 2005-09-30
CIRCUIT RESEARCH LABS INC
filed 2005-11-21
CIK 725897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ____________
Commission File No.: 0-11353
CIRCUIT RESEARCH LABS, INC.
(Exact name of small business issuer as specified in its charter)

Arizona	86-0344671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1302 W. Drivers Way, Tempe, Arizona 85284
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (480) 403-8300
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by the checkmark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each class of our common equity as of November 15, 2005 is as follows:

Class of Common Equity Common Stock, par value $.10	Number of Shares 7,946,337

Circuit Research Labs, Inc.
Index to Form 10-QSB Filing
For the Quarter Ended September 30, 2005

Page
PART I — FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Condensed Balance Sheets – September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Condensed Statements of Operations – Three and Nine Months ended September 30, 2005 and 2004 (unaudited)	5

Consolidated Condensed Statements of Cash Flows – Nine Months ended September 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. CONTROLS AND PROCEDURES	28

PART II — OTHER INFORMATION	29

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES	29

SIGNATURE	30
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$102,815	$108,488
Accounts receivable, trade (net of allowance for doubtful accounts of $33,361 at September 30, 2005 and at December 31, 2004)	684,597	577,571
Inventories	3,353,325	2,372,676
Other current assets	146,116	159,984

Total current assets	4,286,853	3,218,719

PROPERTY, PLANT AND EQUIPMENT, NET	452,715	501,793

OTHER ASSETS:
Goodwill, net	7,476,008	7,476,008
Other	324,483	362,913

	7,800,491	7,838,921

TOTAL	$12,540,059	$11,559,433

     See accompanying notes to consolidated condensed financial statements

(continued)
CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,803,693	$1,228,545
Notes payable to stockholders and related parties	730,000	730,000
Current portion of long-term debt	1,432,947	1,397,627
Accrued salaries and benefits	614,492	506,892
Customer deposits	304,756	244,885

Other accrued expenses and liabilities	980,639	753,466

Total current liabilities	5,866,527	4,861,415

NON-CURRENT LIABILITIES :
Accrued interest	278,574	0
Long-term debt, less current portion	2,862,192	9,009,890

Total Liabilities	9,007,293	13,871,305

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $100 par value — authorized, 500,000 shares, none issued Common stock, $.10 par value — authorized, 20,000,000 shares, 7,946,337 and 4,332,533 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	794,635	433,254
Additional paid-in capital	8,386,940	5,599,498
Accumulated deficit	(5,648,809)	(8,344,624)

Total stockholders’ equity (deficit)	3,532,766	(2,311,872)

TOTAL	$12,540,059	$11,559,433

See accompanying notes to consolidated condensed financial statements

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	$3,934,374	$3,481,313	$11,583,297	$9,900,540
COST OF GOODS SOLD	1,561,309	1,528,681	4,602,402	4,210,922

Gross profit	2,373,065	1,952,632	6,980,895	5,689,618

OPERATING EXPENSES:
Selling, general and administrative	1,585,525	1,186,119	4,634,314	3,875,283
Research and development	462,073	339,373	1,233,094	1,040,893
Depreciation	13,258	37,867	89,703	108,591

Total operating expenses	2,060,856	1,563,359	5,957,111	5,024,767

INCOME FROM OPERATIONS	312,209	389,273	1,023,784	664,851

OTHER INCOME (EXPENSE)
Sundry, net	(14,550)	(13,369)	33,948	(32,244)
Interest	(39,695)	(280,252)	(403,892)	(838,015)
Gain on debt restructure	0	0	2,041,975	0
Resolution of business acquisition contingency	0	(312,420)	0	(312,420)

Total other income (expense)	(54,245)	(606,041)	1,671,031	(1,182,679)

INCOME (LOSS ) BEFORE INCOME TAX	257,964	(216,768)	2,695,815	(517,828)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	257,964	(216,768)	2,695,815	(517,828)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.03	($0.05)	$0.42	($0.12)
Diluted	$0.02	($0.05)	$0.27	($0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,946,337	4,262,968	6,384,326	4,200,773
Diluted	11,527,337	4,262,968	9,965,326	4,200,773
See accompanying notes to consolidated condensed financial statements

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income (Loss)	$2,695,815	($517,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	146,953	173,625
Stock compensation	0	61,462
Gain on debt restructure	(2,041,975)	0

Changes in assets and liabilities:
Accounts receivable	(107,026)	88,651
Inventories	(980,649)	(309,797)
Prepaid expenses and other assets	52,298	(97,296)
Accounts payable and accrued expenses	1,276,015	1,407,330

Net cash provided by operating activities	1,041,431	806,147

INVESTING ACTIVITIES:
Capital expenditures	(97,875)	(163,753)

Net cash used in investing activities	(97,875)	(163,753)

FINANCING ACTIVITIES:
Proceeds from shareholder advances	53,000	50,000
Repayment of shareholder advances	(53,000)	(112,500)
Principal payments on long-term debt	(988,425)	(237,833)

Net cash used in financing activities	(988,425)	(300,333)

NET INCREASE (DECREASE) IN CASH	(5,673)	342,061

CASH AT BEGINNING OF PERIOD	108,488	222,631

CASH AT END OF PERIOD	$102,815	$564,692

See accompanying notes to consolidated condensed financial statements.

(continued)
CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Month Ended
	September 30,
	2005	2004

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$244,245	$529,917

Supplemental schedule of non-cash operating and financing activities:

Common stock issued for compensation	$0	$61,462

Debt settled by issuance of common shares	$4,255,000	$0

See accompanying notes to consolidated condensed financial statements.

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. QUARTERLY CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of September 30, 2005 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 have been prepared without audit.
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
2. Significant Accounting Policies are as follows:
   a. Net income (loss) per share
     In calculating net income per share for the three and nine months ended September 30, 2005, the effects of 3,581,000 shares relating to options to purchase common stock were used for computing diluted earnings per share because the option exercise prices were lower than the market price of the common stock. For the three and nine months ended September 30, 2004, the effect of 3,015,000 shares relating to options to purchase common stock were not used for computing diluted net loss per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator
Net income (loss)	$257,964	($216,768)	$2,695,815	($517,828)

Denominator
Weighted average shares — basic	7,946,337	4,262,968	6,384,326	4,200,773
Weighted average shares — diluted	11,527,337	4,262,968	9,965,326	4,200,773

Basic income (loss) per share	$0.03	($0.05)	$0.42	($0.12)
Diluted income (loss) per share	$0.02	($0.05)	$0.27	($0.12)
b. New accounting pronouncements
     SFAS No. 123 (Revised 2004 as SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as to the Company commencing with the interim reporting period that begins January 1, 2006.
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

     SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or financial condition.
c. Concentration of Credit Risk
     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables and cash balances in excess of FDIC limits.
     At September 30, 2005, the Company had trade receivables due from one customer representing approximately 37% of the receivable balance. No other customer accounted for more than 10% of receivables at September 30, 2005.
   d. Income taxes
     The Company currently has a tax loss carry forward of approximately $7,731,000 which expires through 2024. The net income reported for the three and nine month periods ended September 30, 2005 will be offset by the tax loss forward, and no income tax will be due, nor is any income tax expense required to be recorded.
   3. INVENTORIES
     Inventories consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Raw materials and supplies	$2,954,747	$2,782,860
Work in process	1,368,636	843,279
Finished goods	839,352	555,947

Total	5,162,735	4,182,086
Less obsolescence reserve	(1,809,410)	(1,809,410)

Inventories, net	$3,353,325	$2,372,676

   4. LONG-TERM DEBT
Long term-debt at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 6)	854,192	1,386,200
Harman (see Note 5)	2,827,527	8,503,444
Solectron GmbH (see Note 6)	227,107	275,527
Vendor notes	176,946	16,979
Employee note	2,000	18,000

Total long-term debt	4,295,139	10,407,517
Less current portion	1,432,947	1,397,627

Total long-term debt, less current portion	$2,862,192	$9,009,890

     On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being paid in monthly installments of $1,200, including interest at the rate of 5.0% per annum through September 30, 2006. As of September 30, 2005, $27,367 is the balance of the note. The Company has not paid down the loan because it has receivables due from Avocet to offset the debt, which Avocet has agreed to.
     In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. The existing balance as of September 30, 2005 relating to the conversion in 2001 is $16,979. In the second quarter of 2005 the Company converted an additional $125,562 of trade payables from a single vender into long term debt. As of September 30, 2005 the unpaid portion of all notes payable converted from trade payables is $176,945.
Notes payable to stockholders and related parties
     In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum. The Company signed a new promissory note to replace the original note on August 3, 2004 which took effect August 1, 2004, at which date the outstanding balance was $180,000. This new note is payable on July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10.0% per annum commencing August 1, 2004. This obligation is reported as long-term debt.
     On October 4, 2004, Jayson Russell Brentlinger, who is a family member of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. (see Note 5). The loan bears interest at 11.5% per annum and requires monthly interest-only payments. Management is negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.
     During June 2003, two stockholders loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at 9.0% per annum. Both notes were due and payable with interest in June 2004. As previously agreed, in the third quarter of 2005 the Company issued options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two shareholders verbally agreed to extend the loans and the Company continues to accrue interest under the loans. Upon the request of one of the stockholders, on October 21, 2005 the Company repaid the $10,000 loan together with the accrued interest of $2,140.
     On March 3, 2005, Robert McMartin, the Company’s Vice President and Chief Financial Officer, and Gary Clarkson, the Company’s Vice President and General Manager, loaned the Company $33,000 and $20,000, respectively. These loans were repaid on March 13, 2005. To induce Mr. McMartin and Mr. Clarkson to make the loans, the Company issued options to purchase two common shares for every dollar loaned.

     On May 25, 2004, Mr. McMartin loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due and paid on August 25, 2004, with interest at a rate of 16.0% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options were issued in the third quarter of 2005 as a result of the Harman debt restructure.
     Interest expense on all stockholder and related party loans for the three and nine months ended September 30, 2005 was $26,486 and $70,021. Interest expense on stockholder and related party loans for the three and nine months ended September 30, 2004 was $1,023 and $5,449.
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

     Harman exchanged an additional $2,400,000 of indebtedness for 19 percent of the shares of the Company. Harman received approximately 1,509,000 shares at the time of the restructure, based on the issued and outstanding stock of the Company on that date. Harman will also receive additional shares equaling 19 percent of the number of shares of stock which is issued in the future as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of 815,927 additional shares to Harman, if all then-outstanding options are exercised. In addition, until the related party lender who holds the $700,000 note described definitively decides whether or not to convert the note into shares of common stock, Harman will receive additional shares equaling 19 percent of the number of shares of stock which are issued for any reason. After a transaction converting the related party debt into stock, Harman will have no right to additional shares of stock as the result of share issuances.
     The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is evidenced by a new note that (i) renews and extends (but does not extinguish) the Company’s indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears. Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009. The Company is required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing in October 2007 through September 2008 and payments of $118,961 commencing in October 2008 through September 2009.The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.
     Harman waived $858,000 of unpaid interest, and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s obligation by $4,255,000. This total $5,113,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,042,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
     In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation; accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.
6. DIALOG4
     Dialog4 System Engineering, GmbH, was a German corporation that produced various products in our industry, including our Codec line of products. The Company purchased assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction. Those disputes were submitted to arbitration in Germany.
     In October 2004, the Arbiter awarded Dialog4 approximately $1.0 million. On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. The Company paid Dialog4 $490,000 on April 15, 2005 and will pay an additional $475,000 one year after the settlement date. As required, the Company has filed with the SEC a registration statement under the Securities Act of 1934. The registration statement covers any sales by Dialog4 of the 1,250,000 shares of stock we issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought. The registration statement was declared effective on November 9, 2005.

     As part of the settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier resigned from the Board of Directors of the Company; and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.
     Dialog4 agreed to the dismissal without prejudice that it had filed to enforce the German Arbiter’s award of the Arizona litigation, and when all the terms and conditions of the settlement agreement have been met, Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.
     On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintained it did not undertake the obligation of Dialog4, but to settle the dispute, agreed to purchase the inventory, which it will use in the manufacture of Sountainer products.
     On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681. The Company currently still owes Solectron $227,107 as of September 30, 2005 because it has still has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which the Company was found to be responsible. As of September 30, 2005, the Company has cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.
7. SUBSEQUENT EVENTS
     On October 12, 2005, the Company entered into a loan agreement with an unrelated private investor for $200,000. The note is due and payable on or before October 12, 2010. The Company is required to make interest-only payments until the note is paid in full or is converted into common stock at the rate of $0.75 a share. The interest rate is 11% per annum. The proceeds were used for operational purposes.
     The Company recently announced that it will consolidate its US-based manufacturing into its corporate headquarters and manufacturing facility in Tempe, Arizona. The Company expects to have the consolidation completed by the end of June 2006. The Company has been working to increase its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from the Company’s Tempe plant. The goal is to be more responsive to customers’ demands for its products, while increasing efficiencies and maintaining the same production standards. The Company expects to incur one -time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. As a part of this consolidation, the Company’s Northern California Research and Design Center Group will remain in San Leandro, California.

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
     We recently announced that the Company will consolidate its US-based manufacturing into its corporate headquarters and manufacturing facility in Tempe, Arizona. The Company expects to have the consolidation completed by the end of June 2006. The Company has been working to increase its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from the Company’s Tempe plant. The goal is to be more responsive to customers’ demands for its products, while increasing efficiencies and maintaining the same production standards. The Company expects to incur one -time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. As a part of this consolidation, the Company’s Northern California Research and Design Center Group will remain in San Leandro, California.
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
Results of Operations
     The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Net sales	$3,934,374	$3,481,313	$11,583,297	$9,900,540
Other income (expense)	(54,245)	(606,041)	1,671,031	(1,182,672)

Total revenues	$3,880,129	$2,875,272	$13,254,328	$8,717,860

Gross profit on net sales	$2,373,066	$1,952,632	$6,980,895	$5,689,618
Gross profit margin	50%	56%	60%	57%
Net cash provided by operating activities	$243,688	$524,387	$1,041,431	$806,147
Net cash used in investing activities	$49,824	$42,796	$97,875	$163,753
Net cash used in financing activities	$226,038	$83,721	$988,425	$300,333
Net income (loss)	$257,964	($216,768)	$2,695,815	($517,828)
Net income (loss) as a percent of net sales	7%	-6%	23%	-3%
Income (loss) per share – basic	$0.03	($0.05)	$0.42	($0.12)
Income (loss) per share – diluted	$0.02	($0.05)	$0.27	($0.12)

Three And Nine Months Ended September 30, 2005
Compared To The Three And Nine Months Ended September 30, 2004
     Net Sales. Net sales during the three and nine months ended September 30, 2005 were $3.9 million and $11.6 million, respectively, compared to $3.5 million and $9.9 million during the comparable periods in 2004, reflecting increases of 11% and 17%, respectively. The 11% increase for the three months ended September 30, 2005 compared to the same period in 2004 was primarily attributable to our introduction of the Optimod FM 8500 in January of 2005 along with an increased demand for the Company’s higher-end FM processors. The 17% increase in net sales for the nine months ended September 30, 2005 was primarily attributable to an increase in overall demand for our higher-end FM processors. Our Orban office in San Leandro reported net sales for the three and nine months ended September 30, 2005 of $3.8 million and $10.8 million, respectively, compared to $2.9 million and $8.6 million for the same periods in 2004. Our CRL office reported net sales for the three and nine months ended September 30, 2005 of $67,000 and $298,000, respectively, compared to $295,000 and $521,000 for the same periods in 2004, representing a decrease of 77% and an increase of 43%, respectively. This decrease for the three months ended September 30, 2005 was due to an overall decreased demand for analog products. Net sales for Orban Europe during the three and nine months ended September 30, 2005 were $97,000 and $475,000, respectively, as compared to $289,000 and $760,000 for the same periods in 2004, reflecting a decrease of 66% and 38%. The decreases were primarily a result of decreased demand for our Codec line of products. We anticipate that our CRL line of products (which are primarily analog processors) and our codec products will remain at or near the lower 2005 figures at least in the near future
     Gross profit. Gross profit for the three and nine months ended September 30, 2005 was 60% and 60%, compared to 56% and 57% for the same periods in 2004. The increase of 4% and 3%, respectively, in gross profit is primarily due to the variable components of production costs associated with increased production runs in the San Leandro, California facility effectively reducing the indirect costs associated with set up and labor. The increase was also due to the increased efficiencies brought on by outsourcing our lower-level board production which is part of our intent to consolidate our U.S. based manufacturing into our corporate headquarters and manufacturing facility in Tempe, Arizona. The consolidation will allow us to be more responsive to customer demands and increase our efficiencies. The Company expects to realize a savings of approximately $750,000 annually once the consolidation is complete. The Company expects nonrecurring costs associated with this consolidation to be approximately $350,000. As part of this consolidation, the Northern California plant will become the Northern California Research and Design Center Group, located just north of Silicon Valley in San Leandro. The Company expects the consolidation to be completed by the end of June 2006.
     Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2005 were $1,585,000 and $4,634,000, respectively, representing increases of 34% and 20%, respectively, compared to $1,186,000 and $3,875,000 reported the same periods during 2004. An amount of $353,000 recorded for three months ended September 2005 represents the initial recording of accrued compensation expense related to the Company’s increased share price relative to stock options that we repriced in December 2004. As a percentage of net revenue, SG&A increased from 34% for the three months ended September 30, 2004 to 40% for the same period in 2005. SG&A as a percentage of net revenue increased from 39% for the nine months ended September 30, 2004 to 40% for the period in 2005. The increase in SG&A expense is due primarily to the $353,000 of accrued compensation expense referred to above. A portion of the increase is also the variable component of SG&A relating to our domestic and international sales and marketing expenses. The Company has increased its marketing staff and efforts in 2005 as compared to the prior year.

     Research and Development. Research and development expense during the three and nine months ended September 30, 2005 was $462,000 and $1,233,000 respectively, compared to $339,000 and $1,041,000 during the comparable periods for 2004, respectively, reflecting increases of 27% and 17%. The overall increase is due to an increase in personnel associated with our PC line of products.
     Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 2005 was ($54,000) and $1,671,000 respectively, of which $2,042,000 was other income resulting from the gain on the restructure of our debt to Harman. Amounts of $45,000 and $344,000 expense, respectively, is interest to Harman in connection with the seller carry-back loan that financed a portion of our purchase of the Orban assets from Harman in 2000. Other expense, net, for the three and nine months ended September 30, 2004 was ($606,000) and $1,183,000, respectively, of which $254,000 and $763,000, respectively, represented interest to Harman. Interest expense during the three and nine months ended September 30, 2005 was $40,000 and $404,000, respectively compared to $280,000 and $838,000 for the same periods in 2004, respectively, reflecting a decrease of 86% and 52%, respectively. The decrease in interest expense is attributable to the restructuring of our debt owed to Harman, which included reducing both the total amount of the debt and the interest rate. See Note 5 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Report.
     Net Income (Loss). Net income for the three and nine months ended September 30, 2005 was $257,000 and $2,695,000, respectively, compared to net loss of $217,000 and $518,000 for the same periods in 2004. The increase in net income is due primarily to the gain realized of $2,042,000 from the Harman debt restructure and also to the increased operational profit attributed to the increase in sales, along with our ability to reduce the variable component of operating expenses associated with the manufacturing of our products.
Liquidity and Capital Resources
     We had negative working capital of approximately $1.5 million at September 30, 2005, and the ratio of current assets to current liabilities was .73 to 1. At December 31, 2004, we had negative working capital of approximately $1.6 million and a current ratio of .66 to 1. The increase in working capital is attributable to the principal reductions in the Company’s long-term loans.
     On October 12, 2005, the Company entered into a loan agreement with an unrelated private investor for $200,000. The note is due and payable on or before October 12, 2010. The Company is required to make interest-only payments until the note is paid in full or is converted into common stock at the rate of $0.75 a share. The interest rate is 11% per annum. The proceeds were used for operational purposes.
     Historically, our financial results coupled with servicing the Harman debt (of $8.5 million in principal prior to the debt restructure) strained our liquidity and made it difficult for us to focus on the Company’s core competencies. On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents. The definitive agreements were executed on April 29, 2005. Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, do not reflect the debt restructure. The effects of the debt restructure were first reflected in our unaudited consolidated condensed financial statements for the fiscal quarter ended June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed.

     The restructure is encouraging for the Company because it reduced the company’s debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service payments strained our liquidity. We are optimistic that the restructure will allow the Company to focus on its operations and generate growth.
     The debt restructure transaction reduced our total debt to Harman to just over $3.2 million. The debt restructure is described in Note 5 to our Consolidated Condensed Financial Statements which are included in Part I, Item 1 of this Report.
     The $3,227,530 of indebtedness owed to Harman after giving effect to the debt restructure is evidenced by a new note that, among other things, reduces the interest rate on the debt to 6% per annum, with interest payable monthly in arrears. Principal repayment of the note is amortized over a five year period, and the final scheduled principal payment under the note is due October 12, 2009. The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.
     As described in Note 6 to the Consolidated Condensed Financial Statements included elsewhere in this Report, on March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 in April 2005 when the settlement papers were signed and will pay an additional $475,000 one year after the settlement date.
     As part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier resigned from our Board of Directors; the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.
     With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make the scheduled principal and interest payments due Harman and Dialog4.
     Working capital generated from operations will be used to service our commitments as detailed above. Any excess working capital generated from 2005 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain financing for expansion expenditures, as well as financing for other purposes. Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2005 as we evaluate any expenditure related to expansion.
     Accounts receivable were $685,000 at September 30, 2005 compared to $578,000 at December 31, 2004, representing a net increase of $107,000 or 19%. The increase is primarily due to increased sales in the month of September 2005.
     Total inventories were $3,353,000 at September 30, 2005 compared to total inventories of $2,373,000 at December 31, 2004. The increase of $980,000, or 41%, reflects an increase in raw materials, work in process and finished goods, with largest increase being in work in process. The increased inventories are in response to the need to build stock for the consolidation of the Company’s U.S. manufacturing facilities in an attempt to stay responsive to our customers.

     For the year ending December 31, 2005, our principal working capital requirements will be the payment of normal recurring operating costs. Management believes that these requirements can be met from the operating cash flows.

RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the material risk factors listed below and all other information contained in this prospectus before investing in our common stock. You should also keep these risk factors in mind when you read the forward-looking statements. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.
     If any of the following risks occur, our business, our quarterly and annual operating results or our financial condition could be materially and adversely affected. In that case, the market price of our common stock could decline or become substantially volatile, and you could lose some or all of your investment.
Our independent auditors have included a “going concern” paragraph in their report on our financial statements.
     While our independent auditors expressed an unqualified opinion on the financial statements, our independent auditors did include an explanatory paragraph indicating that there is substantial doubt about our ability as a going concern due to our reported net losses and working capital deficit. Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or pursuing remedies to collect debt which is in default. In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt. While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness. Our financial condition and the “going concern” emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.
As a result of our outstanding debt obligations, we have significant ongoing debt service requirements which may adversely affect our financial and operating flexibility.
     Even after giving effect to the Harman debt restructure, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments. As of September 30, 2005, over the next twelve months, we need approximately $1,432,947 to pay scheduled installments of the principal on our existing debt. If we fail to generate sufficient cash from its operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.
Our ability to obtain an outside line of credit is subject to the approval of our current creditors and, if such approval is withheld, our ability to compete effectively in our industry could be jeopardized.
     Under the terms of our agreements with Harman, we are bound by certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of Harman. This limitation on our ability to obtain lines of credit may curtail our ability to make strategic acquisitions and to conduct research and development. This in turn could jeopardize our competitive position within our industry. In addition, our obligation to Harman is secured by a security interest in substantially all of our assets. Our inability to grant a security interest to other lenders is another factor that may limit our ability to obtain third party financing.
Foreign currency fluctuations could adversely affect our results of operations.
     In 2002, we acquired the assets of Dialog4. Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany. Transactions and expenses of our Orban Europe operations are conducted in Euros which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results. For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe. Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro. As foreign exchange rates vary, our results from operations and profitability may be adversely affected.
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
     Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 3,035,000 shares of our common stock and controls options (held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares. Based on a total of 7,946,337 shares of our common stock issued and outstanding as of November 15, 2005, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 42.42% of our issued and outstanding shares. This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.
We depend on a few key management persons.
     We are substantially dependent on the personal efforts and abilities of Charles Jayson Brentlinger, our Chairman, President and Chief Executive Officer, and Robert Orban, our Vice President and Chief Engineer. The loss of either of these officers or our other key management persons could harm our business and prospects for growth.
Consolidating our Orban manufacturing facility into our Tempe manufacturing facility subjects us to a number of risks that are beyond our control which could result in production interruptions.
     Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products. The planned consolidation of our U. S. manufacturing facilities into our Tempe facility subjects us to a number of risks that are beyond our control and could result in production interruptions. Our Orban office is currently located in San Leandro, California, and we expect to complete the consolidation by June 30, 2006. While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods. We could experience unforeseen delays in setting up the infrastructure in the Tempe location. We could also experience labor shortages if experienced personnel do not relocate to the Tempe facility.

The liquidity of our common stock could be restricted because our common stock falls within the definition of a Penny Stock.
     Pursuant to Rule 3a51-1 of the Securities Exchange Act of 1934, as amended, our common stock is considered “penny stock,” and as such, certain sales restrictions apply to these securities. The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer’s presumed control over the market. Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer’s account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so. As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.
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
FORWARD-LOOKING STATEMENTS
     This prospectus contains forward-looking statements. Forward-looking statements include indications regarding our intent, belief or current expectations. Discussions in this prospectus under the headings “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Business,” as well as in other parts of this prospectus include forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, prospects and intentions, markets in which we participate and other statements in this prospectus that are not historical facts. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. When used in this prospectus, the words “expect,” “project,” “may,” “will,” “should,” “anticipate,” “believe,” “estimate,” “intend,” “objective,” “plan,” “seek” and similar words and expressions, or the negatives of these words or expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in “Risk Factors” and in other sections of this prospectus. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We qualify any forward-looking statements entirely by these cautionary factors.

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

PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND ISSUER REPURCHASES OF EQUITY SECURITIES.
Recent Sales of Unregistered Securities
     There were no sales of our common stock (or transactions deemed to be sales) during the quarter ended September 30, 2005 that were not registered under the Securities Act of 1933, as amended (the “Act”). All such securities issued are restricted securities and the certificates bear restrictive legends.
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

CIRCUIT RESEARCH LABS, INC.
Dated: November 21, 2005	By:	/s/ Robert W. McMartin
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