Form 10KSB
period 2005-12-31
CIRCUIT RESEARCH LABS INC
filed 2006-04-19
CIK 725897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-11353
CIRCUIT RESEARCH LABS, INC.
(Name of small business issuer in its charter)

Arizona	86-0344671

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
7970 South Kyrene Rd
Tempe, Arizona 85284
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (480) 403-8300

Securities registered under Section 12(b) of the Exchange Act:
None

(Title of Class)
Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
   Indicate by the checkmark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s net revenues for the year ended December 31, 2005 were $15,189,848
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006 was $2,642,745
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) __________
APPLICABLE ONLY TO CORPORATE REGISTRANTS
     State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
8,623,470 shares of Common Stock outstanding on April 14, 2006
DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference to this Form 10-KSB.
     Transitional Small Business Disclosure Format (check one):
               Yes [ ] No [X]

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview and Debt Restructure in April 2005.
     We develop, manufacture and market electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets. Our main product lines control the audio quality and range of radio, television, cable and Internet audio reception and allow radio and television stations to broadcast in mono and stereo. We operate through two sets of operations, our Orban operations and, our CRL operations, and we generally refer to our company on the whole as “CRL”. Our Orban operations manufactures and markets audio processing equipment, primarily using digital technology, under the Orban, Optimod, Audicy and Opticodec brand names. Our CRL operations also manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. We believe that both operations are associated within the industry with innovative and quality broadcast equipment solutions.
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
     On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name “Orban.” Since its founding in 1974, Orban has been a producer of audio editing and processing equipment. Today, Orban is a manufacturer of broadcast transmission audio processing equipment. Because approximately 80% of our historic CRL products are analog and 80% of Orban’s products are digital, our acquisition of Orban has combined two complementary product lines. We are now in a position to offer a full range of digital and analog audio processing products at multiple price points. Additionally, we benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities. Our objective is to grow through constant redesign of our existing products to keep pace with technological improvements and through expansion into the emerging markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.
     We generated a net income of $2,583,906 for the year ended December 31, 2005 compared to a net loss of $1,506,917 reported in 2004. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman International, Inc. as a result of our acquiring the assets of Orban, Inc. During 2004, the expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies. As discussed below, we restructured our indebtedness owed to Harman pursuant to documents we executed on April 29, 2005. Under the terms of our debt agreements with Harman International Inc. in effect prior to our restructure of our debt owed to Harman, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million). If this had happened, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Because of our inability to pay $8.5 million in principal and $1.2 million as of December, 2004 in accrued interest to Harman, if payment had been demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent, registered public accounting firm adding a “going concern” emphasis paragraph to their report on our financial statements for the year ended December 31, 2005 and 2004, by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. Please refer to the discussion in “Dialog4 Settlement” for a more complete discussion of the settlement.
     On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount of almost $8.5 million in principal plus an additional $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents. The definitive agreements were executed on April 29, 2005. Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, did not reflect the debt restructure. The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed. Those financial statements are included in our quarterly report on Form 10-QSB for the period ending June 30, 2005. The material contracts setting forth the terms of the debt restructure are set forth as exhibits to our current report on Form 8-K which was filed with the Securities and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).
     The restructure is encouraging because it reduced our debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service (prior to the debt restructure) have strained our liquidity. We are optimistic the restructure will allow us to focus on its operations and generate growth.
     The debt restructure transaction reduced our total debt to Harman to just over $3.2 million. In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.
     In October 2004 we paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from our operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of our President and CEO (see Note 4).
     Prior to the debt restructure, our debt to Harman bore interest at a rate of 12.0% per annum. As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived. The remaining $249,530 of accrued interest was added to the total outstanding principal balance of our indebtedness to Harman. After giving effect to the $1,000,000 principal payment, the principal amount due Harman by us was $7,482,000. Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

     In April last Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of our common stock, which shares Harman then sold the shares to our President and Chief Executive Officer for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.
     Harman exchanged an additional $2,400,000 of indebtedness for 19 percent of the shares of us. Harman received approximately 1,509,000 shares at the time of the restructure, based on the issued and outstanding stock on that date. Harman will also receive additional shares equaling 19 percent of the amount of any stock which is issued in the future as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of 815,927 additional shares to Harman, if all currently outstanding options are exercised. In addition, if the related party lender who holds the $700,000 note described above elects whether to convert the note into shares of common stock, Harman will receive additional shares equaling 19 percent of the amount of any stock which is issued in the future for any reason. Harman will have no right to additional stock as the result of new stock issuances.
     The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is evidenced by a new note that (i) renews and extends (but does not extinguish) our indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears. Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009. We are required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing from in October 2007 through September 2008 and payments of $118,961 commencing in October 2008 through September 2009. Our indebtedness to Harman is secured by a security interest covering all of our assets.
     In summary Harman waived $935,000 of unpaid interest and was issued 3,613,000 shares of our common stock to reduce our obligation by $4,255,000. The total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
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
     Most governments throughout the world require radio and television broadcast stations to control their signal’s modulation level and occupied bandwidth. Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals. According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2005. The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2005, to be over 48,400 and over 19,200, respectively. Although there has been consolidation in the radio industry in the United States, it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data. Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.
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
     Much of the Internet’s rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web’s capabilities and improved users’ experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and e-mail services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible. The development of streaming media products from companies such as Microsoft Corporation and RealNetworks, Inc. enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous “streams” of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kbps narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies. We believe there are now over 6,100 radio stations with Internet sites. This includes over 4,700 radio stations that are offering Webcast or streaming services. With the Internet having no geographic limits, thereby allowing a worldwide audience to listen to existing radio stations, the potential for generating revenues can increase. The audio quality of these Internet radio streams still lags behind that of conventional audio. We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, as outlined below.
Business Plan and Growth Strategy
     Our strategy consists of the following:
     Stream-line Operations. We continue to work to streamlining our operations of the former Orban with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. The combined operation of Orban/CRL provided many new products and product lines. Both Orban and CRL products have been and will continue to be sold through dealership networks as well as international distributors.
     Manufacturing. We are in the process of consolidating our US manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from our new headquarters in Tempe, Arizona. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We expect to incur one time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. We expect that it will be shipping nearly all of its US manufactured products out of the new Tempe plant by the middle of April 2006.
     As a part of this consolidation, Our Northern California Research and Design Center Group will remain in San Leandro, California, just north of Silicon Valley. The Northern California Research and Design Center Group will remain in the Bay Area, close to the country’s most advanced digital technology enterprises. The Company anticipates it will move the Northern California Research and Design Center into a smaller facility located near its current San Leandro plant.
     We currently have a backlog of orders totaling approximately $2.0 million.
     Focus on Core Audio Processing Business. We will continue to focus on growing our core audio processing business because:
•	We believe that we are a leading producer of broadcast transmission audio processing equipment for the broadcast industry;

•	Although there has been consolidation in the radio industry in the U.S., it is our experience, based upon our sales trends, that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data;

•	Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life; and

•	We believe that our product depth, technical superiority, and strong distribution channels have positioned us to increase our market share, especially in burgeoning international markets where growth is being spurred by increased radio station usage and the issuance of new radio licenses;
     Develop New Products and Acquire Additional Product Lines. We are exploring and developing new products, such as our Opticodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet, as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability. We devoted approximately $1.6 million and $1.4 million to research and development in each of 2005 and 2004, respectively, primarily related to our PC based products and our Opticodec products. We intend to continue in the future to devote a significant percentage of our revenue to research and development. In addition, we intend when circumstances permit to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products.
     Increase Penetration in Emerging Markets. We believe that the emergence of rich multimedia capabilities, such as streaming audio and video, has significantly enhanced the effectiveness of the Web as a global mass communications medium and has accelerated the adoption of corporate intranets as a means to improve communications within enterprises. These enhanced multimedia capabilities, combined with the unique interactive properties of the Internet, are attracting a large and expanding audience and an increasing breadth and depth of content and online commercial applications. As the Web continues to evolve as a mass communications medium, we believe that certain types of content currently delivered through traditional media, such as radio and television, increasingly will be delivered over the Internet. We believe that we already have many of the products for the audio quality issues being presented by these new formats and delivery systems, and we intend to leverage our technologies in the rapidly growing markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery including our Optimod-PC.
Principal Products
     Our CRL operation manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names. Our Orban operation also manufactures and markets audio processing equipment, but primarily using digital technology, under the Orban, Optimod, Audicy and Opticodec brand names. The combined product line can be separated into four different series or product families: FM Series, AM Series, TV Series, and other audio post-production workstations.
     In 2005, our Orban products, which include our office in Germany, accounted for 98% of net sales while our CRL products accounted for the remaining 2%. In 2004, our Orban products, including the German office, accounted for 94% of net sales and our CRL products accounted for the remaining 6%.
The FM Series of Products

     Optimod-FM 8500. The 8500 was introduced in February 2005. The Optimod-FM 8500 is designed to be Orban’s new flagship processor and the next step beyond the Optimod-FM 8400. The 8500 features versatile five-band and two-band processing for both analog FM transmission and digital radio, the 8500 provides the industry’s most consistent sound, track-to-track and source-to-source. This consistency allows one to create a sonic signature for transmission with the assurance that your signature will stay locked in, uniquely branding to one’s own sound. The Optimod –FM 8500 allows the customer to save money by not having to purchase more than one processor because the 8500 with double the DSP horse power allows FM stations to simultaneously transmit iBiquity’s HD Radio®, Eureka 147, or a netcast (where it works particularly well with Orban’s aacPlus® Opticodec-PC® LE). The 8500 provides stereo enhancement, equalization, AGC, multiband compression, low-IM peak limiting, stereo encoding, and composite limiting; everything that even the most competitive major market station needs to stand out on the dial.
     Optimod-FM 8300. The 8300 was introduced in the spring of 2003. It is our mid-priced digital-FM processor, replacing the Optimod-FM 8200 Signature Series in our product line. The 8300 sets a new standard for audio quality at its price point. It uses a significant amount of technology first developed for the flagship 8400 product, including window-gated dual-band AGC, a versatile equalization section, an “intelligent” clipper distortion controller, our patented “Half-Cosine Interpolation” composite limiter, and our patented ITU multiplex power controller, which is important for customers in some European countries. The 8300 will run all 8400 “low latency” presets, allowing presets to be developed on the 8400 and ported to the 8300 via the 8300’s included PC Remote software. The 8300 is the first of our products to use a new modular control microprocessor platform, based on a 100 MHz 586-class microprocessor and offering built-in Ethernet networking. We expect to lower the cost of manufacturing and development by applying this new modular platform its new products.
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
The AM Series of Products
     Optimod-AM 9400. We introduced Optimod-AM 9400 in September of 2005. This is our new flagship AM processor, offering independent processing for analog AM (mono or stereo) and digital channels like HD AM, netcasts, and Eureka 147.
     Optimod-AM 9200. The Optimod-AM 9200 was our top-of-the-line digital audio processor for monophonic AM radio stations, which enables the user to maximize the sound quality available within the limitations of the AM channel.

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
     Optimod-TV 8382. The Optimod-TV 8382 is a digital audio processor designed for analog television audio, whether mono, stereo or dual-language, and is compatible with all monophonic and stereo broadcast systems.
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
Other Products
     Optimod 6200S. The Optimod 6200S is our digital audio processor for Internet Webcasters.
     Optimod-DAB 6200. The Optimod-DAB 6200 is the first audio processor designed specifically for digital audio broadcasting (DAB).
     Audicy. Orban manufactures and sells digital audio production and video post-production workstations under the Audicy brand name. The workstations feature a simple set of controls and other features designed to reduce customer training costs.
     Opticodec. We announced the introduction of a new line of codecs in October 2000, which are being sold under the Opticodec brand name. The term “codec” is derived from the words “enCOde” and “DECode” and represents a technology utilized in the transfer of digital data. Our Opticodec line of products allow our customers to send high-quality digital audio over the Internet, computer networks and special Integrated Services Digital Network (ISDN) telephone lines.
     Opticodec-PC. In March 2004, we announced Opticodec-PC, which allows netcasters to stream audio encoded with the aacPlus® codec, which the Company licensed from its creator, Coding Technologies Inc. aacPlus is generally acknowledged as the highest quality codec for low bit rates. Thanks to aacPlus technology, Opticodec-PC offers entertainment-quality streaming in stereo at 32 kilobits per second, permitting audiences on dial-up Internet connections to enjoy high-quality streaming audio for the first time, while greatly reducing bandwidth costs for high-volume netcasters. Opticodec-PC comes in two versions. The professional “PE” version is bundled with our Optimod-PC audio card, and supports multiple streams. The consumer “LE” version will work with any Windows sound card, but only supports one stream and is limited to bit rates of 32 kilobits per second and below.
     The Opticodec-PC family is versatile, allowing customers to stream or download to widely available free players like Winamp and RealPlayer. Opticodec-PC 1010 PE (Professional Edition) supports 3GPP streaming to mobile devices. All versions of Opticodec-PC support both HTTP and RTP-based servers, including the free Apple Darwin server, Real/Helix, SHOUTcast ® / Icecast2, and Ultravox 3®. All versions of the 1010 streaming encoder feature reliable auto-reconnect in case of network interruption and feature robust, hassle-free implementation of metadata (like artist and title information). The Opticodec-PC family is professional, industrial-strength software suitable for anything from an individual’s desktop netcast to a major organization’s multiple streaming to thousands of client players.
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
     In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest indirect purchasers of our audio processing and post-production equipment. In 2005, our largest customer, Harris Corporation, accounted for approximately 23% of net sales. In 2004, the same customer accounted for approximately 19% of net sales. Our second largest customer, Broadcast Supply Worldwide, accounted for just over 12% of our net sales for 2005 representing a decrease of 4% from 2004. Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. In 2005, our domestic customers account for approximately 43% of our sales revenues, while foreign customers accounted for 57% of our net sales revenue. In 2004, our domestic customers accounted for approximately 38%, while our foreign customers accounted for approximately 62% of our net sales revenue. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.
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
     As of April 1, 2006, we hold the following U.S. patents which we deem to be of material importance to our competitive position within our industry:
•	United States Patent No. 4,837,824, entitled “Stereophonic Image Widening Circuit” Grant Date: June 6, 1989, expires in 2009

•	United States Patent No. 5,050,217, entitled “Dynamic Noise Reduction and Spectral Restoration System”
Grant Date: September 17, 1991, expires in 2011

•	United States Patent No. 5,444,788, entitled “Audio Compressor Combining Feedback and Feedforward Sidechain Processing”
Grant Date: August 22, 1995, expires in 2015

•	United States Patent No. 5,737,434, entitled “Multi-Band Audio Compressor with Look-Ahead Clipper”
Grant Date: April 7, 1998, expires in 2018

•	United States Patent No. 6,337,999, entitled “Oversampled Differential Clipper” Grant Date: January 8, 2002, expires in 2022

•	United States Patent No. 6,937,912, entitled “Anti-aliased clipping by band-limited modulation with step functions”
Grant Date: August 30, 2005, expires in 2025
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
Employees
     As of April 14, 2006 we had approximately 67 full-time employees. Our new headquarters, located in Tempe, Arizona employs approximately 30 persons. Our Orban office, located in San Leandro, California employs approximately 32 persons. Our employees are not represented by a labor union. We consider our relations with our employees to be good. Our Orban Europe office located in Ludwigsburg, Germany employs approximately 5 persons.
Recent Events
     On January 18, 2006 Robert McMartin, our Executive Vice President and Chief Financial Officer loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid.
     On February 1, 2006 Gary Clarkson our Vice President and Corporate Secretary loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid.
     On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, exercised 1,250,000 previously issued options to purchase shares of the Company’s common stock at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised). Due to the anti dilution provisions of the Harman debt restructure, the Company will be issuing approximately 128,664 shares of its restricted common stock to Harman resulting in an expense of approximately $126,000 in 2006.
   Dialog4 Settlement
     On March 31, 2006, Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman, loaned the Company $475,000, secured by a demand note (the “Note”). All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4 Systems Engineering GmbH. The Note is payable within 30 days upon demand and has an interest rate of 11.5%. In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100.00 par value per share. A holder of the preferred shares will be entitled to an 11.5% dividend per annum payable monthly. The preferred shares are alternatively convertible into our common shares at a price of $0.50 per share and may be redeemed by the Company at any time. If, before March 31, 2007, the Company satisfies the Note and Jayson Russell Brentlinger has not exercised his right to convert the then outstanding principal of the Note, then Jayson Russell Brentlinger will be awarded options to purchase 950,000 shares of our common shares at a purchase price of $0.50 per share. If such options are granted, those 950,000 options will expire on March 31, 2007.
     Please refer the Note (6) to our consolidated financial statements included elsewhere in this report for a more complete discussion of the settlement.

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
     We lease 33,777 square feet of manufacturing and office facilities occupied by our Orban division in San Leandro, California. The term of the lease is for 60 months commencing on January 1, 2002 and ends on December 31, 2006. Base rent was approximately $27,022 per month during 2002, and increases at a rate of 4% annually.
     On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4 Systems Engineering, GmbH. It is a month-to-month lease for approximately 750 square feet at approximately $2,700 a month.
     On November 14, 2005 the Company entered into a lease with an option to purchase the manufacturing and corporate office facilities at 7970 S. Kyrene, Tempe, Arizona. The option to purchase is during the period from September 1, 2008 to January 31, 2010. The 60 month lease term commenced on February 1, 2006 with the Company being able to take early occupancy on January 16, 2006. We lease 36,300 square feet at a base monthly rental of approximately $23,595. After the initial year of the lease term, the monthly payments increase at a rate $0.02 per square foot annually. The Company also has one five (5) year option to renew at the market price after the initial lease term.
ITEM 3. LEGAL PROCEEDINGS.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
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

Calendar Quarter	High	Low
2004
First Quarter	$1.70	$0.49
Second Quarter	1.25	0.62
Third Quarter	1.30	0.55
Fourth Quarter	0.90	0.55
2005
First Quarter	0.70	0.30
Second Quarter	0.75	0.30
Third Quarter	1.20	0.38
Fourth Quarter	2.11	0.85
     As of April 14, 2006, there were 8,623,470 shares of common stock outstanding held by approximately 272 shareholders of record. We have not paid any cash dividends on our common stock and pursuant to the terms of our debt agreements with Harman International, Inc., we cannot pay cash dividends while our debt to Harman remains outstanding.
Recent Sales of Unregistered Securities
     None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
     The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 6, “Management’s Discussion and Analysis or Plan of Operation” We qualify any forward-looking statements entirely by these cautionary factors.
Overview
     We generated a net income of $2,583,906 for the year ended December 31, 2005 compared to a net loss of $1,506,917 reported in 2004. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. During 2004 expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies. As discussed below, we restructured our indebtedness owed to Harman pursuant to documents we executed on April 29, 2005. Under the terms of our debt agreements with Harman International Inc. in effect prior to our restructure of our debt owed to Harman, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million). If this had happened, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Because of our inability to pay $8.5 million in principal and $1.2 million as of December, 2004 in accrued interest to Harman, if payment had been demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accounting firm adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004, by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. Please refer to the discussion in “Recent Events” included in Item of this Form 10KSB for a more complete discussion of the Settlement.
     With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make the scheduled principal and interest payments due Harman.

Results of Operations
     The following table sets forth for the periods indicated certain summary operating results:

	Year Ended December 31,
	2005	2004
Revenues:
Net sales	$15,189,848	$13,242,024
Other income	2,119,065	0
Total revenues	$17,308,913	$13,242,024
Gross profit on net sales	8,768,527	$7,201,204
Gross profit margin	58%	54%
Net cash provided by operating activities	1,230,349	682,237
Net cash used in investing activities	(116,729)	(167,342)
Net cash used in financing activities	(1,084,365)	(629,038)
Net income (loss)	$2,583,906	($1,506,917)
Net income (loss) as a percent of net sales	17%	(11%)
Income (loss) per share — basic	$0.38	$(0.36)
Income (loss) per share — diluted	$0.24	$(0.36)
     For the year ending December 31, 2006, our principal working capital requirements will be the payment of normal recurring operating costs and scheduled debt service payments. Management believes that the debt restructure of our obligations to Harman, which is discussed elsewhere herein, will help us meet these requirements from expected operating cash flows.
Year Ended December 31, 2005 Compared To Year Ended December 31, 2004
     Net Sales. Net sales for the year ended December 31, 2005 were $15.2 million compared to $13.2 million in 2004, an increase of 13%. The increase in net sales was primarily attributable to a demand for our higher end products, particularly the Company’s newest product, the FM Optimod 8500.
     Sales for the years ended December 31, 2005 and 2004 were conducted primarily through wholesale distributors and dealers. In 2005, one of our largest customers, Harris Corporation, accounted for approximately 23% of net sales, and in 2004, accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for just over 12% of our net sales for 2005, representing an increase of 4% over 2004.

     International sales in 2005 and 2004 totaled $6,703,002 and $8,262,278, respectively, or approximately 44% and 62%, respectively, of our total sales during those years. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency. All other export sales are in U.S currency. The primary reason for the decrease in international sales in 2005 was the modest increase the value of the US dollar over the Euro along with an overall reduced demand for our products internationally.
     Gross Profit. Gross profit for the year ended December 31, 2005 was 58% compared to 54% for 2004, or $8.8 million in 2005 compared to $7.2 million in 2004. The increase was attributable to an increase in inventory reserves of $268,000 recorded in 2004 which compares to the increase in inventory reserves of $100,000 in 2005. Had there not been an increase in the inventory reserve, we would have reported a gross profit of 56% or $7.5 million for 2004 compared to 58% or $8.9 million for 2005 respectively. The overall increase in the gross profit as percentage to net revenue is primarily attributed to increased demand for our products, coupled with our ability to increase production runs and reduce costs associated with set up and labor. Contributing factors also include a percentage decrease in our variable expenses as a result of larger quantity material purchases, creating a modest discount in the unit price.
     Selling, General and Administrative. Total selling, general and administrative expenses (“SG&A”) in 2005 was $6.0 million, an increase of 12% as compared to the $5.3 million reported in 2004. An amount of $388,000 recorded for 2005 represents the recording of accrued compensation expense related to our increased share price relative to stock options that the Company re-priced in December 2004. As a percentage of net sales, SG&A decreased 1% to 39% for the year ended December 31, 2005 from 40% in 2004. The increase in SG&A expense is due primarily to the $388,000 recorded in 2005 which represents the accrued compensation expense referred to above. Some of the increase is also due in part to the variable component of SG&A relating to our domestic and international sales and marketing expenses. We have increased the marketing staff and efforts in 2005 as compared to the prior year. An accrual of approximately $246,000 of commission to Mr. Robert Orban was reversed in 2005 that had been accrued pending completion of contract negotiations.
     Research and Development. Research and development expense was $1.6 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of net sales, research and development decreased 1% to 10% for the year ended December 31, 2005 from 11% in 2004.
     Other Income (expense). Other income (expense), net, for the year ended December 31, 2005 was approximately $1,552,000 of which $2,119,000 was other income resulting from the gain on the restructure of our debt to Harman. Other expense net of other income for the year ended December 31, 2004 was $1,876,000, of which $681,000 represents the amount awarded by the arbiter to Dialog4 for its cost and fees incurred in connection with Dialog4’s arbitration with us. Included is an amount of a liability to a third party vendor to Dialog4 and the labor dispute between the Company and Mr. Burkhardtsmaier which was later included in the overall settlement with Dialog4.
     Total interest expense for 2005 was $478,000 of which $386,000 represented interest to Harman. For the year ended December 31, 2004, total interest expense was $1,115,000 of which $998,000 represented interest to Harman. The decrease in interest expense is attributable to the restructuring of our debt owed to Harman, which included reducing both the total amount of the debt and the interest rate. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Report.
     Net Income (loss). In 2005, we reported a net income of $2,583,906 compared to a net loss of $1,507,000 for 2004. The net income was primarily attributed to our ability to restructure our debt we owe Harman as a result of our acquiring the assets of Orban, Inc.
Liquidity and Capital Resources
     We had negative net working capital of approximately $1.6 million at December 31, 2005, and the ratio of current assets to current liabilities was .69 to 1. At December 31, 2004, we had negative net working capital of approximately $1.6 million and a current ratio of .66 to 1.
     We generated a net income of $2,583,906 for the year ended December 31, 2005 compared to a net loss of $1,506,917 reported in 2004. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman. During 2004, expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies. As discussed below, we restructured our indebtedness owed to Harman pursuant to documents we executed on April 29, 2005. Under the terms of our debt agreements with Harman International Inc. in effect prior to our restructure of our debt owed to Harman, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million). If this had happened, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code. Because of our inability to pay $8.5 million in principal and $1.2 million as of December, 2004 in accrued interest to Harman, if payment had been demanded, our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accounting firm adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004, by including a statement that such factors raise substantial doubt about our ability to continue as a going concern. Please refer to the discussion in “Dialog4 Settlement” included in Item 1 of this 10KSB for a more complete discussion of the Settlement.
     On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount in almost $8.5 million plus an additional $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents. The definitive agreements were executed on April 29, 2005. Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, did not reflect the debt restructure. The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents were executed. Those financial statements are included in our quarterly report on Form 10-QSB for the period ending June 30, 2005. The material contracts setting forth the terms of the debt restructure are set forth as exhibits to our current report on Form 8-K which was filed with the Securities and Exchange Commission on May 4, 2005. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed.
     The restructure is encouraging because it reduced our debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service (prior to the debt restructure) have strained our liquidity. We are optimistic the restructure will allow us to focus on its operations and generate growth.
     The debt restructure transaction reduced our total debt to Harman to just over $3.2 million. In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.
     In October 2004 we paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from our operations and (ii) $700,000 came from a short term loan from a related party lender who is a family member of our President and CEO (see Note 4).
     Prior to the debt restructure, our debt to Harman bore interest at a rate of 12.0% per annum. As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived. The remaining $249,530 of accrued interest was added to the total outstanding principal balance of our indebtedness to Harman. After giving effect to the $1,000,000 principal payment, the principal amount due Harman by us was $7,482,000. Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.
     In April 2005 Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of our common stock, which shares Harman then sold the shares to our President and Chief Executive Officer for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.
     Harman also exchanged an additional $2,400,000 of indebtedness for 19 percent of the shares of us. Harman received approximately 1,509,000 shares at the time of the restructure, based on the issued and outstanding stock of the Company on that date. Harman will also receive additional shares equaling 19 percent of the amount of any stock which is issued in the future as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of 815,927 additional shares to Harman, if all currently outstanding options are exercised. In addition, if the related party lender who holds the $700,000 note described above elects whether to convert the note into shares of common stock, Harman will receive additional shares equaling 19 percent of the amount of any stock which is issued in the future for any reason. Harman will have no right to additional stock as the result of new stock issuances.

     The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is evidenced by a new note that (i) renews and extends (but does not extinguish) our indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears. Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009. The Company is required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing from in October 2007 through September 2008 and payments of $118,961 commencing in October 2008 through September 2009. Our indebtedness to Harman is secured by a security interest covering all of our assets.
     In summary Harman waived $935,000 of unpaid interest and was issued 3,613,000 shares of our common stock to reduce the obligation by $4,255,000. The total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
     In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation; accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.
     As described elsewhere in this report, on March 30, 2005, we and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 on April 15, 2005 when the settlement papers were signed and have paid an additional $475,000 one year later on April 1, 2006. On March 31, 2006, Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman, loaned us $475,000, secured by a demand note (the “Note”). All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4 Systems Engineering GmbH. The Note is payable within 30 days upon demand and has an interest rate of 11.5%. In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100.00 par value per share. A holder of the preferred shares will be entitled to an 11.5% dividend per annum payable monthly. The preferred shares are alternatively convertible into our common shares at a price of $0.50 per share and may be redeemed by us at any time. If, before March 31, 2007, we satisfy the Note and Jayson Russell Brentlinger has not exercised his right to convert the then outstanding principal of the Note, then Jayson Russell Brentlinger will be awarded options to purchase 950,000 shares of our common shares at a purchase price of $0.50 per share. If such options are granted, those 950,000 options will expire on March 31, 2007.
     As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute currently being litigated in Germany between Berthold Burkhardtsmaier and us. Mr. Burkhardtsmaier resigned from our Board of Directors; we agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months. Please refer the note (6) to consolidated financial statement includes elsewhere in this report for a more complete discussion of the settlement.
     With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make the scheduled principal and interest payments due Harman.

     We owe Solectron GmbH $227,107 as of December 31, 2005. This obligation was a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681. We currently owe Solectron $227,107 because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which we were found to be responsible. As of December 31, 2005, we have cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. We further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.
     The table below summarizes as of December 31, 2005 our contractual commitments under leases, debt instruments and employment contracts over the next five years. We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2012.

	2006	2007	2008	2009	2010	2011
Solectron	$227,107
Dialog4	566,159	$84,240	$84,240	$84,240	$21,060
Avocet	27,367
Note to private investor					200,000
Vendor notes	190,663
Employee note	2,000
Orban acquisition note to stockholder		180,000
Harman	487,500	462,498	737,576	1,064,956
Employment Agreements	1,075,000	1,075,000	1,075,000	1,075,000	447,900
Equipment and property leases	758,278	410,816	412,563	308,550	317,262	325,974
Total	$3,334,008	$2,212,554	$2,309,379	$2,532,746	$986,222	$325,974
     Working capital generated from 2006 operations will be used to service our commitments as detailed above, including our obligations to Harman and Dialog4. We will also use our working capital to finish consolidating our U.S. based manufacturing into our new corporate headquarters. Any excess working capital generated from 2006 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain third party financing. Accordingly, our ability to expand and generate additional revenue will primarily depend on our ability to generate sufficient working capital from operations. We will closely monitor our working capital in 2006 as we evaluate any expenditures related to expansion.
     Accounts receivable were $700,000 at December 31, 2005, compared to $578,000 at December 31, 2004. The 18% increase in accounts receivable is primarily due to the increased sales in 2005 coupled with our customers not taking the prepayment discount of 5%. Our allowance reserve was $33,000 at both the year ended December 31, 2005 and 2004. Maintaining our current reserve for the allowance of doubtful accounts was attributable to the general economic upturn began in the latter half of 2002, which we expect to continue until at least the fourth quarter of 2006.
     Total inventories were $2,687,000 at December 31, 2005 compared to $2,373,000 at December 31, 2004. The value of inventory increased $314,000, or 12%, due primarily to the need to meet increased customer demand while being more responsive in our ability to fulfill orders along and the need to transition into the new consolidated manufacturing facilities. The increase in inventory would have been higher had we not increased our inventory reserves by $268,000 in 2004. In 2005 we increased the inventory reserves by $100,000. The increased value in inventory would have been $266,000, with $568,000 attributable to an increase in raw materials used to increase output and reduce our backlog.
Sales to Major Customers and Export Sales
     We sell our products primarily through wholesale distributors and dealers. We recognize revenue generally upon shipment of products to customers. In 2005, one of our largest customers, Harris Corporation, accounted for approximately 24% of net sales. In 2004, Harris accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for approximately 12% of our net sales for 2005, and 8% in 2004. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.
     International sales in 2005 and 2004 totaled $6,703,002 and $8,262,278, respectively, or approximately 44% and 62%, respectively, of our total sales during those years. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency. All other export sales are in U.S currency. The primary reason for the decrease in international sales in 2005 was the modest increase the value of the US dollar over the Euro along with an overall reduced demand for our products internationally.
     Our export sales by region are as follows:

Region	2005	%	2004	%
Europe	$3,900,907	58%	$4,453,434	54%
Pacific Rim	1,397,436	21	2,064,585	25
Latin and South America	846,475	13	848,466	10
Canada and Mexico	461,520	7	584,072	7
Other	96,730	1	311,721	4
Total	$6,703,002	100%	$8,262,278	100%
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
     While radio ownership in the Western European market is predominantly private, this market is largely mature and is not characterized by a large amount of growth. Conversely there is some potential growth in the Eastern European market as more and more radio and TV stations become private and commercialized, however, we can not predict the rate at which this market will grow nor the ultimate size of this market.
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

Recent Accounting Pronouncements
     SFAS No. 123 (Revised 2004 as SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as to the Company commencing with the reporting period that begins January 1, 2006.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.
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
     The FASB has issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company does not engage in transactions that would be affected by this statement.

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
Even after giving effect to the Harman debt restructure, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments. As of December 31, 2005, over the next twelve months, we need approximately $1,258,073 to pay scheduled installments of the principal on our existing debt. Not included in the $1,258,073 are the obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. As to $475,000 of the total obligations to Mr. Brentlinger, should he demand repayment, we upon notice, will have 30 days to satisfy the $475,000 demand note. If we fail to generate sufficient cash from its operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.
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
In 2004, we derived approximately 7% of our total revenues from our Orban Europe operations while in 2005 we derived approximately 4%. This percentage may increase in future years as we further develop and expand our operations in Europe. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
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

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 3,180,481 shares of our common stock and controls options (held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares. Based on a total of 8,623,470 shares of our common stock issued and outstanding as of April 14, 2006, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 48.47% of our issued and outstanding shares. This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring. This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company. Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.
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
Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products. The planned consolidation of our U. S. manufacturing facilities into our Tempe facility subjects us to a number of risks that are beyond our control and could result in production interruptions. Our Orban office is currently located in San Leandro, California, and we expect to complete the consolidation by June 30, 2006. While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods. We could experience unforeseen delays in setting up the infrastructure in the new location. We could also experience labor shortages of experienced personal that will not relocate to the Tempe facility.
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
While our independent auditors expressed an unqualified opinion on the financial statements, our independent auditors did include an explanatory paragraph indicating that there is substantial doubt about our ability as a going concern due to our working capital deficit. Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or pursuing remedies to collect debt which is in default. In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt. While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness. Our financial condition and the “going concern” emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.
Adoption of SFAS 123R
     SFAS No. 123 (Revised 2004 as SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as to the Company commencing with the reporting period that begins January 1, 2006.
     As permitted by SFAS No. 123, through 2005 we accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.
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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Circuit Research Labs, Inc.
We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
As described in Note 12, our reported net losses and working capital deficit impose significant constraints on our operations. These events and circumstances raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
April 14, 2006

INDEPENDENT AUDITORS CONSENT
We consent to the incorporation, by reference, in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan, of our reports dated April 14, 2006, with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the years ended December 31, 2005 and 2004 filed with the Securities and Exchange Commission included in its annual reports on form 10-KSB for the years then ended.
Altschuler, Melvoin and Glasser, LLP
Chicago, Illinois
April 14, 2005

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
ASSETS

	2005	2004
CURRENT ASSETS:
Cash	$137,743	$108,488
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2005 and in 2004	943,808	577,571
Inventories	2,718,865	2,372,676
Other current assets	205,553	159,984

Total current assets	4,005,968	3,218,719

PROPERTY, PLANT AND EQUIPMENT — Net	408,708	501,793

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	355,249	362,913

	7,831,257	7,838,921

TOTAL	$12,245,933	$11,559,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,226,694	$1,228,545
Note payable to stockholders	720,000	730,000
Notes payable	487,500	512,500
Current portion of long-term debt	808,073	885,127
Accrued salaries and benefits	586,732	506,892
Customer deposits	268,213	244,885
Other accrued expenses and liabilities	1,155,420	753,466

Total current liabilities	5,252,632	4,861,415

LONG-TERM DEBT, LESS CURRENT PORTION	3,124,033	9,009,890

Total liabilities	8,376,666	13,871,305

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004 — continued

	2005	2004
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 7,946,337 and 4,332,533 shares issued and outstanding at December 31, 2005 and 2004	794,635	433,254
Additional paid-in capital	8,386,940	5,599,498
Accumulated deficit	(5,312,307)	(8,344,624)

Total stockholders’ deficit	3,869,267	(2,311,872)
TOTAL	$12,245,933	$11,559,433

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	2005	2004
NET SALES	$15,422,408	$13,242,024
COST OF GOODS SOLD	6,363,717	6,040,820

Gross profit	9,058,691	7,201,204

OPERATING EXPENSES
Selling, general and administrative	5,998,705	5,280,138
Research and development	1,599,921	1,403,770
Depreciation	112,740	148,034

Total operating expenses	7,711,367	6,831,942

INCOME FROM OPERATIONS	1,347,324	369,262

OTHER EXPENSE:
Sundry	(29,897)	79,867
Interest	477,595	1,115,177
Gain on debt restructure	(2,041,975)
Resolution of business acquisition contingency	0	681,135

Total other expense	(1,594,227)	1,876,179

NET LOSS BEFORE INCOME TAXES	2,941,601	(1,506,917)

INCOME TAXES	40,000	0

NET INCOME ( LOSS))	$2,901,601	($1,506,917)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.43	($0.35)
Diluted	$0.27	($0.35)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	6,778,039	4,332,533
Diluted	10,818,409	4,332,533
See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2005 and 2004

	Common
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance , January 1, 2004	4,153,574	$415,358	$5,555,932	($6,837,707)	($866,417)

Issuance of common shares	178,959	17,896	43,566		61,462

Net loss				(1,506,917)	(1,506,917)

Balance, December 31, 2004	4,332,533	$433,254	$5,599,498	($8,344,624)	($2,311,872)

Issuance of common shares	2,104,000	210,400	789,000		999,400

Issuance of common shares	1,509,804	150,980	566,177		717,157
Net income				$2,901,601	$2,901,601

Balance, December 31, 2005	7,946,337	$794,634	$6,954,675	($5,443,023)	$2,306,286

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Net Loss	($1,506,917)	($1,506,917)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	234,732	234,732
Provision for uncollectible accounts
Provision for inventories reserve	268,016	268,016
Stock compensation	61,462	61,462

Changes in assets and liabilities:
Accounts receivable	288,880	288,880
Inventories	(528,078)	(528,078)
Prepaid expenses and other assets	(2,498)	(2,498)
Accounts payable, accrued expenses and deposits	1,866,640	1,866,640

Net cash provided by operating activities	682,237	682,237

INVESTING ACTIVITIES:
Capital expenditures	(167,342)	(167,342)

Net cash used in investing activities	(167,342)	(167,342)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	750,000	750,000
Repayment of stockholder advances	(112,500)	(112,500)

Principal payments on long-term debt	(266,538)	(266,538)
Principal payments on notes payable	(1,000,000)	(1,000,000)

Net cash used in financing activities	(629,038)	(629,038)

NET (DECREASE) INCREASE IN CASH	(114,143)	(114,143)

CASH AT BEGINNING OF YEAR	222,631	222,631

CASH AT END OF YEAR	$108,488	$108,488

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 — continued

	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$766,128	$766,128

Income Taxes	$938	$938

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Common stock issued for compensation	$61,462	$61,462

Conversion of accounts payable to notes payable and long-term debt	$0	$0

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Circuit Research Labs, Inc. (the “Company” or “CRL”) is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets worldwide.
Principles of Consolidation — The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries: CRL Systems, Inc. (“CRL Systems”), CRL International, Inc., Orban Europe GmbH., CRL/Orban Netherlands Holding B.V (established in 2005) and CRL/Orban Netherlands Operating B.V. (established in 2005) (collectively, the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
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

The Company has determined the estimated fair value of the Company to assess whether the goodwill has been impaired under SFAS 142. Management has concluded that the estimated fair value of the Company was in excess of its carrying value as of December 31, 2005 and 2004. The fair value has been estimated based on the customer base, cash flows and existing product lines. As a result of these reviews the Company has determined that no impairment loss is required to be recorded for the years ended December 31, 2005 and 2004.

d.	Long-lived assets — The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. No impairment losses were recorded for the years ended December 31, 2005 and 2004.

e.	Warranty — Our warranty period is two years from the date of sale for our digital products and one year from date of sale for our analog products. Warranty expense was $107,094 and $56,376 for 2005 and 2004, respectively.

	2005	2004
Balance, beginning of year	$122,000	$122,000
Warranty accrual	107,094	56,376
Payments made	(107,094)	(56,376)

Balance, end of year	$122,000	$122,000

f.	Revenue — In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment. The Company sells its products primarily through a network of wholesale distributors and dealers. Our primary payment terms with its dealers and distributors are 5% prepayment with order net 30 after date of shipment.

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now own a substantial number of radio and television stations. These corporations are the largest indirect purchasers of our audio processing and post-production equipment. In 2005, our largest customer, Harris Corporation, accounted for approximately 23% of net sales. In 2004, the same customer accounted for approximately 19% of net sales. Another one of our largest customers, Broadcast Supply Worldwide, accounted for just over 12% of our net sales for 2005 representing a decrease of 4% over 2004. Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. No other customer accounted for more than 10% of net sales.

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

The Company grants trade credit to its customers. Receivables are valued at management’s estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. Based on management’s evaluation the allowance for doubtful accounts was $33,361 during at December 31, 2005 and 2004.

g.	Research and development costs, totaling $1,599,921 and $1,403,770 for the years ended December 31, 2005 and 2004, respectively, are charged to expense as incurred.

h.	Income taxes — Income tax expense is calculated under the liability method as required under SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of our operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2005 and 2004.

i.	Financial instruments — SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, receivables, accounts payable, notes payable and debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

j.	Net loss per share — In calculating net income per share for the twelve months ended December 31, 2005, the effects of 3,591,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt as well as the anti-dilution rights of a stockholder were used for computing diluted earnings per share because the option exercise prices were lower than the market price of the common stock. For the twelve months ended December 31, 2004, the effect of 2,915,005 shares relating to options to purchase common stock were not used for computing diluted net loss per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

	For the Year Ended
	December 31,
	2005	2004
Numerator
Net income (loss)	$2,901,501	($1,506,917)
Denominator
Weighted average shares — basic	6,778,039	4,233,983
Weighted average shares — diluted	10,818,409	4,233,983
Basic income (loss) per share	$0.43	($0.36)
Diluted income (loss) per share	$0.27	($0.36)

k.	Advertising Costs — Advertising costs are expensed as incurred with the exception of any expenses paid in connection with a sales event that has not yet taken place. Those advertising costs are classified as prepaid expense items until after the sales event. Advertising expense for the years ended December 31, 2005 and 2004 were $84,767, and $54,170, respectively.

l.	Shipping and handling costs — It is our policy to classify shipping and handling costs as part of selling, general and administrative expenses in the statement of income. Total delivery costs were $129,886 and $129,357 in 2005 and 2004, respectively.

m.	New accounting pronouncements

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

The FASB has issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company does not engage in transactions that would be affected by this statement.

n.	Use of estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

o.	Concentration of Credit Risk. — Financial Instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivable.

At December 31, 2005 and 2004, the Company had trade receivables with one and three customers representing approximately 11% and 48% of the receivable balances.
2.	INVENTORIES

	2005	2004
Inventories consist of the following at December 31:

Raw materials and supplies	$3,061,722	$2,782,860
Work in process	925,575	843,279
Finished goods	567,302	555,947

Total	4,554,599	4,182,086
Less obsolescence reserve beginning of the year	(1,809,410)	(1,541,394)
Additions to the obsolescence reserve		(268,016)

Inventories, net	$2,745,189	$2,372,676

3.	PROPERTY, PLANT AND EQUIPMENT

	2005	2004
Property, plant and equipment consist of the following at December 31:

Leasehold improvements	$420,279	$420,279
Furniture and fixtures	103,120	103,120
Computer equipment	988,194	944,087
Machinery and equipment	1,372,864	1,311,291

	2,884,457	2,778,777
Less accumulated depreciation and amortization	(2,475,749)	2,276,984

Property, plant and equipment — net	$408,708	$501,793

          Provision for depreciation and amortization charged to operations for the years ended December 31, 2005 and 2004 amounted to $198,765 and $234,732, respectively, of which $ 86,025 and $ 86,699, respectively, are included as a component of cost of goods sold.
4.	LONG-TERM DEBT
Long-term debt consists of the following at December 31:

	2005	2004
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 6)	839,939	1,386,200
Solectron GmbH see (Note 6)	227,107	275,527
Harman see (Note 5)	2,775,300
Note payable to private investor	200,000
Vendor notes	190,663	16,979
Employee note	2,000	18,000

Total long-term debt	4,442,376	1,904,073
Less current portion	1,500,796	885,127

Total long-term debt, less current portion	$2,941,579	$1,018,946

          In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to a stockholder in consideration for his role in such acquisition. The note bears interest at 7.5 percent per annum, with principal and interest due monthly beginning August 1, 2000 for four years. Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal. On November 12, 2001, the Company and the stockholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of December 31, 2004, the Company had made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,746. The Company signed a new promissory note to replace the original note on August 3, 2004 which took effect August 1, 2004 for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.
          On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of December 31, 2005 and 2004 $27,367 is the balance of the note.
          In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2005 the Company converted approximately $363,000 of various trade payables into notes payable. These notes payable are reduced to $190,663 and $16,979 at December 31, 2005 and 2004, respectively.
          On October 12, 2005 an unrelated investor loaned the Company $200,000 secured by a promissory note with an interest rate of 11% per annum. The note matures October 12, 2010 and has interest only payments payable monthly. At anytime on or before the maturity date the holder of the note may convert the note into restricted shares of common stock for $0.75 per share. The Company expensed approximately $117,096 related to the conversion rights in 2005.
          Current maturities include the terms agreed to with Harman (Note5) and Dialog4 (Note 6). Please
Future minimum payments as of December 31, 2005 on the long-term debt are as follows:

2006	$1,500,796
2007	726,738
2008	821,816
2009	1,171,966
2010	221,060
Thereafter	0

$4,442,376

5. NOTES PAYABLE
     Stockholders and Related Parties
          On October 4, 2004, Jayson Russell Brentlinger, who is a family member of our President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. (see below). The loan bears interest at 11.5% per annum and requires monthly interest-only payments. Management is negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.
          During June 2003, two stockholders loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at 9.0% per annum. Both notes were due and payable with interest in June 2004. As previously agreed, in the second quarter of 2005 the Company issued options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to

Harman. The two shareholders verbally agreed to extend the loans and the Company continued to accrue interest under the loans. Upon the request of one of the stockholders, on October 21, 2005 the Company repaid the $10,000 loan together with the accrued interest of $2,140.
          On March 3, 2005, Robert McMartin, our Vice President and Chief Financial Officer, and Gary Clarkson, our Vice President and General Manager, loaned the Company $33,000 and $20,000, respectively. These loans were repaid on March 13, 2005. Mr. McMartin and Mr. Clarkson were issued options to purchase two common shares for every dollar loaned.
          On May 25, 2004, Mr. McMartin loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due and paid on August 25, 2004, with interest at a rate of 16.0% per annum. The Company issued 2 (two) shares of common stock per dollar loaned. The Company was to also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options were issued in the second quarter of 2005 as a result of the closing of the Harman debt restructure.
          Interest expense on all stockholder and related party loans for the years ended December 31, 2005 and 2004 was $119,950 and $25,547, respectively.
          On January 18, 2006 Mr. McMartin loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid.
          On February 1, 2006 Mr. Clarkson loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid.
          See Note 6 for an additional stockholder loan
     Harman
          On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., The assets acquired included the rights to the name “Orban.” The purchase price was paid partially in cash and partially by issuing notes payable to Harman.
          On October 12, 2004, we executed a letter agreement with Harman, whereby our’s indebtedness to Harman, then in an amount of almost $8.5 million plus $1.0 million of accrued but unpaid interest, would be restructured. The definitive agreements were executed on April 29, 2005.
          The debt restructure transaction reduced total debt to Harman to just over $3.2 million. In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which includes approximately $1.0 million of accrued but unpaid interest) prior to the restructure.
          In October 2004 we paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from Company operations and (ii) $700,000 came from a loan from a related party lender who is a family member of our President and CEO. The details of this loan are disclosed above.

          Prior to the debt restructure, our debt to Harman bore interest at a rate of 12.0% per annum. As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. On September 30, 2004, the accumulated accrued interest before the restructure was $1,012,910, of which $763,380 was waived. The remaining $249,530 of accrued interest was added to the total outstanding principal balance of our indebtedness to Harman. After giving affect to the $1,000,000 principal payment, the principal amount due Harman by us was $7,482,000. Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.
          Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of our common stock, which shares Harman then sold to our President and Chief Executive Officer for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.
          Harman exchanged an additional $2,400,000 of indebtedness for 19 percent of the shares of our common stock. Harman received approximately 1,509,000 shares at the time of the restructure, based on the issued and outstanding stock of the Company on that date. Harman will also receive additional shares equaling 19 percent of the number of shares of stock issued in the future as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of 815,927 additional shares to Harman, if all then-outstanding options are exercised. In addition, until the related party lender who holds the $700,000 note described definitively decides whether or not to convert the note into shares of common stock, Harman will receive additional shares equaling 19 percent of the number of shares of stock which are issued for any reason. After a transaction converting the related party debt into stock, Harman will have no right to additional shares of stock as the result of share issuances.
          The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is evidenced by a new note that (i) renews and extends (but does not extinguish) our indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears. Principal is amortized over a five year period, and the final principal payment is due September, 2009. The Company is required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing in October 2007 through September 2008 and $118,961 commencing in October 2008 through September 2009. The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.
          Harman waived $858,000 of unpaid interest, and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s principal obligation by $4,255,000. This total $5,113,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,042,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
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
          On October 8, 2004, the Company learned the Arbiter had awarded Dialog4 approximately $1.0 million. We increased our reserves from $712,000, the amount of principal and interest then due under our note payable to Dialog4 (see note 4) to $1,393,000. The difference of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations. The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4. Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.
          On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. We paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006. We also filed with the SEC a registration statement under the Securities Act of 1934. The registration statement covers sales by Dialog4 of the 1,250,000 shares of stock that we issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought.
          On March 31, 2006, Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman, loaned the Company $475,000, secured by a demand note (the “Note”). All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4 Systems Engineering GmbH. The Note is payable within 30 days upon demand and has an interest rate of 11.5%. In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100.00 par value per share. A holder of the preferred shares is entitled to an 11.5% dividend per annum payable monthly. The preferred shares are alternatively convertible into our common shares at a price of $0.50 per share and may be redeemed by the Company at any time. If, before March 31, 2007, the Company satisfies the Note and Jayson Russell Brentlinger has not exercised his right to convert the then outstanding principal of the Note, then Jayson Russell Brentlinger will be awarded options to purchase 950,000 shares of our common shares at a purchase price of $0.50 per share. If such options are granted, those 950,000 options will expire on March 31, 2007.
          As part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors for the Company; the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.
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
          On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest. Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to our purchase of the assets of Dialog4. The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory. The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4. The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, we agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. We owe Solectron GmbH approximately $227,107 as of December 31, 2005. This obligation was a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681. We currently owe Solectron $227,107 because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which we were found to be responsible. As of December 31, 2005, we have cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.
7. STOCKHOLDERS’ EQUITY
          During 2004, the Company issued 18,959 shares of restricted common stock in connection with the employment contract of Phil T. Zeni Sr., was our Executive Vice President, Chief Operating Office and Director from September 30, 2002 to January 23, 2006.
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
          As discussed in Note 5, on April 29, 2005 the Company issued 2,104,000 shares of restricted common stock to Harman. Harman then sold those shares to C. Jayson Brentlinger our Chief Executive Officer, President and Chairman secured by an inter-creditor agreement between Harman and Mr. Brentlinger. Mr. Brentlinger maintains voting control while Harman keeps the certificates until the $1.0 million is paid.

          Also on April 29, 2005 the Company issued 1,509,804 shares to Haman per the Debt Restructure.
8. STOCK OPTIONS
          In May 1994, our stockholders approved our 1994 Stock Option Plan, which set aside an aggregate of 120,000 shares of common stock for which options may be granted to employees, officers, directors, and consultants. Options are typically exercisable upon the grant date for up to three years at a price equal to 100% of the fair market value at the date of grant. There are no options outstanding under this plan at December 31, 2005 and 2004.
          The following options were re-priced in 2004 and are now subject to variable option accounting, whereby the option strike price will be compared to the market price at each reporting date and an expense recorded or adjusted if the market price exceeds the strike price; the market price did not exceed the strike price at December 31, 2004. Expense related to variable accounting for these options in 2005 was $388,300.
          On January 23, 2002, our Board of Directors granted to its Vice President, Secretary and Director, Gary D. Clarkson, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2004. No options have been exercised under this grant.
          The Pro forma expense was computed using a risk free interest rate of 4.28% and an option life of 5 years and an expected volatility of 50.52%. The Company believes that the Black Scholes model is intended for valuing options that have certain characteristics, including a larger share float, that are not reflective of the options the Company issues. Further, there is no history of options issued by the Company being exercised by the recipients. Accordingly, the model may produce a result that is not entirely reflective of the value of our options.
          On January 23, 2002, our Board of Directors granted to its Director, Carl E. Matthusen, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. . On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.
          On January 23, 2002, our Board of Directors granted to its Vice President, Chief Engineer and Director, Robert A. Orban, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. . On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.
          On January 23, 2002, our Board of Directors granted to its Executive Vice President Chief Operating Officer and Director, Phillip T. Zeni, Sr., an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005. On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.

          On December 29, 2004, our Board of Directors renewed an option to its President and Chief Executive Officer, Charles Jayson Brentlinger, to purchase 1,365,005 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.
          On December 29, 2004, our Board of Directors granted to Christopher Martin Kampmeier a member of the Board of Directors, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.
          On December 29, 2004, our Board of Directors granted to Berthold Burkhardtmiaer a member of the Board of Directors, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.
          On March 3, 2005, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin on option which vested immediately, to purchase 66,000 shares of restricted common stock at a purchase price of $0.30 per share, exercisable prior to March 3, 2009. These options were granted to induce Mr. McMartin to loan the company $33,000.
          On March 3, our Board of Directors granted to the Vice President, General Manager, Secretary and Director, Gary Clarkson, an option which vested immediately, to purchase 50,000 share of restricted common stock at a purchase price of $0.30 per share, exercisable prior to March 3, 2009. These options were granted to induce Mr. Clarkson to loan the company $25,000.
          On April 29, 2005, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin on option which vested immediately, to purchase 100,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. McMartin to loan the company $50,000 in conjunction with the Harman debt restructure.
          On April 29, 2005, our Board of Directors granted to the Executive Vice President Chief Operating Officer and Director, Phillip T. Zeni, Sr. an option which vested immediately, to purchase 100,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. Zeni to loan the company $100,000 in conjunction with the Harman debt restructure.
          On April 29, 2005, our Board of Directors granted to an unrelated party Bill Cowen an option which vested immediately, to purchase 20,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. Cowen t o loan the company $10,000 in conjunction with the Harman debt restructure.
          On April 29, 2005, our Board of Directors granted to an unrelated party Bill Gruwell an option which vested immediately, to purchase 40,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. Gruwell t o loan the company $20,000 in conjunction with the Harman debt restructure.
          If the options issued in 2005 were recorded under SFAS 123, “Accounting for Stock Based Compensation”, using the Black Scholes fair value model, net income for the year ended December 31,

2005 would have decreased by $53,030. Net income for 2005 was $2,885,649. Had the options been expensed, the net income would have been $2,832,619
          If the 2004 options that were issued to Kampmeier and Burkhardtmaier were recorded under SFAS 123,”Accounting for Stock Based Compensation” , using the Black Scholes fair value model, net loss for the year ended December 31, 2004 would have increased by approximately $68,000. Net loss for 2004 was $1,506,917. Had the options been expensed.

	2005	2004
Net income as reported	$2,885,649	(1,506,917)
Additional expense if options had been expensed	(53,030)	(958,000)

Pro forma net loss	2,832,619	(2,464,917)

2005 income per share diluted	0.27	(0.36)
2005 income per share diluted, if options had been expensed	0.27	(0.58)
          On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, execercised 1,250,000 options to purchase shares of the Company’s common stock at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised). Due to the anti dilution provisions of the Harman debt restructure, the Company will be issuing approximately 128,664 shares of its restricted common stock to Harman resulting in an expense of approximately $ 126,000 in 2006.
9. INCOME TAXES
The principal reasons for the difference between the income tax (benefit) provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

	2005	2004
Federal tax (benefit) at statutory rates	$1,040,000	($513,000)
State tax at statutory rates	175,000	(91,000)
Permanent items	25,000	15,100
Other		(10,800)
Increase (decrease) in valuation allowance	(1,224,000)	599,700
Alternative minimum tax	40,000	0

Total	$40.000	$0

At December 31, deferred taxes represent the tax effect of temporary differences related to:

	2005	2004
Current deferred taxes:
Inventory capitalization	$68,900	$68,900
Inventory obsolescence reserve	723,800	723,800
Allowance for doubtful accounts	13,300	13,300
Warranty and other reserves	48,800	48,800
Interest on obligation subject to restructuring	0	378,000
Accrued expenses	91,900	109,500
Variable option accrual	155,300
Deferred tax valuation allowance	(1,102,000)	(1,342,300)

Total	$0	$0

Non-current deferred taxes:
Goodwill amortization	($618,400)	($374,800)
Depreciation and amortization	(60,700)	(60,700)
Operating loss carry forward	2,336,400	3,093,000
Federal general business credit carry forward	65,400	65,400
Deferred tax valuation allowance	(1,722,700)	(2,722,900)

Total	$0	$0

          At December 31, 2005 and 2004, valuation allowances totaling $2,824,700and $3,687,200, respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $5,841,000 will expire through 2024, are available for federal income tax purposes.
10. SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES
          The Company manufactures and distributes audio processing and Radio and TV studio equipment. Our primary end user market is radio and TV stations and also the internet market. The chief operating decision makers are provided information about revenue generated by product line, with all products having similar production processes, customers and distribution channels. Our long-lived assets are all located in the United States. Accordingly, the Company operates in one segment.
          We sell our products primarily through wholesale distributors and dealers. We recognize revenue generally upon shipment of products to customers. In 2005, one of our largest customers, Harris Corporation, accounted for approximately 23% of net sales. In 2004, Harris accounted for approximately 19% of net sales. Broadcast Supply Worldwide accounted for approximately 12% of our net sales for 2005, and 8% in 2004. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.
          International sales in 2005 and 2004 totaled $6,703,002 and $8,262,278, respectively, or approximately 43% and 62%, respectively, of our total sales during those years. Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency. All other export sales are in U.S currency. The primary reason for the decrease in international sales in 2005 was the modest increase the value of the US dollar over the Euro along with an overall reduced demand for our products internationally.
          Our export sales by region are as follows:

Region	2005	%	2004	%
Europe	$3,900,907	58%	$4,453,434	54%
Pacific Rim	1,397,436	21	2,064,585	25
Latin and South America	846,475	13	848,466	10
Canada and Mexico	461,520	7	584,072	7
Other	96,730	1	311,721	4

Total	$6,703,002	100%	$8,262,278	100%

11. EMPLOYEE BENEFIT PLANS
          The Company maintains a 401(k) profit sharing plan (the “Plan”) for the benefit of all employees who meet certain eligibility requirements. The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant’s annual compensation. Total annual contributions to a participant’s account may not exceed 25% of compensation. Company contributions made to the Plan were $78,718 and $71,916 in 2005 and 2004, respectively.
          On August 24, 2001, our Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001. The plan is offered to substantially all employees, including officers. Employees may purchase our common stock through payroll deductions not exceeding $250 per week. A non-affiliated dealer on the open market purchases shares at the market price. During 2005 and 2004, the plan purchased 10,934 and 4,069 shares of our common stock, respectively.

12. GOING CONCERN
          We generated a net income of $2,892,373 for the year ended December 31, 2005 compared to a net loss of $1,507,917 reported in 2004. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. Our financial results also have strained our liquidity making it difficult to service our debt with Harman and other lenders. While we have continued to close loans with lenders to finance operations, there is no certainty that we will be able to borrow additional sums in the future. Our difficulties in meeting our financing needs and our negative working capital position resulted in our independent public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.
          The restructure will reduce our debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service have strained our liquidity. We believe the restructure and reduced debt service will allow the Company to focus on its operations and generate growth.
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
          On November 14, 2005 the Company entered into a lease with an option to purchase a manufacturing and corporate office facilities at 7970 S. Kyrene, Tempe, Arizona. The option to purchase is during the period from September 1, 2008 to January 31, 2010. The 60 month lease term commenced on February 1, 2006 with the Company being able to take early occupancy on January 16, 2006. We lease 36,300 square feet at a base monthly rental of approximately $23,595. After the initial year of the lease term, the monthly payments increase at a rate $0.02 per square foot annually. The Company also has one five (5) year option to renew at the market price after the initial lease term.
          We are in the process of consolidating our US manufacturing into our new Kyrene corporate headquarters located in Tempe, Arizona. The Company has increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from the our new headquarters in Tempe, AZ. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. The Company expects to incur one time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. The company expects that it will be shipping nearly all of its US manufactured products out of the new Tempe plant by the middle of April, 2006.
          As a part of this consolidation, our Northern California Research and Design Center Group will remain in San Leandro, California, just north of Silicon Valley, close to the country’s most advanced digital technology enterprises. The Company anticipates it will move the Northern California Research and Design Center into a smaller facility located to its current San Leandro plant.
          Rent expense amounted to $639,632 and $569,976 for the years ended December 31, 2005 and 2004, respectively. The office facility lease in Ludwigsburg, Germany is a month-to-month lease for approximately 750 square feet for $2,700 a month. The office facility in Permerand, Netherlands is a month -to-month lease for approximately 750 square feet for $1,430 a month.
Future minimum lease payments relating to the above operating leases at December 31, 2005 are as follows:

Year	Amount
2006	$758,212
2007	410,816
2008	412,563
2009	308,550
2010	317,262
2011	325,974
Thereafter	27,227

$2,560,604
14 AUDITORS
          Aggregate fees for audit, interim review and audit-related services provided by the Company’s principal accounting firm, AM&G, to the Company for the years ended December 31, 2005 and 2004, amounted to $109,300 and $91,950, respectively.
          AM&G had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G’s relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
          For the years ended December 31, 2005 and 2004, AM&G, RSM and TBS did not perform any tax compliance or management consulting services for the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 8A. CONTROLS AND PROCEDURES
          The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that it submits to the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.
          There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended December 31, 2005 have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our directors, executive officers and key employees, and their ages as of March 31, 2006 are:

Name	Age	Positions
Charles Jayson Brentlinger	51	Chief Executive Officer, Chairman of the Board and President

Berthold F. Burkhardtsmaier	49	Director

Gary D. Clarkson	53	Secretary, Vice President and Director

Christopher M. Kampmeier	54	Director

Robert A. Orban	60	Vice President, Chief Engineer and Director

Carl E. Matthusen	62	Director

Robert W. McMartin	44	Executive Vice President, Treasurer and Chief Financial Officer

Peter J. Lee	51	Vice President of Orban European Operations

Greg J. Ogonowski	50	Vice President of New Product Development

Patricia Humke	55	Vice President of Manufacturing

Rebecca Valdez	40	Vice President of Human Resources and Administration
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
Audit Committee
     The members of the Company’s audit committee are Directors Carl Matthusen and Christopher O. Kampmeier. Mr. Matthusen is the audit committee financial expert and is not a member of, and is independent from, Company Management.
Executive Officers
     Robert W. McMartin has served as our Treasurer since January 2002, and was promoted to our Executive Vice President, Chief Financial Officer and Treasurer since June 2005. Prior to that Mr McMartin was previously our Vice President and Chief Financial Officer since June 2001. Prior to joining us, Mr. McMartin served as Direct of Finance for Fox Animation Studios, Inc. a division of the News Corp. Mr. McMartin holds a B.S. in Finance from Westminster College and a Post Baccalaureate Certificate in Accountancy from Arizona State University.
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
     Patricia Humke, VP of Manufacturing, is a manufacturing professional with over 30 years in Manufacturing. Ms. Humke started her career with Motorola in 1972. In 1975 she was hired as Manufacturing Engineer for Harris Corporation. For 25 years, Humke, advanced within the Harris organization holding progress position in the management of manufacturing. She is recognized for implementing lean manufacturing techniques in Cambridge, England and Carlsbad, CA for Harris. While holding the role of Quality Manager, Ms. Humke, lead the organization to achieving registration for ISO9000. In 2002, Patricia Humke earned the title of Certified Production and Inventory Manager (CPIM). This was awarded by the American Production, Inventory, and Control Society(APICS). Humke joined CRL Systems/Orban in 2004 as Production Manager. In 2005, she was promoted to Vice President. Ms. Humke holds a Bachelor degree in Business Administration from Quincy University.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as beneficial owners of 10% or more of our shares (“10% Holders”) to file reports of holdings and transactions in Circuit Research Labs shares with the Securities and Exchange Commission. Based on a review of reports filed by our directors, executive officers and persons we believe to be 10% Holders, and based upon representations from those persons, all stock ownership reports required to be filed by those reporting persons during 2005 were timely made, except as follows: C. Jayson Brentlinger transferred 318,000 shares in two transactions during October 2004; each of Mr. Brentlinger (1,982.33 shares), Robert McMartin (1,014 shares) and Gary Clarkson (1982.33 shares) purchased shares pursuant to our employee stock purchase plan in during 2005; and each of Mr. Clarkson, Phillip Zeni, Berthold Burkhardtsmaier, Robert Orban, Carl Matthusen and Christopher Kampmeier hold options to purchase 50,000 shares of our common stock, the terms of which options were amended by our Board of Directors on December 29, 2004 to extend the five-year option exercise period by an additional five years and to decrease the exercise price from $1.00 per share to $0.70 per share, which the Board determined to be not less than the fair market value of the common stock on such date (the high and low sales prices on such date were $0.55 per share, according to the OTC Bulletin Board). The Company intends to assist these persons in filing the corresponding Form 4 as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION.
     The following table sets forth information concerning the annual and long-term compensation paid or accrued to the Chief Executive Officer and the four highest compensated executive officers whose salary and bonus exceeded $100,000 during 2004.
Summary Compensation Table

				Restricted	Securities
	Fiscal			Stock	Underlying		All Other
Name and Principal Position	Year	Salary	Bonus	Awards($)(1)	Options (#)		Compensation
Charles Jayson Brentlinger	2005	$177,611	—	—	—		$54,471	(5)
President, Chief Executive	2004	173,421	42,422	—	1,365,005	(2)	$20,425	(3)
Officer and Chairman of the	2003	173,421	—	—	—		112,429	(4)
Board

Robert A. Orban	2005	$232,995	—	—	50,000	(7)	24,229	(8)
Vice President and	2004	178,566	—	—	50,000	(7)	189,677	(6)
Chief Engineer	2003	178,566	—	—	—		64,631	(6)

Phillip T. Zeni, Sr.	2005	$178,334	—	—	200,000	(15)	38,574	(10)
Executive Vice President	2004	164,903	—	13,466 (9)	50,000	(7)	28,706	(10)
and Chief Operating Officer	2003	90,865	—	154,227 (9)	—		26,306	(11)

Robert McMartin	2005	$163,750	—	—	166,000	(14)	20,577	(12)
Vice President and	2004	$149,777	—	30,000	—		14,400	(12)
Chief Financial Officer	2003	125,826	—	5,535	—		—

Greg J. Ogonowski	2005	$157,258	—	—	—		—
Vice President of New	2004	$150,000	—	—	—		—
Product Development	2003	150,000	—	—	—		4,000	(13)

(1)	The amounts shown in this column represent the dollar value of the grant of restricted stock based on the value of our common stock on the grant date.

(2)	On December 29, 2004, the Board of Directors approved to extend Mr. Brentlinger’s options that expired September 30, 2004. The new expiration date is December 29, 2009. The option price was reducing from $1.00 per share to $0.70 per share. These options are in connection to the Stock Purchase Agreement between Mr. Brentlinger and the Company. No options have been exercised under this grant. For a discussion of the anti-dilution provisions of the option, see “Item 12. Certain Relationships and Related Transactions — Transactions with Management.”

(3)	Represents car allowance; $12,625 was paid to Mr. Brentlinger and $7,800 was paid to Diamond Head LLC, which is owned and controlled by Mr. Brentlinger.

(4)	Included $98,029 of compensation paid to Mr. Brentlinger for signing personal guarantees in connection with the Diaolg4 Asset Sale and Purchase Agreement (the “Dialo4 Agreement”) and the settlement agreement between Solectron and the Company (“ the Solectron Agreement”), see Note 6 in Notes to Consolidated Financial Statements , and $14,400 of car allowance.

(5)	Represents an expense and traveling allowance paid to Mr. Brentlinger.

(6)	Represents commissions earned on sales of company products pursuant to Mr. Orban’s employment agreement with the Company.

(7)	Represents options granted to this person by the Board of Directors on January 23, 2002. The options, which vested immediately, were exercisable prior to January 23, 2005, at a purchase price of $1.00 per share. On December 29, 2004, the Board of Directors extended the exercise period to January 23, 2009, and reduced the purchase price to $0.70 per share, which the Board determined was not less than the fair market value of the common stock on such date. No Options have been exercised under this grant.

(8)	Represents accrued commissions plus interest paid to Mr. Orban.

(9)	Represents stock based compensation in lieu of cash.

(10)	Represents car and living allowance.

(11)	$26,306 represents restricted stock transferred as part of a loan transaction executed May 19, 2003. $7,500 represents cash consideration for the previously discussed stockholder note. $9,306 represents interest accrued relating the same note. Mr. Zeni received $9,000 for car allowance and $500 for 2002 board meeting fees.

(12)	Represents car allowance.

(13)	Represents consideration paid to Modulation Index, an engineering and consulting company owned by Mr. Ogonowski, for services provided to CRL by Modulation.

(14)	66,000 options represent options received in connection to the $33,000 loan made on March 3, 2005 and 100,000 options represent options received in connection to the Harmon debt restructure. Please refer to (Note 8) of the Consolidated Financial Statements.

(15)	200,000 options represent options received in connection to the Harmon debt restructure. Please refer to (Note 8) of the Consolidated Financial Statements.
Stock Options
           The following table lists our grants during 2005 of stock options to the executive officers named in the Summary Compensation Table. The amounts shown as potential realizable values rely on arbitrarily assumed rates of share price appreciation prescribed by the SEC. In assessing those values, please note that the ultimate value of the options, as well as those shares, depends on actual future share values. Market conditions and the efforts of our directors, officers and others to foster our future success can influence those future share values.
           During 2005, we did not award stock options to Charles Jayson Brentlinger our President, Chief Executive Officer and Chairman of the Board.
Option/SAR Grants in Last Fiscal Year
Individual Grant

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date

Phillip T. Zeni, Sr.	200,000	48%	$0.45	April 29, 2007

Robert W. McMartin	66,000	16%	$0.30	March 3, 2009

	100,000	24%	$0.45	April 29, 2007
Option Exercises and Values at December 31, 2005
           The following table sets forth certain information regarding the exercise and values of options held by the executive officers named in the Summary Compensation Table as of December 31, 2005. The table contains values for “in the money” options, meaning a positive spread between the year-end price of $0.92 per share and the exercise price. These values have not been, and may never be, realized. The options might never be exercised, and the value, if any, will depend on the share price on the exercise date.
Aggregated Option/SAR Exercises in the Last Fiscal Year
and FY-End Option/SAR Values

			Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs	Options/SARs
			at FY-End(#)	at FY-End ($)
			Exercisable/	Exercisable/
Name	Shares Acquired	Values Realized	Unexercisable	Unexercisable

Charles Jayson Brentlinger and C Jayson Brentlinger Family limited Partnership	$0	$0	1,365,000 / 0	$300,300 / $0
Robert A. Orban	$0	$0	50,000 / 0	$11,000 / $0
Phillip T. Zeni, Sr.	$0	$0	250,000 / 0	$105,000 / $0
Robert W. McMartin	$0	$0	166,000 / 0	$87,920 / $0
Greg J. Ogonowski	$0	$0	0 / 0	$0 / $0
Compensation of Directors
           We pay our directors (other than directors who are also employees) for their service. Each director receives $100 for each board meeting and committee meeting attended, either in person or by telephone. During the year ended December 31, 2005, outside directors were paid a total of $1,600 for attendance at board meetings.

Employment Contracts
     We have an employment agreement with our President, Chief Executive Officer and Chairman of the Board, Charles Jayson Brentlinger. This agreement commenced on January 1, 2002, and continues through May 31, 2005 unless earlier terminated by the Company for cause. The agreement continues in effect after May 31, 2005 unless earlier terminated by either party. Pursuant to the agreement, Mr. Brentlinger will serve on a full-time basis as our President and Chief Executive Officer. The agreement provides that Mr. Brentlinger will receive an annual base salary of not less than $175,000. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.
     We have an employment agreement with our Vice President and Chief Engineer, Robert A. Orban. The agreement is dated as of May 31, 2005, and has a five-year term, unless otherwise earlier terminated by either party. Pursuant to this agreement, Mr. Orban is employed on a full-time basis as Chief Engineer of our wholly owned subsidiary, CRL Systems, Inc. doing business as Orban. The agreement provides that Mr. Orban will receive an annual base salary of not less than $250,000. Mr. Orban may also receive an annual bonus based on the net sales of Orban products. The agreement includes provisions relating to other customary employee benefits, the confidentiality of our proprietary information and Mr. Orban’s assignment to Circuit Research Labs, Inc. of inventions conceived or developed by Mr. Orban during the term of the agreement.
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
     We have an employment agreement with our Executive Vice President, Chief Financial Officer and Treasurer, Robert McMartin. This agreement commenced on May 31, 2005, and continues through May 31, 2010 unless earlier terminated by the Company for cause. The agreement will continue in effect after May 31, 2010 unless earlier terminated by either party. Pursuant to the agreement, Mr. McMartin will serve on a full-time basis as our Executive Vice President and Chief Financial Officer. The agreement provides that Mr. McMartin will receive an annual base salary of not less than $175,000. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.
     We have an employment agreement with our Vice President of Manufacturing, Patricia Humke. This agreement commenced on May 31, 2005, and continues through May 31, 2010 unless earlier terminated by the Company for cause. The agreement will continue in effect after May 31, 2010 unless earlier terminated by either party. Pursuant to the agreement, Ms. Humke will serve on a full-time basis as our Vice President of Manufacturing. The agreement provides that Ms. Humke will receive an annual base salary of not less than $99,000. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.
     We have an employment agreement with our Vice President of Administrative Operations and Human Resources, Rebecca Valdez. This agreement commenced on May 31, 2005, and continues through May 31, 2010 unless earlier terminated by the Company for cause. The agreement will continue in effect after May 31, 2010 unless earlier terminated by either party. Pursuant to the agreement, Ms. Valdez will serve on a full-time basis as our Vice President of Administrative Operations and Human Resources. The agreement provides that Ms. Valdez will receive an annual base salary of not less than $75,000. The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 31, 2006, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.
     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of March 31, 2006 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Number of Shares
		Beneficially	Percent of
Name of Beneficial Owner	Title of Class	Owned(1)	Class(2)
Directors and Executive Officers:
Charles Jason Brentlinger and C Jayson Brentlinger Family Limited Partnership(3)(4)	Common Stock	4,841,481	48.47%
Gary D. Clarkson(6)	Common Stock	102,033	1.17%
Christopher M. Kampmeier	Common Stock	70,878	0.82%
Robert A. Orban(6)	Common Stock	66,600	0.77%
Carl E. Matthusen(6)	Common Stock	50,000	0.58%
Phillip T. Zeni, Sr.(6)	Common Stock	652,153	7.35%
Peter J. Lee	Common Stock	0	*
Robert W. McMartin	Common Stock	285,563	3.25%
Greg J. Ogonowski	Common Stock	6,666	*
All directors and executive officers as a group (9 persons)	Common Stock	6,075,374	57.02%

5% Holders:
Charles Jason Brentlinger and C Jason Brentlinger Family Limited Partnership	Common Stock	3,476,481	40.31%
Dialog4 System Engineering GmbH(5)	Common Stock	1,250,000	14.5%
Cornelia Burkhardtsmaier(5)	Common Stock	1,250,000	14.5%
Friedrich Maier(5)	Common Stock	1,250,000	14.5%
Harman International, Inc.	Common Stock	1,638,468	19.0%
Unless otherwise noted, the address of each person named in the table is 7970 South Kyrene Road, Tempe, Arizona 85284.

*	Less than 1%.

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

(2)	On the basis of 8,623,470 shares of common stock outstanding as of March 31, 2006.

(3)	Includes 1,365,005 shares subject to exercisable options granted to Mr. Brentlinger pursuant to the Stock Purchase Agreement that we entered into with him on June 23, 1999. Under the Stock Purchase Agreement, we granted Mr. Brentlinger a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $1.25 per share. This option was exercisable upon its grant, and expires on September 30, 2004. No options have been exercised under this grant. On January 16, 2002, Mr. Brentlinger assigned 200,000 of these options to his father, Mr. Jayson Russell Brentlinger. Mr. Brentlinger has acquired an additional 565,005 options pursuant to anti-dilution modifications made to the Stock Purchase Agreement by the Board of Directors on May 15, 2001. Such anti-dilution modifications are retroactive to June 23, 1999.

(4)	Mr. Brentlinger is deemed to have direct beneficial ownership of the shares owned by C. Jayson Brentlinger Family Limited Partnership based on his status as General Partner and Trustee of C. Jayson Brentlinger Family Limited Partnership. The address of C. Jayson Brentlinger Family Limited Partnership is 7970 S. Kyrene Rd., Tempe, Arizona 85284.

(5)	Based on the information provided in the Schedule 13D/A, Amendment No. 1, filed jointly by Dialog4 System Engineering GmbH (“Dialog4”) and Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, and Friedrich Maier (collectively, the “Shareholders”) with the Securities and Exchange Commission on January 6, 2003. The Shareholders are deemed to have direct beneficial ownership of the shares owned by Dialog4 based on their status as controlling shareholders of Dialog4. The address of Dialog4 and the Shareholders is Dialog4 System Engineering GmbH, c/o Haver&Mailander, att. Dr. Kessler, Lenzhalde 83-85, Stuttgart, Germany D-70182. For a discussion of our acquisition of the assets of Dialog4 and the shares issued to Dialog4 in connection with the acquisition, see Item 1 Description of Business — Recent Events.

(6)	Includes 50,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2002. The exercise period of the options expires on December 29, 2009. The options have an exercise price of $0 .70 as share.

(7)	Includes 1,250,000 shares subject to immediately exercisable options granted to this person by the Board of Directors on January 23, 2003. The options have an exercise price of $0.55 per share and expire on January 23, 2006. No options have been exercised under this grant. The address of Mr. Jayson Russell Brentlinger is 7434 East Stetson Drive, Suite 245, Scottsdale, Arizona 85251.
EQUITY COMPENSATION PLAN INFORMATION
     Circuit Research Labs, Inc. maintains the 1994 Stock Option Plan (the “1994 Plan”) pursuant to which it may grant equity awards to eligible persons. The 1994 Plan expired in 2004 and no additional options may be granted thereunder. The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by our shareholders and equity plans not approved by our shareholders.

	Common shares to be	Weighted-average	Common shares
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding	future issuance under
	warrants and rights	options, warrants	equity compensation
		and rights	plans (excluding shares
			reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by Company shareholders	0	$0	None (Plan has expired)

Equity compensation plans not approved by Company shareholders	3,591,000	$0.61	None

Totals	3,591,000	$0.61	None

On April 14, 2006, the closing price of Circuit Research Lab’s common stock as reported by the NASD’s OTC Bulletin Board was $0.86.

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
     On February 20, 2003, Robert Orban, our Vice President and Chief Engineer, loaned the Company $68,000 for short term working capital needs. The loan was paid in full on May 20, 2003 with interest at the rate of 16 percent per annum. To induce Mr. Orban to make the loan, the Company gave him a choice to receive options to purchase 68,000 shares of common stock or to receive 1 (one) share of common stock per dollar loaned. As of December 31, 2003, Mr. Orban has not made a decision under his right to elect.
     On May 19, 2003, Phillip T Zeni, our Executive Vice President and Chief Operating Officer, loaned the Company $100,000 to be applied to the Harman debt. The loan was due August 19, 2003, with interest at a rate of 16 percent per annum. To induce Mr. Zeni to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. Zeni to purchase 200,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The Company has repaid the loan Mr. Zeni.
     On May 25, 2004, Robert McMartin, our Vice President and Chief Financial Officer, loaned the Company $50,000 to be applied to reduce the accrued past due interest owed to Harman. The loan was due August 25, 2004 and paid, with interest at a rate of 16% per annum. To induce Mr. McMartin to make the loan, the Company granted 2 (two) shares of common stock per dollar loaned. The Company will also issue options to Mr. McMartin to purchase 100,000 shares of common stock of the Company for a purchase price of $0.45 per share. These options will be issued in 2005 as a result of the Harman debt restructure. The loan was repaid to Mr. McMartin.
     Interest expense on all stockholder loans for the years ended December 31, 2005 and 2004 was $119,950 and $25,547, respectively.
     On March 3, 2005, Robert McMartin, our Vice President and Chief Financial Officer, and Gary Clarkson, our Vice President and General Manager, loaned the Company $33,000 and $20,000, respectively. These loans were repaid on March 13, 2005. Mr. McMartin and Mr. Clarkson were issued options to purchase two common shares for every dollar loaned.
     On January 18, 2006 Robert McMartin, our Executive Vice President and Chief Financial Officer loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid.
     On February 1, 2006 Gary Clarkson our Vice President and Corporate Secretary loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid.
Debt Restructure with Harman International
     As disclosed elsewhere in this report, during 2004 we restructured the debt we owe to Harman International. At the conclusion of that restructuring transaction, Harman owned approximately 19% of our issued and outstanding common stock. See “Item 1. Description of Business — Harman Debt Restructure.”
Settlement Agreement with Dialog 4
     Dialog 4 Systems Engineering, GmbH is the beneficial owner of 1,250,000 shares of our common stock, which we issued to Dialog 4 in 2002 in partial payment of the purchase price when we bought the operating assets of Dialog 4. Subsequently, we and Dialog 4 were in a dispute arising in connection with that purchase and sale transaction, and the dispute was arbitrated in Germany. As disclosed elsewhere in this report, we and Dialog 4 reached a settlement of our dispute on March 30, 2005, and we have agreed to make certain payments in 2005 and 2006 to Dialog 4 in connection with the settlement. See “Item 1. Description of Business — Dialog 4 Settlement Agreement.”

PART IV
ITEM 13. EXHIBITS AND REPORTS
     The following is a list of the consolidated financial statements of Circuit Research Labs, Inc. included at Item 7 of Part II of this Form 10-KSB.
     Financial Statements:
Exhibit Index

Exhibit
Number	Description
2.1(1)	Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company

3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.2 (3)	Bylaws of the Company

10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)

10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)

10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)

10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

Exhibit
Number	Description
10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)

10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)

10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)

10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)

10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)

10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)

10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)

10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)

10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)

10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)

21.1	Subsidiaries of Circuit Research Labs, Inc. *.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *.

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No 333-50920).

(11)	Incorporated by reference to the Registrations Registration Statement on Form SB-2 (333-126233).

(12)	Incorporated by reference to the Registrants Report on Form 8-K dated April 6, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table presents fees billed for professional audit services rendered by [Altschuler, Melvoin and Glasser LLP ] for the fiscal years ended December 31, 2005 and 2004.

CATEGORY	2005	2004
Audit fees	$94,500	$89,500

Audit-related fees	14,800	0

Tax fees	0	0

All other fees	0	2,450

Total	$109,300	$91,950

     Aggregate fees for audit, interim review and audit-related services provided by the Company’s principal accounting firm, AM&G, to the Company for the years ended December 31, 2005 and 2004, amounted to $109,300 and $91,950, respectively.
     AM&G had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G’s relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
     For the years ended December 31, 2005 and 2004, AM&G, RSM and TBS did not perform any tax compliance or management consulting services for the Partnership.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of April, 2006.

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

Signature	Title	Date

/s/ C. Jayson Brentlinger C. Jayson Brentlinger	President, Chief Executive Officer and Chairman of the Board	April 19, 2006

/s/ Gary D. Clarkson Gary D. Clarkson	Vice President, Secretary and Director	April 19, 2006

/s/ Christopher M. Kampmeier Christopher M. Kampmeier	Director	April 19, 2006

/s/ Robert A. Orban Robert A. Orban	Vice President, Chief Engineer and Director	April 19, 2006

/s/ Carl E. Matthusen Carl E. Matthusen	Director	April 19, 2006

/s/ Robert W. McMartin Robert W. McMartin	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	April 19, 2006

Exhibit Index

Exhibit
Number	Description
2.1(1)	Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company

3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.2 (3)	Bylaws of the Company

10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)

10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)

10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)

10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)

10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)

10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)

10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)

10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)

10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

Exhibit
Number	Description
10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)

10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)

10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)

10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)

10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)

21.1	Subsidiaries of Circuit Research Labs, Inc. *.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *.

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No 333-50920).

(11)	Incorporated by reference to the Registrations Registration Statement on Form SB-2 (333-126233).

(12)	Incorporated by reference to the Registrants Report on Form 8-K dated April 6, 2006.