Form 10KSB/A
period 2005-12-31
CIRCUIT RESEARCH LABS INC
filed 2006-04-21
CIK 725897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No.1
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
     Transitional Small Business Disclosure Format (check one):
               Yes [ ] No [X]

Explanatory Note
This Form 10-KSB/A constitutes Amendment No.1 to the Registrant's 10-KSB for the fiscal year ended December 31, 2005. This Form 10-KSB/A is being filed solely to file herewith a replacement for Item 7. Financial Statements.

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
We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As described in Note 12, our working capital deficit imposes significant constraints on our operations. This circumstance raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
April 19, 2006

INDEPENDENT AUDITORS CONSENT
We consent to the incorporation, by reference, in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan, of our reports dated April 19, 2006, with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the years ended December 31, 2005 and 2004 filed with the Securities and Exchange Commission included in its annual reports on form 10-KSB for the years then ended.
Altschuler, Melvoin and Glasser, LLP
Chicago, Illinois
April 19, 2006

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
ASSETS

	2005	2004
CURRENT ASSETS:
Cash	$137,743	$108,488
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2005 and in 2004	700,175	577,571
Inventories	2,687,585	2,372,676
Other current assets	162,188	159,984

Total current assets	3,687,691	3,218,719

PROPERTY, PLANT AND EQUIPMENT — Net	418,525	501,793

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	358,468	362,913

	7,834,476	7,838,921

TOTAL	$11,940,692	$11,559,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,248,944	$1,228,545
Note payable to stockholders	720,000	730,000
Notes payable	487,500	512,500
Current portion of long-term debt	1,013,398	885,127
Accrued salaries and benefits	586,826	506,892
Customer deposits	268,213	244,885
Other accrued expenses and liabilities	992,678	753,466

Total current liabilities	5,317,559	4,861,415

LONG-TERM DEBT, LESS CURRENT PORTION	3,162,270	9,009,890

Total liabilities	8,479,829	13,871,305

CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004 — continued

	2005	2004
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $100 par value — authorized, 500,000 shares, None issued
Common stock, $.10 par value — authorized, 20,000,000 shares, 7,946,337 and 4,332,533 shares issued and outstanding at December 31, 2005 and 2004	794,634	433,254
Additional paid-in capital	8,426,947	5,599,498
Accumulated equity (deficit)	-5,760,718	(8,344,624)

Total stockholders’ equity (deficit)	3,460,863	(2,311,872)
TOTAL	$11,940,692	$11,559,433

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	2005	2004
NET SALES	$15,189,848	$13,242,024

COST OF GOODS SOLD	6,421,322	6,040,820

Gross profit	8,768,527	7,201,204

OPERATING EXPENSES
Selling, general and administrative	5,967,352	5,280,138
Research and development	1,615,579	1,403,770
Depreciation	113,971	148,034

Total operating expenses	7,696,902	6,831,942

INCOME FROM OPERATIONS	1,071,624	369,262

OTHER (INCOME ) EXPENSE:
Sundry	22,958	79,867
Interest and convertible debt expense	594,691	1,115,177
Gain on debt restructure	(2,119,065)
Resolution of business acquisition contingency	0	681,135

Total other (income) expense	(1,552,332)	1,876,179

INCOME (LOSS) BEFORE INCOME TAXES	2,623,956	(1,506,917)

INCOME TAXES	40,050	0

NET INCOME ( LOSS)	$2,583,906	($1,506,917)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.38	($0.36)
Diluted	$0.24	($0.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	6,778,039	4,233,893
Diluted	10,818,409	4,233,893
See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004

	Common
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance , January 1, 2004	4,153,574	$415,358	$5,555,932	($6,837,707)	($866,417)

Issuance of common shares	178,959	17,896	43,566		61,462

Net loss				(1,506,917)	(1,506,917)

Balance, December 31, 2004	4,332,533	433,254	5,599,498	(8,344,624)	(2,311,872)

Issuance of common shares	2,104,000	210,400	1,578,000		1,788,400

Issuance of common shares	1,509,804	150,980	1,132,353		1,283,333

Issuance of convertible debt			117,096		117,096

Net Income				2,583,906	2,583,906

Balance, December 31, 2005	7,946,337	$794,634	$8,426,947	($5,760,718)	$3,460,863

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Net Income (Loss)	$2,583,906	($1,506,917)
Adjustments to reconcile net income (loss)to net cash provided by operating activities
Depreciation and amortization	199,996	234,732
Gain on debt restructure	(2,119,065)
Provision for inventories reserve	100,000	268,016
Stock compensation		61,462
Expense for convertible debt	117,096
Variable accounting option expense	388,300

Changes in assets and liabilities:
Accounts receivable	(122,604)	288,880
Inventories	(414,909)	(528,078)
Prepaid expenses and other assets	2,241	(2,498)
Accounts payable, accrued expenses and deposits	495,388	1,866,640

Net cash provided by operating activities	1,230,349	682,237

INVESTING ACTIVITIES:
Capital expenditures	(116,729)	(167,342)

Net cash used in investing activities	(116,729)	(167,342)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	53,000	750,000
Repayment of stockholder advances	(53,000)
Proceeds from (repayment of ) loan	200,000	(112,500)
Principal payments on long-term debt	(1,284,365)	(266,538)
Principal payments on notes payable		(1,000,000)

Net cash used in financing activities	(1,084,365)	(629,038)

NET INCREASE (DECREASE) IN CASH	29,255	(114,143)

CASH AT BEGINNING OF YEAR	108,488	222,631

CASH AT END OF YEAR	$137,743	$108,488

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 2005 and 2004 —
     continued

	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$310,885	$766,128

Income Taxes	$50	$938

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Common stock issued for compensation	$0	$61,462

Conversion of accounts payable to notes payable and long-term debt	$363,000	$0

     Harman waived $935,000 of unpaid interest, and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s principal obligation by $4,255,000. This total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
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

The Company has determined the estimated fair value of the Company to assess whether the goodwill has been impaired under SFAS 142. Management has concluded that the estimated fair value of the Company was in excess of its carrying value as of December 31, 2005 and 2004. The fair value has been estimated based on the market share price, customer base, cash flows and existing product lines. As a result of these reviews the Company has determined that no impairment loss is required to be recorded for the years ended December 31, 2005 and 2004.

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

The Company grants trade credit to its customers. Receivables are valued at management’s estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. Based on management’s evaluation the allowance for doubtful accounts was $33,361 at December 31, 2005 and 2004.

g.	Research and development costs, totaling $1,615,579 and $1,403,770 for the years ended December 31, 2005 and 2004, respectively, are charged to expense as incurred.

h.	Income taxes — Income tax expense is calculated under the liability method as required under SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse. The benefit of our operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2005 and 2004.

i.	Financial instruments — SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires disclosures of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair value. The carrying values of cash, receivables, accounts payable, notes payable and debt approximate fair values due to the short-term maturities or market rates of interest of these instruments.

j.	Net loss per share — In calculating net income per share for the twelve months ended December 31, 2005, the effects of 3,591,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt as well as the anti-dilution rights of a stockholder were used for computing diluted earnings per share because the option exercise prices were lower than the market price of the common stock. For the twelve months ended December 31, 2004, the effect of 2,915,005 shares relating to options to purchase common stock were not used for computing diluted net loss per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

	For the Year Ended
	December 31,
	2005	2004
Numerator
Net income (loss)	$2,583,906	($1,506,917)
Denominator
Weighted average shares — basic	6,778,039	4,233,983
Weighted average shares — diluted	10,818,409	4,233,983
Basic income (loss) per share	$0.38	($0.36)
Diluted income (loss) per share	$0.24	($0.36)

k.	Advertising Costs — Advertising costs are expensed as incurred with the exception of any expenses paid in connection with a sales event that has not yet taken place. Those advertising costs are classified as prepaid expense items until after the sales event. Advertising expense for the years ended December 31, 2005 and 2004 were $84,767, and $54,170, respectively.

l.	Shipping and handling costs — It is our policy to classify shipping and handling costs as part of selling, general and administrative expenses in the statement of operations. Total delivery costs were $129,886 and $129,357 in 2005 and 2004, respectively.

m.	New accounting pronouncements

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

n.	Use of estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

o.	Concentration of Credit Risk. — Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivable.

At December 31, 2005 and 2004, the Company had trade receivables with one and three customers representing approximately 13% and 48% of the receivable balances.
2.	INVENTORIES

Inventories consist of the following at December 31:	2005	2004

Raw materials and supplies	$3,049,228	$2,782,860
Work in process	935,212	843,279
Finished goods	612,555	555,947

Total	4,596,995	4,182,086
Less obsolescence reserve beginning of the year	(1,809,410)	(1,541,394)
Additions to the obsolescence reserve	(100,000)	(268,016)

Inventories, net	$2,687,585	$2,372,676

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the
following at December 31:	2005	2004

Leasehold improvements	$420,279	$420,279
Furniture and fixtures	103,120	103,120
Computer equipment	999,242	944,087
Machinery and equipment	1,372,864	1,311,291

	2,895,505	2,778,777
Less accumulated depreciation and amortization	(2,476,980)	2,276,984

Property and equipment — net	$418,526	$501,793

     Provision for depreciation and amortization charged to operations for the years ended December 31, 2005 and 2004 amounted to $199,996 and $234,732, respectively, of which $86,025 and $86,699, respectively, are included as a component of cost of goods sold.
4.	LONG-TERM DEBT
Long-term debt consists of the following at December 31:

	2005	2004
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 6)	840,040	1,386,200
Solectron GmbH see (Note 6)	227,107	275,527
Harman see (Note 5)	2,752,530
Harman accumulated interest, long-term portion	243,460
Note payable to private investor	200,000
Vendor notes	190,663	16,979
Employee note	2,000	18,000

Total long-term debt	4,663,168	1,904,073
Less current portion Harman and others	1,500,898	885,127

Total long-term debt, less current portion	$3,162,270	$1,018,946

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
     On October 12, 2005 a private investor loaned the Company $200,000 secured by a promissory note with an interest rate of 11% per annum. The note matures October 12, 2010 and has interest only payments payable monthly. At anytime on or before the maturity date the holder of the note may convert the note into restricted shares of common stock for $0.75 per share. The Company expensed $117,096 related to the conversion rights in 2005.
Non current maturities include the $243,473 of future interest due to Harman (Note5)
Future minimum payments as of December 31, 2005 on the long-term debt are as follows:

2006	$1,500,898
2007	848,765
2008	907,840
2009	1,184,605
2010	221,060

$4,663,168

5.	NOTES PAYABLE
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
     See Note 6 for an additional stockholder loan.
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
     The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above is evidenced by a new note that (i) renews and extends (but does not extinguish) our indebtedness owing to Harman and (ii) reduces the interest rate on the debt to

6.0% per annum, with interest payable monthly in arrears. Principal is amortized over a five year period, and the final principal payment is due September 2009. The Company is required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing in October 2007 through September 2008 and $118,961 commencing in October 2008 through September 2009. The Company’s indebtedness to Harman is secured by a security interest covering all of the Company’s assets.
     In summary Harman waived $935,000 of unpaid interest, and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s principal obligation by $4,255,000. This total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.
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
     In March 2005 as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors for the Company; the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.
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

7.	STOCKHOLDERS’ EQUITY (DEFICIT)
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
     Also on April 29, 2005, the Company issued 1,509,804 shares to Harman per the Debt Restructure.
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
     The following options in the next 5 paragraphs were re-priced in 2004 and are now subject to variable option accounting, whereby the option strike price will be compared to the market price at each reporting date and an expense recorded or adjusted if the market price exceeds the strike price; the market price did not exceed the strike price at December 31, 2004. Expense related to variable accounting for these options in 2005 was $388,300.
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
     On January 23, 2002, our Board of Directors granted to its Director, Carl E. Matthusen, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.. On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.
     On January 23, 2002, our Board of Directors granted to its Vice President, Chief Engineer and Director, Robert A. Orban, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.. On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009. No options have been exercised under this grant.
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
     On December 29, 2004, our Board of Directors granted to Berthold Burkhardtsmaier a member of the Board of Directors, an option which vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant.
     On March 3, 2005, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin an option which vested immediately, to purchase 66,000 shares of restricted common stock at a purchase price of $0.30 per share, exercisable prior to March 3, 2009. These options were granted to induce Mr. McMartin to loan the company $33,000.
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
     If the options issued in 2005 were recorded under SFAS 123, “Accounting for Stock Based Compensation”, using the Black Scholes fair value model, net income for the year ended December 31, 2005 would have decreased by $53,030. Net income for 2005 was $2,583,906. Had the options been expensed, the net income would have been $2,530,876.
     If the 2004 options were recorded under SFAS 123,“Accounting for Stock Based Compensation” , using the Black Scholes fair value model, net loss for the year ended December 31, 2004 would have increased by approximately $958,000. Net loss for 2004 was $1,506,917. Had the options been expensed, the net loss would have been $2,464,917.

	2005	2004
Net income (loss) as reported	$2,583,906	($1,506,917)
Additional expense if options had been expensed	(53,030)	(958,000)

Pro forma net income (loss)	$2,530,876	(2,464,917)

2005 income (loss) per share diluted	$0.27	$(0.36)
2005 income (loss) per share diluted, if options had been expensed	$0.27	$(0.58)

     The 2005 pro forma expense was computed using a risk free interest rate of 4.28% and an option life of 2 years and an expected volatility of 50.52%. The Company believes that the Black Scholes model is intended for valuing options that have certain characteristics, including a larger share float, that are not reflective of the options the Company issues. Further, there is no history of options issued by the Company being exercised by the recipients. Accordingly, the model may produce a result that is not entirely reflective of the value of our options.
     On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, exercised 1,250,000 options to purchase shares of the Company’s common stock at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised). Due to the anti dilution provisions of the Harman debt restructure, the Company will be issuing approximately 128,664 shares of its restricted common stock to Harman resulting in an expense of approximately $126,000 in 2006.
9.	INCOME TAXES
The principal reasons for the difference between the income tax (benefit) provision and the amounts computed by applying the statutory income tax rates to the loss for the years ended December 31, are as follows:

	2005	2004
Federal tax (benefit) at statutory rates	$904,400	($513,000)
State tax at statutory rates	129,200	(91,000)
Permanent items	25,000	15,100
Other		(10,800)
Utilization of net operating loss carryforward	(1,058,600)
Increase in valuation allowance		599,700
Alternative minimum tax	40,050

Total	$40,050	$0

At December 31, deferred taxes represent the tax effect of temporary differences related to:

	2005	2004
Current deferred taxes:
Inventory cost capitalization	$68,900	$68,900
Inventory obsolescence reserve	763,800	723,800
Allowance for doubtful accounts	13,300	13,300
Warranty and other reserves	48,800	48,800
Interest on obligation subject to restructuring		378,000
Accrued expenses	91,900	109,500
Variable option and debt conversion accruals	202,200
Deferred tax valuation allowance	(1,188,900)	(1,342,300)

Total	$0	$0

	2005	2004
Non-current deferred taxes:
Goodwill amortization	($618,400)	($374,800)
Depreciation and amortization	(60,700)	(60,700)
Operating loss carry forward	2,431,700	3,093,000
Federal general business credit carry forward	65,400	65,400
Deferred tax valuation allowance	(1,818,000)	(2,722,900)

Total	$0	$0

     At December 31, 2005 and 2004, valuation allowances totaling $3,007,300and $4,065,200 respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured. Net operating loss carryforwards of approximately $6,079,000 will expire through 2024, are available for federal income tax purposes.
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
     We generated a net income of $2,583,906 for the year ended December 31, 2005 compared to a net loss of $1,506,917 reported in 2004. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. Our financial results also have strained our liquidity making it difficult to service our debt with Harman and other lenders. While we have continued to close loans with lenders to finance operations, there is no certainty that we will be able to borrow additional sums in the future. Our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.
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
     As a part of this consolidation, our Northern California Research and Design Center Group will remain in San Leandro, California, just north of Silicon Valley, close to the country’s most advanced digital technology enterprises. The Company anticipates it will move the Northern California Research and Design Center into a smaller facility located close to its current San Leandro plant.
     The office facility lease in Ludwigsburg, Germany is a month-to-month lease for approximately 750 square feet for $2,700 a month. The office facility in Permerand, Netherlands is a month —to-month lease for approximately 750 square feet for $1,430 a month. Rent expense amounted to $639,632 and $569,976 for the years ended December 31, 2005 and 2004, respectively.
Future minimum lease payments relating to the above operating leases at December 31, 2005 are as follows:

Year	Amount
2006	$758,212
2007	410,816
2008	412563
2009	308,550
2010	317,262
2011	325,974
Thereafter	27,227

$2,560,604

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
           During 2005, we did not award stock options to Charles Jayson Brentlinger our President, Chief Executive Officer and Chairman of the Board.
Option/SAR Grants in Last Fiscal Year
Individual Grant

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date

Phillip T. Zeni, Sr.	200,000	48%	$0.45	April 29, 2007

Robert W. McMartin	66,000	16%	$0.30	March 3, 2009

Robert W. McMartin	100,000	24%	$0.45	April 29, 2007
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

		Number of Shares
		Beneficially	Percent of
Name of Beneficial Owner	Title of Class	Owned(1)	Class(2)
Directors and Executive Officers:
Charles Jayson Brentlinger and C Jayson Brentlinger Family Limited Partnership(3)(4)	Common Stock	4,841,481	48.47%
Gary D. Clarkson(6)	Common Stock	102,033	1.17%
Christopher M. Kampmeier	Common Stock	70,878	0.82%
Robert A. Orban(6)	Common Stock	66,600	0.77%
Carl E. Matthusen(6)	Common Stock	50,000	0.58%
Phillip T. Zeni, Sr.(6)	Common Stock	652,153	7.35%
Peter J. Lee	Common Stock	0	*
Robert W. McMartin	Common Stock	285,563	3.25%
Greg J. Ogonowski	Common Stock	6,666	*
All directors and executive officers as a group (9 persons)	Common Stock	6,075,374	57.02%

5% Holders:
Charles Jayson Brentlinger and C Jayson Brentlinger Family Limited Partnership	Common Stock	3,476,481	40.31%
Dialog4 System Engineering GmbH(5)	Common Stock	1,250,000	14.5%
Cornelia Burkhardtsmaier(5)	Common Stock	1,250,000	14.5%
Friedrich Maier(5)	Common Stock	1,250,000	14.5%
Harman International, Inc.	Common Stock	1,638,468	19.0%
Unless otherwise noted, the address of each person named in the table is 7970 South Kyrene Road, Tempe, Arizona 85284.

*	Less than 1%.

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
     Financial Statements:
Exhibit Index

Exhibit
Number	Description
2.1(1)	Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company

3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.2 (3)	Bylaws of the Company

10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)

10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)

10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)

10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

Exhibit
Number	Description
10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)

10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)

10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)

10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)

10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)

10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)

10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)

10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)

10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)

10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)

21.1	Subsidiaries of Circuit Research Labs, Inc. (13)

23.1	Consent of Altschuler, Melvoin and Glasser LLP (included on page 32 of this report on Form 10-KSB).*

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No 333-50920).

(11)	Incorporated by reference to the Registrations Registration Statement on Form SB-2 (333-126233).

(12)	Incorporated by reference to the Registrants Report on Form 8-K dated April 6, 2006.

(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005.
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

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of April, 2006.

CIRCUIT RESEARCH LABS, INC.
By:	/s/ C. Jayson Brentlinger
C. Jayson Brentlinger
Chief Executive Officer, President and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB/A has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Jayson Brentlinger C. Jayson Brentlinger	President, Chief Executive Officer and Chairman of the Board	April 21, 2006

/s/ * Gary D. Clarkson	Vice President, Secretary and Director	April 21, 2006

/s/ * Christopher M. Kampmeier	Director	April 21, 2006

/s/ * Robert A. Orban	Vice President, Chief Engineer and Director	April 21, 2006

/s/ * Carl E. Matthusen	Director	April 21, 2006

/s/ * Robert W. McMartin	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	April 21, 2006

* By:	/s/ Robert W. McMartin
Robert W. McMartin
(Attorney-in-fact for each person indicated)

Exhibit Index

Exhibit
Number	Description
2.1(1)	Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company

3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.2 (3)	Bylaws of the Company

10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)

10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)

10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)

10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)

10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)

10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)

10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)

10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)

10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

Exhibit
Number	Description
10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)

10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)

10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)

10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)

10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)

21.1	Subsidiaries of Circuit Research Labs, Inc. (13)

23.1	Consent of Altschuler, Melvoin and Glasser LLP (included on page 32 of this Report on Form 10-KSB).*

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No 333-50920).

(11)	Incorporated by reference to the Registrations Registration Statement on Form SB-2 (333-126233).

(12)	Incorporated by reference to the Registrants Report on Form 8-K dated April 6, 2006.

(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005.