Form 10QSB
period 2006-03-31
CIRCUIT RESEARCH LABS INC
filed 2006-05-15
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

7970 South Kyrene Road, Tempe, Arizona 85284

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

The number of shares outstanding of each class of our common equity as of May 14, 2006 follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.10	8,623,470

Transitional Small Business Disclosure Format (check one):              Yes /_/

No /X/

-#-

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended March 31, 2006

Page

PART I  -  FINANCIAL INFORMATION

1

ITEM  1.  FINANCIAL STATEMENTS

1

Consolidated Condensed Balance Sheets –

March 31, 2006 (unaudited) and December 31, 2005

1

Consolidated Condensed Statements of Operations –

Three Months ended March 31, 2006 and 2005 (unaudited)

3

Consolidated Condensed Statements of Cash Flows –

Three Months ended March 31, 2006 and 2005 (unaudited)

4

Notes to Consolidated Condensed Financial Statements

6

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

17

ITEM  3.  CONTROLS AND PROCEDURES

28

PART  II  -  OTHER INFORMATION

29

ITEM  2.  CHANGES IN SECURITIES

29

ITEM  5.  OTHER INFORMATION

29

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

30

SIGNATURE

31

-#-

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS:
Cash	$142,285	$137,743
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2006 and in 2005	706,787	700,175
Inventories	2,720,735	2,687,585
Other current assets	72,923	162,188
Total current assets	3,642,730	3,687,691

PROPERTY, PLANT AND EQUIPMENT - Net	378,977	418,525

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	378,754	358,468
	7,854,761	7,834,476

TOTAL	$11,876,469	$11,940,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,846,684	$1,248,944
Notes payable to stockholders	1,195,000	720,000
Current portion, notes payable, Harman	487,500	487,500
Current portion of other long-term debt	433,220	1,013,398
Accrued salaries and benefits	543,119	586,826
Customer deposits	572,274	268,213
Other accrued expenses and liabilities	744,641	992,678
Total current liabilities	5,822,438	5,317,559

LONG-TERM DEBT, LESS CURRENT PORTION	3,104,418	3,162,270
Total liabilities	8,926,856	8,479,829

-#-

CONSOLIDATED CONDENSED BALANCE SHEETS - continued	March 31,	December 31,
	2006	2005
	(unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 8,623,459 and 4,332,533 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	862,347	794,634
Additional paid-in capital	8,927,345	8,426,947
Accumulated deficit	(6,840,079)	(5,760,718)
Total stockholders’ equity	2,949,613	3,460,863
TOTAL	$11,876,469	$11,940,692

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

    Three months ended

	March 31,	March 31,
	2006	2005

NET SALES	$2,812,749	$3,274,492
COST OF GOODS SOLD	1,533,983	1,373,927
Gross profit	1,278,766	1,900,565

OPERATING EXPENSES
Selling, general and administrative	1,341,106	1,363,608
Research and development	469,825	398,237
Depreciation	24,218	39,054
Total operating expenses	1,835,149	1,800,899
INCOME (LOSS) FROM OPERATIONS	(556,383)	99,666

OTHER EXPENSE:
Convertible debt rights, other share-related, and other expenses	466,307	14,856
Interest	56,670	265,759
Total other expense	522,977	280,615

LOSS BEFORE INCOME TAXES	(1,079,360)	(180,949)

PROVISION FOR INCOME TAXES	0	0
NET LOSS	($1,079,360)	($180,949)
NET LOSS PER COMMON SHARE – BASIC AND
DILUTED	($0.12)	($0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and diluted	8,457,940	4,332,533

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	($1,079,360)	($180,949)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	47,117	56,870
Expense for anti-dilution shares issued	126,080
Expense for options and convertible debt rights	382,031
Reduction in variable option accrual	(211,800)

Changes in assets and liabilities:
Accounts receivable	(6,613)	(111,046)
Inventories	(33,150)	(399,206)
Other assets	68,980	(10,149)
Accounts payable, accrued expenses and customer deposits	900,307	1,254,572
Net cash provided by operating activities	193,592	610,092

INVESTING ACTIVITIES:
Capital expenditures	(7,569)	(24,244)
Net cash used in investing activities	(7,569)	(24,244)

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	595,000	53,000
Principal payments on notes payable to stockholders	(50,000)	(53,000)
Principal payments on long-term debt	(726,481)	(29,420)
Net cash used in financing activities	(181,481)	(29,420)

NET INCREASE IN CASH	4,542	556,428

CASH AT BEGINNING OF PERIOD	137,743	108,488

CASH AT END OF PERIOD	$142,285	$664,916

See accompanying notes to consolidated condensed financial statements.

-#-

(continued)

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, March 31,
	2006	2005

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 68,880	$ 69,881

Supplemental schedule of non-cash financing activities:

Cashless option exercise	$ 60,000	$ 0

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of March 31, 2006 and the Consolidated Condensed Statements of Operations for the three months ended March 31, 2006 and 2005, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

2.      Significant Accounting Policies are as follows:

a.     Net loss per share

In calculating net loss per share for the three months ended March 31, 2006, the effects of 2,341,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive.  For the three months ended March 31, 2005, the effects of 3,021,000 shares relating to options to purchase common stock were not used for computing dilutive earnings per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.

-#-

Earnings (loss) per shares is calculated as follows:

	Three Months Ended March 31,
	2006	2005
Numerator
Net loss	($1,079,360)	($180,949)

Denominator
Weighted average number of shares outstanding	8,457,940	4,332,533

Basic and diluted loss per share	($0.13)	($0.04)

b.         New accounting pronouncements

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004.  SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123.  Pro forma disclosure is no longer an alternative.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement was adopted by the Company effective with the interim reporting period, beginning January 2006.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004.  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 had no material effect on our results of operations or financial condition.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  However, the Statement does not change the transition provisions of any existing accounting pronouncements.  The adoption of SFAS No. 154 had no material effect on our results of operations or financial condition.

-#-

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

At March 31, 2006, the Company had trade receivables due from three customers which represented an aggregate of approximately 34% of the receivable balance.  At March 31, 2005, the Company had trade receivables due from one customer representing approximately 41% of the receivable balance.

-#-

3.

INVENTORIES

 Inventories consist of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)

Raw materials and supplies	$3,309,238	$3,049,228
Work in process	780,324	935,212
Finished goods	540,584	612,555
Total	4,630,145	4,596,995
Less obsolescence reserve	(1,909,410)	(1,909,410)
Inventories, net	$2,720,735	$2,687,585

4.

LONG-TERM DEBT

Long term-debt consists of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)

Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH ( Note 6)	336,960	840,040
Solectron GmbH see (Note 6)	227,107	227,107
Harman see (Note 5)	2,640,030	2,752,530
Harman accumulated interest, long-term portion	210,060	243,460
Note payable to private investor	200,000	200,000
Vendor notes	131,615	190,663
Employee notes	72,000	2,000
Total long-term debt	4,025,139	4,663,168
Less current portion Harman and others	920,720	1,500,898
Total long-term debt, less current portion	$3,104,418	$3,162,270

-#-

Scheduled principal payments due within one year aggregate $920,720 as of March 31, 2006. Long-term debt at March 31, 2006 includes principal of $2,640,030 owed to Harman (see note 5).

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

On May 31, 2001, CRL acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of March 31, 2006 $27,367 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2005 the Company converted approximately $363,000 of various trade payables into notes payable. As of March 31, 2006 the unpaid portion of these notes payable are $131,615.

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

Noncurrent maturities include $210,060 of future interest due to Harman (Note5).

5.

NOTES PAYABLE

On October 4, 2004, Jayson Russell Brentlinger, the father of our President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is negotiating with the lender concerning the terms of repayment and the possibility of the lender converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares

-#-

$100.00 par value per share. A holder of the preferred shares is entitled to an 11.5% dividend per annum payable monthly.  The preferred shares are convertible into the Company’s common shares at a price of $0.50 per share and may be redeemed by the Company at any time.  If, before March 31, 2007, the Company satisfies the Note and Jayson Russell Brentlinger has not exercised his right to convert the then-outstanding principal of the Note, then Jayson Russell Brentlinger will be awarded options to purchase 950,000 shares of our common shares at a purchase price of $0.50 per share.  If such options are granted, those 950,000 options will expire on March 31, 2007. The Company recorded an expense of $328,312 associated with the conversion right.  The expense was determined by using the Black Scholes method to value the conversion option.

During June 2003, two stockholders loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at 9.0% per annum. Both notes were due and payable with interest in June 2004.  As previously agreed, in the second quarter of 2005, the Company issued options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two stockholders verbally agreed to extend the loans and the Company continued to accrue interest under the loans.  Upon the request of one of the stockholders, on October 21, 2005 the Company repaid the $10,000 loan together with the accrued interest of $2,140.  Both stockholders are otherwise unrelated parties.

On January 18, 2006 Mr. McMartin, the Company’s Executive Vice President and Chief Financial Officer, loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid. The remaining balance as of March 31, 2006 is $50,000.

  On February 1, 2006 Mr. Clarkson, the Company’s Vice President and General Manager loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid. The remaining balance as of March 31, 2006 is $20,000.

The last two obligations are included in long term debt. Interest expense on all stockholder loans for the three months ended March 31, 2006 was $35,308.

       Harman

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc., including the rights to the name “Orban.”  The purchase price was paid partially in cash and partially by issuing notes payable to Harman.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness, in an amount on that date of almost $8.5 million in principal and $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions, including the execution by the parties of definitive documents.  These documents were executed on April 29, 2005.  The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents executed.  The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the

-#-

letter agreement was executed).

The Harman debt restructure consisted of:

A $1,000,000 payment on the outstanding principal in October 2004.  The funds for this payment came from $300,000 generated from our operations, and $700,000 from a short-term loan from the father of our President and Chief Executive Officer.

Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. An amount of $249,530 in accrued interest was added to the outstanding principal balance of the debt.

In addition, Harman exchanged $2,104,000 of indebtedness for 2,104,000 shares of our common stock, which Harman then sold to our President and Chief Executive Officer for $1,000,000.  Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman also exchanged an additional $2,400,000 of indebtedness for 19% of the shares of our common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This exchange included an anti-dilution provision, which entitles Harman to receive additional shares equaling 19% of the amount of any shares that are issued as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of at least 815,927 additional shares to Harman, if all currently outstanding options are exercised.  Also, if the father of our President and Chief Executive Officer, who holds the $700,000 loan, elects to convert the obligation into shares of common stock, Harman will receive additional shares equaling 19% of the shares of our common stock. Harman will continue to have the right to additional shares as the result of new share issuances until the father of our President and Chief Executive Officer convert his loan into shares of common stock.

The remaining $3,227,530 of indebtedness, after giving effect to the transactions described above, is evidenced by a new note, secured by a security interest covering all of our assets, that (i) renews and extends (but does not extinguish) the indebtedness owed to Harman, and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009.

In summary, on April 29, 2005, Harman waived $935,000 of unpaid interest and was issued 3,613,000 shares of our common stock to reduce our obligation by $4,255,000. The total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital, and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain, which was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation.  Accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.

6.

DIALOG4

Dialog4 System Engineering, GmbH, was a German corporation that produced in the Company’s industry, including its Codec line of products. The Company purchased assets of Dialog4 on January 18,

-#-

2002. The Company and Dialog4 had disputes that arose in connection with this transaction. Those disputes were submitted to arbitration in Germany.

On October 8, 2004, the Company learned the arbiter had awarded Dialog4 approximately $1.0 million. The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4, to $1,393,000. The increase of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represents the amount awarded by the arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4. Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them. The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006. The Company also filed with the SEC a registration statement under the Securities Act. The registration statement covers sales by Dialog4 of the 1,250,000 shares of stock that it issued to Dialog4 in 2002 in partial payment of the purchase price of assets we bought.

See Note 5 regarding a stockholder loan obtained in March 2006 to fund the $475,000 April 1, 2006 Dialog4 payment.

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors of the Company, and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

Dialog4 dismissed the Arizona Litigation knowing that we understand the terms and conditions and that they have a right to come back and enforce judgment without prejudice, and when all the terms and conditions of the settlement agreement have been met, Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.

On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.  Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4.  The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory.  The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4.  The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, it agreed to purchase the inventory, which it will use in the manufacture of Sountainer products. The Company owes Solectron GmbH $227,107 as of March 31, 2006 and has stopped making debt service payments . This obligation was a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the

-#-

final installment being due October 15, 2005 in the amount of $15,681. The Company currently owes Solectron $227,107 because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible. As of March 31, 2006, the Company has cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

7. STOCK OPTIONS AND STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded only when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.

We adopted FAS 123R using the modified prospective method. Under this transition method, stock compensation expense for the first quarter of 2006 included the cost for all share-based payments granted prior to January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with FAS 123 and FAS 123R, which we estimate using the Black-Scholes option pricing model and recorded in selling, general and administrative expenses. Results for prior periods have not been restated.

For the first quarter of 2006, stock option expense charged against income for the first time for was $53,718, or approximately $0.01 per diluted share.

The following table illustrates the effect on net loss and loss per common share as if we had elected to adopt the expense recognition provisions of FAS 123 for the three months ended March 31, 2005:

Net loss as reported	$(180,949)
Add: stock-based expense included in reported net loss	0
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	15,233

Pro forma	($196,182)

Basic loss per common share
As reported	($0.04)
Pro forma	($0.05)

-#-

We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for options issued in the quarter ended March 31, 2005 are as follows:

Weighted average risk free interest rates	4.28%
Weighted average life (in years)	4
Volatility	52
Expected dividend yield	0

Substantially all options have been issued in connection with loan transactions. All options issued vested immediately. The expected life of each grant is generally estimated to be a period approximately one half of the exercise period, plus one year, for all periods presented. Expected volatility of our stock price is based generally on historical volatility after the completion of the Harman loan restructure. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

As of December 31, 2005	# of Options to purchase 1 share of Common	Strike Price	Expiration Date
	116,000	$ 0.30	3/3/2009
	360,000	$ 0.45	4/29/2009
	1,250,000	$ 0.55	1/23/2009
	1,865,000	$ 0.70	12/29/2009
Total Number of options	3,591,000

As of March 31, 2006	# of Options to purchase 1 share of Common	Strike Price	Expiration Date
	116,000	$ 0.30	3/3/2009
	360,000	$ 0.45	4/29/2009
	1,865,000	$ 0.70	12/29/2009
Total Number of options	2,341,000

-#-

1,765,000 options are now subject to variable option accounting, whereby the option strike price is compared to the market price at each reporting date and an expense recorded or adjusted if the market price exceeds the strike price; the market price did not exceed the strike price at March 31, 2005. A reduction in previously recorded expense related to these options for the quarter ended March 31, 2006 was ($211,800).

On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised).

Harman Pro North Company, an existing stockholder was issued 128,653 shares on January 23, 2006 as part of anti-dilution provision required as per the Harman debt restructure.

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

Recent Developments

We are in the process of consolidating our US manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from our new headquarters in Tempe, Arizona. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We expect to incur one time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. We expect that it will be shipping nearly all of its US manufactured products out of the new Tempe plant by the end of May 2006. Due to the manufacturing consolidation and the move into our new corporate headquarters the Company’s net revenues were approximately $2,813,000 for the three months ended 2006 compared to $3,274,000 for the same period in 2005, representing a decrease of approximately $461,000 or 14%.

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

We currently have a backlog of orders totaling approximately $1.7 million ..

-#-

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

We generated a net loss of $1,079,360 for the three months ended March 31, 2006 and a net income of $2,583,906 for the year ended December 31, 2005 compared to a net loss of $1,506,917 reported in 2004. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. During 2004 expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies. As discussed below, we restructured our indebtedness owed to Harman pursuant to documents we executed on April 29, 2005. Under the terms of our debt agreements with Harman in effect prior to our restructure of our debt, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million).  If this had happened, we would likely have been forced to file for protection under Chapter 11 of the United States Bankruptcy Code.  Because of our inability to pay $8.5 million in principal and $1.2 million as of December, 2004 in accrued interest to Harman, if payment had been  demanded, our difficulties in meeting our financing needs and our negative working capital position, our independent registered public accounting firm added a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004, by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

-#-

With the Harman debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make the scheduled principal and interest payments due Harman.

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	For the Three Months Ended
	March 31,
	2006	2005
Revenues:
Net sales	$2,812,749	$3,274,492
Other income	0	0
Total revenues	$2,812,749	$3,274,492
Gross profit on net sales	$1,278,766	$1,900,565
Gross profit margin	45%	58%
Net cash provided by operating activities	$193,592	$610,092
Net cash used in investing activities	($7,569)	($24,244)
Net cash used in financing activities	($181,481)	($29,420)
Net loss	(1,079,360)	($180,949)
Net loss as a percent of net sales	(38%)	(6%)
Loss per share – basic and diluted	($0.13)	($0.04)

Three Months Ended March 31, 2006 Compared To The Three Months Ended March 31, 2005

Net Sales.  Net sales during the three months ended March 31, 2006 were $2.8 million compared to $3.3 million during the comparable period in 2005, reflecting a decrease of 14% caused by the manufacturing consolidation. We currently have a backlog of approximately $1.7 million and have begun to increase our capacity by contracting with subcontractors to do our low level assembly with the final assembly being processed in our Tempe plant. Our aim is to be more responsive to our customers demand for our products while increasing our efficiencies.

Gross Profit.   Gross profit was 45% of net sales for the three months ended March 31, 2006 compared to 58% for the same period in 2005.  The decrease in gross profit is due in part to the transition from manufacturing in San Leandro, California to manufacturing in Tempe, Arizona.  Due to the transition we increased our variable costs associated with set up and final test.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2006 was $1,341,000, a decrease of 2% compared to $1,365,000 for

-#-

the first quarter of 2005.  As a percentage of net sales, SG&A was 48% for the three months ended March 31, 2006 as compared to 42% for the same period in 2005.  Included in the $1,341,000 expense report for March 31, 2006, was approximately $116,000 in one-time charges related to moving expenses. The decrease in SG&A expense is due primarily to the reduction in accrued variable option expense of $211,800 recorded for three months ended March 31, 2006, caused by the decrease in the Company’s stock price by $0.12 per share during the same period. Excluding the accrued variable option expense associated with the repriced options, SG&A would have been $1,553,000, an increase of 14% compared to the first quarter of 2005.

Research and Development.  Research and development expense was $470,000 for the three months ended March 31, 2006, an increase of 18% compared to $398,000 for the same period in 2005.  The increase resulted primarily from an increase in salaries and licensing associated with our software development for our PC based products.

Other Expense.   Other expense, net for the three months ended March 31, 2006 was $523,000 of which $57,000 represents interest expense and $466,000 represents primarily expensed options associated with convertible debt and the expense for shares issued under Harman’s anti-dilution rights which were incurred during the three months ended March 31, 2006. Other expense, net for the three months ended March 31, 2005 was $281,000, of which $266,000 represented interest expense.  Total interest expense was $56,000 for the three months ended March 31, 2006, a 79% decrease from $266,000 reported for the same period in 2005.  The decrease is associated with the Harman restructure.

Net Loss. Net loss was $1,079,360 for the three months ended March 31, 2006 compared to $181,000 for the same period in 2005.  The increase in net loss is primarily a result of decreased net revenue along with increased manufacturing costs associated with our Company’s consolidating its manufacturing into its new corporate headquarters.

Liquidity and Capital Resources

We had negative working capital of approximately $2.1 million at March 31, 3006, and the ratio of current assets to current liabilities was .63 to 1. At December 31, 2005, we had negative working capital of approximately $1.6 million and a current ratio of .69 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness, in an amount on that date of almost $8.5 million in principal and $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions, including the execution by the parties of definitive documents.  These documents were executed on April 29, 2005.  The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents executed.  The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).

The Harman debt restructure consisted of:

A $1,000,000 payment on the outstanding principal in October 2004.  The funds for this payment came from $300,000 generated from our operations, and $700,000 from a short-term loan from the father

-#-

of our President and Chief Executive Officer.  See earlier comments

Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum. An amount of $249,530 in accrued interest was added to the outstanding principal balance of the debt.

In addition, Harman exchanged $2,104,000 of indebtedness for 2,104,000 shares of our common stock, which Harman then sold to our President and Chief Executive Officer for $1,000,000.  Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman also exchanged an additional $2,400,000 of indebtedness for 19% of the shares of our common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This exchange included an anti-dilution provision, which entitles Harman to receive additional shares equaling 19% of the amount of any shares that are issued as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of at least 815,927 additional shares to Harman, if all currently outstanding options are exercised.  Also, if the father of our President and Chief Executive Officer, who holds the $700,000 loan, elects to convert the obligation into shares of common stock, Harman will receive additional shares equaling 19% of the shares of our common stock. Harman will continue to have the right to additional shares as the result of new share issuances until the father of our President and Chief Executive Officer convert his loan into shares of common stock.

The remaining $3,227,530 of indebtedness, after giving effect to the transactions described above, is evidenced by a new note, secured by a security interest covering all of our assets, that (i) renews and extends (but does not extinguish) the indebtedness owed to Harman, and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009.

In summary, on April 29, 2005, Harman waived $935,000 of unpaid interest and was issued 3,613,000 shares of our common stock to reduce our obligation by $4,255,000. The total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital, and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; which  was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation.  Accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.

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

-#-

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

We owe Solectron GmbH $227,107 as of March 31, 2006. This obligation was a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681. We currently owe Solectron $227,107 because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which we were found to be responsible. As of December 31, 2005, we have cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised Settlement Agreement. We further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

Working capital generated from 2006 operations will be used to service our commitments as detailed above, excluding our obligations to Harman and Dialog4.  The Company will need to generate enough cash flow to pay for the move and the consolidation of our U.S based manufacturing.  Any excess working capital generated from 2006 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes.  Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations.  We will closely monitor our working capital in 2006 as we evaluate any expenditure related to expansion.

Accounts receivable were $706,000 at March 31, 2006 compared to $700,000 at December 31, 2006 representing a net increase of $6,000 or 1%.  The increase is primarily due to increased sales in the month of March 2005.

Total inventories were $2,721,000 at March 31, 2006 compared to total inventories of $2,688,000 at December 31, 2005.  The increase of $33,000 or 1% is due in part to an increase in raw materials and work in process to reduce our backlog.

For the year ending December 31, 2006, our principal working capital requirements will be the payment of normal recurring operating costs along with costs associated with the consolidation of our

-#-

U.S. based manufacturing into our new corporate headquarters located in Tempe, Arizona.  Management believes that these requirements can be met from the operating cash flows.

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

While our independent auditors expressed an unqualified opinion on the financial statements, they did include an explanatory paragraph indicating that there is substantial doubt about our ability as a going concern due to our working capital deficit.  Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or pursuing remedies to collect debt which is in default.  In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt.  While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness.  Our financial condition and the “going concern” emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

As a result of our outstanding debt obligations, we have significant ongoing debt service requirements which may adversely affect our financial and operating flexibility.

Even after giving effect to the restructuring of the debt we owe Harman Pro North America, Inc. (Harman), the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments.  As of December 31, 2005, over the next twelve months, we need approximately $1,258,073 to pay scheduled installments of the principal on our existing debt. Not included in the $1,258,073 are obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. With respect to $475,000 of the total obligation owed to Mr. Brentlinger, if he were to demand repayment, we would have 30 days from the date of notice to satisfy the $475,000 note. If we fail to generate sufficient cash from operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

Our ability to obtain an outside line of credit is subject to the approval of our current creditors and, if such approval is withheld, our ability to compete effectively in our industry could be jeopardized.

-#-

Under the terms of our agreements with Harman, we are bound by certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of Harman.  This limitation on our ability to obtain additional credit facilities may curtail our ability to make strategic acquisitions and to conduct research and development.  This in turn could jeopardize our competitive position within our industry.  In addition, our obligation to Harman is secured by a security interest in substantially all of our assets.  Our inability to grant a security interest to other lenders is another factor that may limit our ability to obtain third-party financing.

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

While audio processing has been and will continue to be our core business, we are using our existing technologies to enter the emerging markets of digital audio broadcasting, cable television and Internet-related audio delivery.  These markets are characterized by rapid technological change and require a significant commitment of capital and human resources.  We intend to continually engage in research and development activities so that we can improve our current products and develop new products.  However, our significant debt obligations may limit the amount of resources, both capital and human, that we can commit to research and development.  This could jeopardize the success and reception of our products in these emerging markets.  In addition, because of the rapid pace of change and the intense competition that characterizes these markets, our products may become unmarketable or obsolete by a competitor’s more rapid introduction to the marketplace.

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

As of May 14, 2006, Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 3,180,481 shares of our common stock and controls options

-#-

(held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares.  Based on a total of 8,623,470 shares of our common stock issued and outstanding as of May 14, 2006, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 48.47% of our issued and outstanding shares.  This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

We depend on a few key management persons.

We are substantially dependent on the personal efforts and abilities of Charles J. Brentlinger, our Chairman of the Board, President and Chief Executive Officer, and Robert Orban, our Vice President and Chief Engineer.  The loss of either of these officers or our other key management persons could harm our business and prospects for growth.

Consolidating our Orban manufacturing facility into our Tempe manufacturing facility subjects us to a number of risks that are beyond our control which could result in production interruptions.

Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products.  The planned consolidation of our U. S. manufacturing facilities into our Tempe facility subjects us to a number of risks that are beyond our control and could result in production interruptions.  Our Orban office is currently located in San Leandro, California, and we expect to complete the consolidation by June 30, 2006.  While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods.  In addition, we could experience unforeseen delays in setting up the infrastructure in the new location.  We could also experience labor shortages of experienced personal that will not relocate to the Tempe facility.

The liquidity of our common stock could be restricted because our common stock falls within the definition of a Penny Stock.

Pursuant to Rule 3a51-1 of the Securities Exchange Act of 1934, as amended, our common stock is considered "penny stock," and as such, certain sales restrictions apply to these securities.  The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer.  These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased.  In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction.  Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer’s account and certain other information relating to the limited market in penny stocks.  These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so.  As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.

-#-

Because our success depends in part on our ability to protect our intellectual property, infringement on our proprietary rights could lead to costly litigation and decreased revenues.

Our copyrights, patents, trademarks, trade secrets and similar intellectual property are critical to our success.  To establish and protect our proprietary rights, we rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality and non-disclosure agreements and contractual provisions with employees and third parties, and license agreements with consultants, vendors and customers.  Despite such protections, there is no assurance that these steps will be adequate, that we will be able to secure trademark registrations for all of our marks in the United States or other countries or that third parties will not infringe upon or misappropriate our copyrights, patents, trademarks and similar proprietary rights.  In addition, effective copyright, patent and trademark protection may be unenforceable or limited in certain countries.  In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights, patents and other intellectual property rights.  We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others.  Any such litigation could cause us to incur substantial expenses and would adversely affect our financial condition.

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

-#-

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

On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised).

Harman Pro North Company, an existing shareholder was issued 128,653 shares on January 23, 2006 as part of anti-dilution provision required as per the Harman debt restructure.

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

Dated: May 15, 2006

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