Form 10QSB
period 2006-06-30
CIRCUIT RESEARCH LABS INC
filed 2006-08-14
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

7970 S. Kyrene Road, Tempe, Arizona 85284

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (480) 403-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

The number of shares outstanding of each class of our common equity as of August 14, 2006  is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

8,623,470

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended June 30, 2006

Table of Contents

Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2006 (unaudited) and December 31, 2005

3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months ended June 30, 2006 and 2005 (unaudited)

5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2006 and 2005 (unaudited)

6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

19

ITEM 3.  CONTROLS AND PROCEDURES.

35

PART  II  -  OTHER INFORMATION

36

ITEM 2.   CHANGES IN SECURITIES

36

ITEM 5.  OTHER  INFORMATION

36

ITEM 6.  EXHIBITS

37

SIGNATURES

38

-#-

PART I — FINANCIAL INFORMATION

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS:
Cash	$31,840	$137,743
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2006 and in 2005	1,209,282	700,175
Inventories	2,888,151	2,687,585
Other current assets	83,391	162,188
Total current assets	4,212,664	3,687,691

PROPERTY, PLANT AND EQUIPMENT - Net	313,047	418,525

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	369,942	358,468
	7,845,950	7,834,476

TOTAL	$12,371,661	$11,940,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,069,246	$1,248,944
Notes payable to stockholders	1,195,000	720,000
Current portion, notes payable, Harman	487,500	487,500
Current portion of other long-term debt	713,799	1,013,398
Accrued salaries and benefits	714,399	586,826
Customer deposits	318,837	268,213
Other accrued expenses and liabilities	444,598	992,678
Total current liabilities	5,943,379	5,317,559

LONG-TERM DEBT, LESS CURRENT PORTION	2,632,693	3,162,270
Total liabilities	8,576,072	8,479,829

See accompanying notes to consolidated condensed financial statements

-#-

(continued)

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - continued	June 30,	December 31,
	2006	2005
	(unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 8,623,470 and 7,946,337 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	862,347	794,634
Additional paid-in capital	8,927,345	8,426,947
Accumulated deficit	(5,994,103)	(5,760,718)
Total stockholders’ equity	3,795,589	3,460,863
TOTAL	$12,371,661	$11,940,692

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES	$3,852,356	$4,374,431	$6,665,104	$7,648,923
COST OF GOODS SOLD	1,245,678	1,667,166	2,779,660	3,041,093
Gross profit	2,606,678	2,707,265	3,885,444	4,607,830

OPERATING EXPENSES:
Selling, general and administrative	1,305,851	1,685,181	2,646,957	3,048,789
Research and development	413,460	372,784	883,285	771,021
Depreciation	22,796	37,391	47,014	76,445
Total operating expenses	1,742,107	2,095,356	3,577,256	3,896,255
INCOME FROM OPERATIONS	864,571	611,909	308,188	711,575

OTHER (INCOME) EXPENSE
Convertible debt rights, other share related and other expenses	(42,840)	(63,354)	423,467	(48,498)
Gain on debt restructure		(2,041,975)		(2,041,975)
Interest	61,436	98,438	118,106	364,197
Total other (income) expense	18,596	(2,006,891)	541,573	(1,726,276)

INCOME (LOSS ) BEFORE INCOME TAXES	845,975	2,618,800	(233,385)	2,437,851

PROVISION FOR INCOME TAXES	0	0	0	0
NET INCOME (LOSS)	$845,975	$2,618,800	($233,385)	$2,437,851

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.10	$0.38	($0.03)	$0.44

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.08	$0.38	($0.03)	$0.44

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	8,623,470	6,834,397	8,541,609	5,590,376
Diluted	11,264,863	6,834,397	8,541,609	5,590,376

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES:
Net Income (Loss)	($233,385)	$2,437,851
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Depreciation and amortization	92,813	114,393
Expense for anti-dilution shares issued	126,080
Expense for options and convertible debt rights	382,031
Reduction in variable option accrual	(388,300)
Gain on debt restructure		(2,041,975)
Gain on sale of building	(131,610)

Changes in assets and liabilities:
Accounts receivable	(509,108)	(111,541)
Inventories	(200,566)	(937,001)
Prepaid expenses and other assets	67,323	47,335
Accounts payable and accrued expenses	898,719	1,288,681
Net cash provided by operating activities	103,997	797,743

INVESTING ACTIVITIES:
Capital expenditures	(15,793)	(48,051)
Deposit for the purchase of building	(10,000)
Proceeds from sale of building	170,068
Net cash provided by (used in) investing activities	144,275	(48,051)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	595,000	50,000
Repayment of stockholder advances	(54,000)	(53,000)
Principal payments on long-term debt	(895,175)	(762,387)
Net cash used in financing activities	(354,175)	(762,387)

NET DECREASE IN CASH	(105,903)	(12,695)

CASH AT BEGINNING OF PERIOD	137,743	108,488

CASH AT END OF PERIOD	$31,840	$95,793

See accompanying notes to consolidated condensed financial statements.

-#-

(continued)

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Six Month Ended
June 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 146,828	$ 181,241

Supplemental schedule of non-cash financing activities:

Debt settled by issuance of common shares	$ 0	$ 4,255,000

Cashless option exercise	$ 60,000	$ 0

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of June 30, 2006 and the Consolidated Condensed Statements of Operations for the three and six  months ended June 30, 2006 and 2005 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been prepared without audit.

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

2.

Significant Accounting Policies are as follows:

a.

Net income (loss) per share

For three months ended June 30, 2006, the effects of 2,341,000 shares relating to options to purchase common stock and 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were used for computing diluted earnings per share. In calculating net loss per share for the six months ended June 30, 2006, the effects of 2,341,000 shares relating to options to purchase common stock and the 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the results would be anti-dilutive.

For the three  and six months ended June 30, 2005, the 3,015,005 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the option price was greater than the market price. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share is calculated as follows:

-#-

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2006	2005	2006	2005
Numerator
Net Income (loss)	$845,975	$2,618,800	($233,385)	$2,437,851

Denominator
Weighted average shares – basic	8,623,470	6,834,397	8,541,609	5,590,376
Weighted average shares – diluted	11,264,863	6,834,397	8,541,609	5,590,376

Basic income (loss) per share	$0.10	$0.38	($0.03)	$0.44
Diluted income (loss) per share	$0.08	$0.38	($0.03)	$0.44

b.

New accounting pronouncements

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004.  SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123.  Pro forma disclosure is no longer an alternative.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement was adopted by the Company effective with the interim reporting period beginning January 2006.

c.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables and cash balances in excess of FDIC limits.

At June 30, 2006, the Company had trade receivables due from two customers which represented an aggregate of approximately 34% of the receivable balance.  At June 30, 2005, the Company had trade receivables due from one customer representing approximately 37% of the receivable balance.

-#-

3.

INVENTORIES

Inventories consist of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Raw materials and supplies	$3,323,338	$3,049,228
Work in process	929,727	935,212
Finished goods	544,495	612,555
Total	4,797,561	4,596,995
Less obsolescence reserve	(1,909,410)	(1,909,410)
Inventories, net	$2,888,151	$2,687,585

4.

LONG-TERM DEBT

Long term-debt at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (Note 6)	315,900	840,040
Solectron GmbH see (Note 6)	227,107	227,107
Harman (Note 5)	2,527,530	2,752,530
Harman accumulated interest, long-term portion	178,335	243,460
Note payable to private investor	200,000	200,000
Vendor notes	105,754	190,663
Employee notes	72,000	2,000
Total long-term debt	3,833,992	4,663,168
Less current portion Harman and others	1,201,299	1,500,898
Total long-term debt, less current portion	$2,632,693	$3,162,270

-#-

Scheduled principal payments due within one year aggregate $1,201,299 as of June 30, 2006. Long-term debt at June 30, 2006 includes $2,527,530 owed to Harman.  Non-current maturities at June 30, 2006 include the $178,335 of future interest due to Harman (Note 5).

In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to an unrelated stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5% per annum, with principal and interest due monthly beginning August 1, 2000 for four years.  Based on a verbal agreement with the note holder, the Company made payments in 2001 sufficient for interest and some principal.  On November 12, 2001, the Company and the shareholder agreed to defer the payments to January 2002 with interest accruing at the rate of 7.5% per annum. As of December 31, 2004, the Company had made partial payments on the accrued interest, and the outstanding principal balance of this debt was $178,905, plus accrued interest of $1,746. The Company signed a new promissory note to replace the original note on August 3, 2004, which took effect August 1, 2004, for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month, the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of June 30, 2006, $27,367 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2005, the Company converted approximately $363,000 of various trade payables into notes payable. As of June 30, 2006, the unpaid portion of these notes payable is $105,754.

On October 12, 2005, a private investor, who is not related to the Company or any of its executives, loaned the Company $200,000 secured by a promissory note with an interest rate of 11% per annum.  The note matures October 12, 2010 and has interest only payments payable monthly. At anytime on or before the maturity date, the holder of the note may convert the note into restricted shares of common stock for $0.75 per share. The Company expensed $117,096 related to the conversion rights in 2005.

Notes payable to stockholders

During June 2003, two stockholders, unrelated to the Company or any executives of the Company, loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at 9.0% per annum. Both notes were due and payable with interest in June 2004.  As previously agreed, in the second quarter of 2005, the Company issued options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. The proceeds from these notes were used to reduce the accrued and unpaid interest owed to Harman. The two non-related stockholders verbally agreed to extend the loans and the Company continued to accrue interest under the loans.  Upon the request of one of the

-#-

stockholders, on October 21, 2005, the Company repaid the principal amount of $10,000 together with the accrued interest of $2,140.

On October 4, 2004, Jayson Russell Brentlinger, the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is negotiating with Mr. Brentlinger concerning the terms of repayment and the possibility of converting the note into preferred or common stock of the Company. No agreement about the terms and conditions of the payment or conversion has yet been completed.

On January 18, 2006, Mr. McMartin, the Company's Executive Vice-President and Chief Financial Officer, loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid.  The remaining balance as of June 30, 2006 is $50,000.

On February 1, 2006, Mr. Clarkson, the Company's Vice-President and General Manager, loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid.  The remaining balance as of June 30, 2006 is $20,000.

The  two preceding obligations are included in long term debt. Interest expense on all stockholder loans for the three and six months ended June 30, 2006 was $39,332 and $74,620, respectively.

On March 31, 2006, Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, the Company’s Chief Executive Officer, President and Chairman, loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100 par value per share.  A holder of the preferred shares is entitled to an 11.5% dividend per annum payable monthly.  The preferred shares are alternatively convertible into the Company’s common shares at a price of $0.50 per share and may be redeemed by the Company at any time.  If, before March 31, 2007, the Company satisfies the Note and Jayson Russell Brentlinger has not exercised his right to convert the then outstanding principal of the Note, then he will be awarded options to purchase 950,000 shares of our common stock at a purchase price of $0.50 per share.  If such options are granted, those 950,000 options will expire on March 31, 2007.  In the quarter ended March 31, 2006, the Company recorded an expense of $328,312 associated with the conversion right.  The expense was determined by using the Black Scholes method to value the conversion option.

On July 20, 2006, Mr. McMartin, the Company's Executive Vice-President and Chief Financial Officer, loaned the Company $68,000 (including a $5,000 origination fee) represented by a promissory note at a rate 16% per annum. The note was due July 30, 2006 and repaid. Mr. McMartin received 126,000 options at the market price of $$0.56.

-#-

5.

HARMAN

On May 31, 2000, the Company acquired the assets of Orban, Inc., which was then a wholly-owned subsidiary of Harman, including the rights to the name “Orban.”  The purchase price was paid partially in cash and partially by issuing notes payable to Harman.

On October 12, 2004, the Company executed a letter agreement with Harman, whereby its indebtedness, then in an amount of almost $8.5 million plus $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions, including the execution by the parties of definitive documents.  These documents were executed on April 29, 2005.

The Harman debt restructure consisted of:

•

In October 2004, the Company paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness.  The funds for this payment came from $300,000 generated from the Company’s operations, and $700,000 from a short-term loan from the father of the Company’s President and Chief Executive Officer.

•

Prior to the debt restructure, the Company’s debt to Harman bore interest at a rate of 12% per annum.  As part of the debt restructure Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum, which resulted in Harman waiving $763,380 of approximately $1.0 million in accrued interest.  The remaining $249,530 in accrued interest was added to the outstanding principal balance of the Company’s indebtedness to Harman.  After giving effect to the $1.0 million principal payment, the principal amount due Harman was $7,482,000.  Adding the remaining unpaid interest of $249,530 to principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

•

In April 2005, Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which Harman then sold to the Company’s President and Chief Executive Officer for $1,000,000.  Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.

•

In April 2005, Harman exchanged an additional $2,400,000 of indebtedness for 19% of the shares of the Company’s common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This exchange included an anti-dilution provision, which entitles Harman to receive additional shares equaling 19% of the amount of any shares that are issued as a result of exercise of options in existence on the date of the restructure. This could result in the issuance of 815,927 additional shares to Harman, if all currently outstanding

-#-

options are exercised.  Also, if the father of the Company’s President and Chief Executive Officer, who holds the $700,000 loan, elects to convert the obligation into shares of common stock, Harman will receive additional shares such that Harman will continue to own 19% of the shares of the Company’s common stock. Harman will have no right to additional shares as the result of new share issuances occurring after the date of the restructure.

The remaining $3,227,530 of indebtedness, after giving effect to the transactions described above, is evidenced by a new note, secured by a security interest covering all of the Company’s assets, that (i) renews and extends (but does not extinguish) the indebtedness owed to Harman, and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009.  The Company is required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing in October 2007 through September 2008 and $118,961 commencing in October 2008 through September 2009.

In summary, Harman waived $858,000 of unpaid interest, and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s principal obligation by $4,255,000.  This total $5,113,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid in capital and a $2,042,000 gain on debt restructure.  A per share fair value of $0.85 was used to measure the gain, which was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

The debt restructure reduced the Company’s debt service to Harman by approximately $824,000 a year.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the previous debt structure.

In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation.  Accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.

6.

DIALOG4 System Engineering, GmbH (“Dialog4”)

Dialog4 was a German corporation that produced products within the Company’s industry, including its Codec line of products. The Company purchased the assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction which were submitted to arbitration in Germany.

On October 8, 2004, the Company learned the Arbiter had awarded Dialog4 approximately $1.0 million. The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4, to $1,393,000. The increase of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represents the amount awarded by the Arbiter on account of

-#-

Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.  Dialog4 filed an action in the U.S. District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon settlement terms for all disputes between them. The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006. The Company also filed with the SEC a registration statement under the Securities Act covering sales by Dialog4 of the 1,250,000 shares of stock issued in 2002 as partial payment of the purchase price.

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors, and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

Dialog4 dismissed the Arizona litigation without prejudice, and when all the terms and conditions of the settlement agreement have been met, Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.

On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.  Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4.  The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory.  The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4.  The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, it agreed to purchase the inventory, which it will use in the manufacture of Sountainer products.  The Company owes Solectron $227,107 as of June 30, 2006 and has stopped making debt service payments.  This obligation was a result of claims originating between Solectron and Dialog4.  On January 20, 2004, the Company renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681. The Company currently owes Solectron $227,107 because the Company has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible. As of June 30, 2006, the Company has cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised settlement agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

-#-

7.

STOCK OPTIONS AND STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires employee stock options to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123(R) and as permitted by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of SFAS 123 and SFAS 148. Under APB 25, stock compensation expense was recorded only when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock compensation expense for the first quarter of 2006 included the cost for all share-based payments granted prior to January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with SFAS 123 and SFAS 123(R), which we estimate using the Black-Scholes option pricing model and recorded in selling, general and administrative expenses. Results for prior periods have not been restated.

In 2006, stock option expense charged against income for the first time was $53,718, or approximately $0.01 per diluted share. There have been no options issued through June 30, 2006.

The following table illustrates the effect on net income and earning per common share as if we had elected to adopt the expense recognition provisions of SFAS 123 for the six months ended June 30, 2005:

Net Income as reported

$2,437,851

Add: stock-based expense included in reported net income

0

Less: total stock-based employee compensation expense determined under fair value based methods for all awards

15,233

Pro forma

$2,422,618

Basic loss per common share

As reported

$0.44

Pro forma

$0.44

We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for options issued in the quarter ended June 30, 2005 are as follows:

Weighted average risk free interest rates

4.28%

Weighted average life (in years)

4

-#-

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

As of December 31, 2005	# of Options to purchase 1 share of Common	Strike Price	Expiration Date
	116,000	$ 0.30	3/3/2009
	360,000	$ 0.45	4/29/2009
	1,250,000	$ 0.55	1/23/2009
	1,865,000	$ 0.70	12/29/2009
Total Number of options	3,591,000

As of June 30, 2006	# of Options to purchase 1 share of Common	Strike Price	Expiration Date
	116,000	$ 0.30	3/3/2009
	360,000	$ 0.45	4/29/2009
	1,865,000	$ 0.70	12/29/2009
Total Number of options	2,341,000

1,765,000 options are now subject to variable option accounting, whereby the option strike price is compared to the market price at each reporting date and an expense recorded or adjusted if the market price exceeds the strike price; the market price did not exceed the strike price at either June 30, 2006 or 2005. The reduction in previously recorded expense related to these options for the quarter ended March 31, 2006 was $211,800 which, together with a reduction of $176,500 for the quarter ended June 30, 2006, reduced the amount of the previously recorded obligation to zero at June 30, 2006.

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

-#-

8. BUILDING SALE

On May 30, 2006, we exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, we sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

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

Overview

We are in the process of consolidating our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from our new headquarters in Tempe, Arizona. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We expect to incur one time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. We started shipping nearly all of our U.S. manufactured products out of the new Tempe plant as of April 15, 2006. Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were approximately $3,852,000 and $6,665,000 for the three and six months ended June 30, 2006 compared to $4,374,000 and $7,649,000 for the same period in 2005, respectively, representing a decrease of approximately $522,000 or 12% for the three months ended June 30, 2006 and a decrease of $984,000 or 13% for the six months ended 2006.

We currently have a backlog of orders totaling approximately $1.7 million.

As a part of this consolidation, our Northern California Research and Design Center Group will remain in San Leandro, California, just north of Silicon Valley. The Northern California Research and Design Center Group will remain in the Bay Area, close to the country’s most advanced digital technology enterprises. The Company anticipates it will move the Northern California Research and Design Center by the end of December 2006 into a smaller facility located near its current San Leandro plant.

-#-

On May 30, 2006, we exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, we sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

We generated a net loss of $233,385 for the six months ended June 30, 2006 and a net income of $2,583,906 for the year ended December 31, 2005, compared to a net loss of $1,506,917 reported in 2004.  Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. During 2004 expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies.  As discussed above, we restructured our indebtedness owed to Harman pursuant to documents executed on April 29, 2005. Under the terms of our debt agreements with Harman in effect prior to our restructure of our debt, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million).

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

Business Overview

We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.  In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand.  On May 31, 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment.  On May 31, 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry.  On January 18, 2002, we acquired the assets of Dialog4, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage technology.

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

-#-

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

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net sales	$3,852,356	$4,374,431	$6,665,104	$7,648,923
Gain on debt restructure	0	2,041,975	0	2,041,975
Total revenues	$3,852,356	$6,416,406	$6,665,104	$9,690,898
Gross profit on net sales	2,606,678	2,707,265	3,885,444	4,607,830
Gross profit margin	68%	62%	58%	60%
Net cash provided by (used in) operating activities	($89,595)	$187,651	$103,997	$797,743
Net cash provided by (used in) investing activities	$151,844	$23,807	$144,275	($48,051)
Net cash provided by (used in) financing activities	($172,694)	$732,967	($354,175)	($762,387)
Net income (loss)	$845,975	$2,618,800	($233,385)	$2,437,851
Net income (loss) as a percent of net sales	22%	60%	(3%)	32%
Income (loss) per share - basic	$0.10	$0.38	($0.03)	$0.44
Income (loss) per share – diluted	$0.08	$0.38	($0.03)	$0.44

-#-

Three And Six Months Ended June 30, 2006

Compared To The Three And Six Months Ended June 30, 2005

Net Sales.  Net sales during the three and six months ended June 30, 2006 were $3.9 million and $6.7 million, respectively, compared to $4.4 million and $7.7million during the comparable periods in 2005 reflecting a decrease of 12% and a decrease of 13%, respectively.  The 12% decrease for the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributed to the conversion process for environmental compliance as directed by the EU.   The 13% decrease in net sales for the six months ended was primarily attributable to the relocation and consolidation of our manufacturing to the new headquarters located in Tempe, Arizona coupled with the environmental compliance mandated by the EU.

We currently have a backlog of approximately $1.7 million and have begun to increase our capacity by contracting with subcontractors to do our low level assembly with the final assembly being processed in our Tempe plant. Our aim is to be more responsive to our customers demand for our products while increasing our efficiencies.

Gross Profit.   Gross profit for the three and six months ended June 30, 2006 was 68% and 58%, compared to 62% and 60% for the same periods in 2005.  The increase of 6% for the three months ended June 30, 2006 in gross profit is primarily due to the variable components of production costs associated with production runs in the new Tempe facility coupled with our ability to increase capacity by contracting with subcontractors  effectively reducing the indirect costs associated with set up and labor.  The decrease of 2% for the six months ended June 30, 2006 is primarily attributed to our manufacturing consolidation.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2006 were $1,306,000 and $2,647,000, respectively, representing a decrease of 22% and 13%, respectively, compared to $1,685,000 and $3,049,000 reported the same periods during 2005.  As a percentage of net revenue, SG&A decreased from 38% for the three months ended June 30, 2005 to 34% for the same period in 2006. SG&A as a percentage of net revenue was 40% for the six months ended June 30, 2005 and was 40% for the same period in 2006. Included in the $2,647,000 expense reported for the six months ended June 30, 2006, was approximately $132,000 in one-time charges related to moving expenses.

The decrease in SG&A expense is due primarily to the reduction in accrued variable option expense of $388,300 ($176,500 from three months ended June, 30, 2006 and $211,800 from three months ended March 31, 2006) recorded for three and six months ended June 30, 2006, respectively, caused by the decrease in the Company’s stock price by $0.12 per share and $0.10 per share during the same periods. Excluding the expense associated with the repriced options, SG&A would have been $1,483,000 and $3,035,000 for the three and six months ended June 30, 2006, respectively, representing an decrease of 12% and less then 1% compared to the first quarter of 2005.

-#-

Research and Development.  Research and development expense during the three and six months ended June 30, 2006 was $413,000 and $883,000 respectively, compared to $373,000 and $771,000 during the comparable periods for 2005, respectively, reflecting an increase  of 11% and  of 15%. The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other (Income) Expense.   Other expense, net for the three and six months ended June 30, 2006 was $19,000 and $542,000, respectively, of which $61,000 and $118,000 represents interest expense. $466,000 of the $542,000 represents expensed options associated with convertible debt and the expense for shares issued under Harman’s anti-dilution rights which were incurred during the three months ended March 31, 2006. Other income, net for the three and six months ended June 30, 2005 was $2,007,000 and $1,726,000 respectively, of which $98,000 and $364,000 represented interest expense.  Total interest expense decreased by 38% and 68% during the three and six months ended June 30, 2006, respectively, as compared to the same period in 2005.  The decrease in interest expense is associated with the Harman restructure. Other expense, net includes the approximate  $131,000 gain on the sale of the building in May 2006.

Net (Income) Loss.  Net (income) loss for the three and six months ended June 30, 2006 was ($846,000) and $233,000 respectively, compared to net income of $2,619,000 and $2,438,000 for the same periods in 2005.  The decrease in net income for the three and six months ended is due to the 2005 reporting of the Harman restructure (see Note 5) and the 2006 consolidation of our manufacturing.

Liquidity and Capital Resources

We had negative working capital of approximately $1.7 million at June 30, 3006, and the ratio of current assets to current liabilities was .70 to 1. At December 31, 2005, we had negative working capital of approximately $1.6 million and a current ratio of .69 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

We generated a net loss of $233,385 for the six months ended June 30, 2006 and a net income of $2,583,906 for the year ended December 31, 2005, compared to a net loss of $1,506,917 reported in 2004.  Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. During 2004 expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies.  As discussed above, we restructured our indebtedness owed to Harman pursuant to documents executed on April 29, 2005. Under the terms of our debt agreements with Harman in effect prior to our restructure of our debt, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million).  Our financial results have strained our liquidity making it difficult to service our debt with Harman and other lenders. While we have continued to close loans with lenders to finance operations, there is no certainty that we will be able to borrow additional sums in the future. Our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004 by

-#-

including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount of almost $8.5 million plus an additional $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents, which were executed on April 29, 2005.  Consequently, our financial statements for the fiscal year ended December 31, 2004, including our consolidated balance sheet as of December 31, 2004, did not reflect the debt restructure.  The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents executed. The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).

The restructure is encouraging because it reduced our debt service to Harman by approximately $824,000 a year. Our previous financial results coupled with the Harman debt service (prior to the debt restructure) strained our liquidity. We are optimistic the restructure will allow us to focus on operations and generate growth.

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.

In October 2004, we paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from our operations and (ii) $700,000 came from a short term loan from Jayson Russell Brentlinger, the father of our President and CEO.  See Note 5 of “Notes to Consolidated Financial Statements.”

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

-#-

Harman also exchanged an additional $2,400,000 of the remaining indebtedness for 19% of the shares of our common stock.  Harman received approximately 1,509,000 shares at the time of the restructure, based on the issued and outstanding stock of the Company on that date.  Harman will also receive additional shares equaling 19% of the amount of any stock which is issued in the future as a result of exercise of options in existence on the date of the restructure.  This will result in the issuance of 815,927 additional shares to Harman, if all currently outstanding options are exercised.  In addition, if Jayson Russell Brentlinger, who holds the $700,000 note described above, elects to convert the note into shares of common stock, Harman will receive additional shares such that Harman will continue to own 19% of the shares of our common stock.  Harman will have no right to additional stock as the result of new stock issuances occurring after the date of restructure.

The remaining $3,227,530 of indebtedness owed to Harman, after giving effect to the transactions described above, is  evidenced by a new note that (i) renews and extends (but does not extinguish) our indebtedness owing to Harman and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009.  The Company is required to make monthly principal payments of $66,667 through September 2005; $37,500 commencing in October 2005 through September 2007; $41,666 commencing October 2007 through September 2008 and payments of $118,961 commencing October 2008 through September 2009. Our indebtedness to Harman is secured by a security interest covering all of our assets.

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

We owe Solectron GmbH $227,107 as of June 30, 2006. This obligation is a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.  We currently owe Solectron $227,107 because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which we were found to be responsible.  As of June 30, 2006, we have paid Solectron $487,830 in principal and $72,733 in interest.  C. Jayson Brentlinger, President, Chief Executive Officer and Chairman of the Company has also signed a personal guarantee under the revised Settlement Agreement. We further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount by Solectron.

On March 30, 2005, we and Dialog4 agreed upon settlement terms for all disputes between us. We paid Dialog4 $490,000 on April 15, 2005 when the settlement papers were

-#-

signed and have paid an additional $475,000 on April 1, 2006. On March 31, 2006, Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman, loaned us $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of our obligation with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100, par value per share. A holder of the preferred shares will be entitled to an 11.5% dividend per annum payable monthly.  The preferred shares are convertible into our common shares at a price of $0.50 per share and may be redeemed by us at any time.  If, before March 31, 2007, we satisfy the Note and Jayson Russell Brentlinger has not exercised his right to convert the then outstanding principal of the Note, then Jayson Russell Brentlinger will be awarded options to purchase 950,000 shares of our common shares at a purchase price of $0.50 per share.  If such options are granted, those 950,000 options will expire on March 31, 2007.

As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute being litigated in Germany with Berthold Burkhardtsmaier.  When Mr. Burkhardtsmaier resigned from our Board of Directors, we agreed to pay him approximately $421,200 through monthly installments of $7,020 for 60 months.  See Note 6 of “Notes to Consolidated Financial Statements.”

The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years, as of December 31, 2005.  We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2012.

	2006	2007	2008	2009	2010	2011
Solectron	$227,107
Dialog4	566,159	$84,240	$84,240	$84,240	$21,060
Avocet	27,367
Note to private investor					200,000
Vendor notes	190,663
Employee note	2,000
Orban acquisition note to shareholder		180,000
Harman	487,500	462,498	737,576	1,064,956
Employment Agreements	1,075,000	1,075,000	1,075,000	1,075,000	447,900
Equipment and property leases	758,278	410,816	412,563	308,550	317,262	$325,974
Total	$3,334,008	$2,212,554	$2,309,379	$2,532,746	$986,222	$325,974

Accounts receivable were $1,209,000 at June 30, 2006 compared to $700,000 at December 31, 2005, representing a net increase of $509,000 or 73%.  The increase is primarily due to shipping most of the June sales in the last week of June, 2006 coupled with our customers not taking advantage of the prepayment discount of 5%.  Our bad debt allowance was $33,000 at

-#-

both June 30, 2006 and December 31, 2005. Maintaining our current reserve for the allowance of doubtful accounts was attributable to the general economic upturn which began in the latter half of 2002, and which we expect to continue until at least the fourth quarter of 2006.

Total inventories were $2,888,000 at June 30, 2006 compared to total inventories of $2,688,000 at December 31, 2005.  The increase of $200,000 or 7% is due primarily to an increase of $268,000 of raw materials to reduce our backlog.

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

Critical Accounting Policies and Estimates

SUMMARY

The consolidated financial statements include our accounts and transactions as well as those of our wholly-owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.  The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, options, warranty provisions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

OPTIONS

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires employee stock options to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148.

-#-

Under APB 25, stock compensation expense was recorded only when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock compensation expense for the first quarter of 2006 included the cost for all share-based payments granted prior to January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with SFAS No. 123 and SFAS No. 123(R), which we estimate using the Black-Scholes option pricing model and recorded in selling, general and administrative expenses. Results for prior periods have not been restated.

For the first quarter of 2006, stock option was $53,718, or approximately $0.01 per diluted share.

Substantially all options have been issued in connection with loan transactions. All options issued vested immediately. The expected life of each grant is generally estimated to be a period approximately one half of the exercise period, plus one year, for all periods presented. Expected volatility of our stock price is based generally on historical volatility after the completion of the Harman debt restructure. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004 as SFAS No. 123R), Share-Based Payment, was issued in December 2004.  SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair-value method as defined in Statement 123(R).  Pro forma disclosure is no longer an alternative.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as to the Company commencing with the reporting period that begins January 1, 2006.

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

-#-

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

Even after giving effect to the restructuring of the debt we owe Harman, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments.  As of June 30, 2006 over the next twelve months, we need approximately $922,329 to pay scheduled installments of the principal on our existing debt. Not included in the $922,329 are obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. With respect to $475,000 of the total obligation owed to Mr. Brentlinger, if he were to demand repayment, we would have 30 days from the date of notice to satisfy the $475,000 obligation. If we fail to generate sufficient cash from operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

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

-#-

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

Compliance with environmental laws in the member states of the European Union could be costly and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.

In January 2003, the European Union (“EU”) issued two directives relating to hazardous substances in electronic products placed on the market in the EU. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, “WEEE”), and certain producers are to be financially responsible under WEEE beginning in August 2005. The second directive issued by the EU requires electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

If our products do not comply with these directives or are not otherwise exempt from the scope of WEEE and RoHS, we may suffer a loss of revenue, be unable to sell non-compliant products in the EU member states, be subject to penalties and enforced fees and/or suffer a competitive disadvantage.  Costs to comply with WEEE and RoHS and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these directives. We cannot assure you that the costs to comply with these new laws, or with current and future environmental laws will not have a material adverse effect on our results of operations, expenses and financial condition.  In addition, similar legislation could be enacted in other jurisdictions, including in the United States, which could negatively impact our results of operations and financial condition.

-#-

We must adapt to rapid technological change and increased competition if we are going to be able to compete effectively in our industry.

While audio processing has been and will continue to be our core business, we are using our existing technologies to enter the markets of digital audio broadcasting, cable television and Internet-related audio delivery.  These markets are characterized by rapid technological change and require a significant commitment of capital and human resources.  We intend to continually engage in research and development activities so that we can improve our current products and develop new products.  However, our significant debt obligations may limit the amount of resources, both capital and human, that we can commit to research and development.  This could jeopardize the success and reception of our products in these emerging markets.  In addition, because of the rapid pace of change and the intense competition that characterizes these markets, our products may become unmarketable or obsolete by a competitor’s more rapid introduction to the marketplace.

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

As of August 1, 2006, Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, controlled 3,180,481 shares of our common stock and options (held by a family limited partnership which he manages), to purchase approximately 1,565,005 additional shares.  Based on a total of 8,623,470 shares of our common stock issued and outstanding as of August 1, 2006, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 47.98% of our issued and outstanding shares.  This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

We depend on a few key management persons.

We are substantially dependent on the personal efforts and abilities of Charles J. Brentlinger, our Chairman of the Board, President and Chief Executive Officer, and Robert

-#-

Orban, our Vice President and Chief Engineer.  The loss of either of these officers or our other key management persons could harm our business and prospects for growth.

Consolidating our Orban manufacturing facility into our Tempe manufacturing facility subjects us to a number of risks that are beyond our control which could result in production interruptions.

Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products.  The planned consolidation of our U.S. manufacturing facilities into our Tempe facility subjects us to a number of risks that are beyond our control and could result in production interruptions.  Our Orban office is currently located in San Leandro, California, and we expect to complete the consolidation by June 30, 2006.  While we have taken precautions against production interruptions, they could nevertheless result from natural disasters such as earthquakes, fires or floods.  In addition, we could experience unforeseen delays in setting up the infrastructure in the new location.  We could also experience labor shortages of experienced personal that will not relocate to the Tempe facility.

The liquidity of our common stock could be restricted because our common stock falls within the definition of a “penny stock.”

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

-#-

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

In 2002, we acquired the assets of Dialog4.  Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany.  Transactions and expenses of our Orban Europe operations are conducted in Euros which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results.  For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from our Orban Europe operations.  Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro.  As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

In 2005, we derived approximately 4% of our total revenues from our Orban Europe operations while in 2004 we derived approximately 7%.  This percentage may increase in future

-#-

years as we further develop and expand our operations in Europe.  We cannot predict the effects of exchange rate fluctuations on our operating results.  We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure.  If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

-#-

PART  II  -  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended June 30, 2006 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities issued are restricted securities and the certificates bear restrictive legends.

None.

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

Dated: August 14, 2006

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