Form 10QSB
period 2006-09-30
CIRCUIT RESEARCH LABS INC
filed 2006-11-14
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

The number of shares outstanding of each class of our common equity as of November 14, 2006 is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

8,623,459

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended September 30, 2006

                                                            Table of Contents

                                                                                   Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2006 (unaudited) and December 31, 2005

3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months ended September 30, 2006 and 2005 (unaudited)

5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2006 and 2005 (unaudited)

6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

19

ITEM 3.  CONTROLS AND PROCEDURES.

35

PART  II  -  OTHER INFORMATION

36

ITEM 2.   CHANGES IN SECURITIES

36

ITEM 5.  OTHER  INFORMATION

36

ITEM 6.  EXHIBITS

37

SIGNATURES

38

-#-

PART I — FINANCIAL INFORMATION

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS
Cash	$33,219	$137,743
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2006 and in 2005	775,504	700,175
Inventories	3,185,768	2,687,585
Other current assets	152,626	162,188
Total current assets	4,147,117	3,687,691

PROPERTY, PLANT AND EQUIPMENT - Net	292,515	418,525

OTHER ASSETS:
Goodwill	7,476,008	7,476,008
Other	369,652	358,468
	7,845,660	7,834,476

TOTAL	$12,285,292	$11,940,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,043,430	$1,248,944
Notes payable to stockholders	1,195,000	720,000
Current portion, notes payable, Harman	487,500	487,500
Current portion of other long-term debt	1,045,836	1,013,398
Accrued salaries and benefits	555,103	586,826
Customer deposits	415,895	268,213
Other accrued expenses and liabilities	661,171	992,678
Total current liabilities	6,403,935	5,317,559

LONG-TERM DEBT, LESS CURRENT PORTION	2,469,095	3,162,270
Total liabilities	8,873,030	8,479,829

See accompanying notes to consolidated condensed financial statements

-#-

(continued)

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - continued	September 30,	December 31,
	2006	2005
	(unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 8,623,459 and 7,946,337 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	862,347	794,634
Additional paid-in capital	8,944,571	8,426,947
Accumulated deficit	(6,394,656)	(5,760,718)
Total stockholders’ equity	3,412,262	3,460,863
TOTAL	$12,285,292	$11,940,692

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$2,699,216	$3,934,374	$9,364,320	$11,583,297
COST OF GOODS SOLD	1,243,564	1,561,309	4,023,224	4,602,402
Gross profit	1,455,652	2,373,065	5,341,096	6,980,895

OPERATING EXPENSES:
Selling, general and administrative	1,198,309	1,585,525	3,845,266	4,634,314
Research and development	485,169	462,073	1,368,454	1,233,094
Depreciation	22,697	13,258	69,711	89,703
Total operating expenses	1,706,175	2,060,856	5,283,431	5,957,111
INCOME (LOSS) FROM OPERATIONS	(250,523)	312,209	57,665	1,023,784

OTHER (INCOME) EXPENSE
Convertible debt rights, other share related and other expenses	86,946	14,550	510,413	(33,948)
Gain on debt restructure	0	0		(2,041,975)
Interest	63,084	39,695	181,190	403,892
Total other (income) expense	150,030	54,245	691,603	(1,672,031)

INCOME (LOSS ) BEFORE INCOME TAXES	(400,553)	257,964	(633,938)	2,695,815

PROVISION FOR INCOME TAXES	0	0	0	0
NET INCOME (LOSS)	($400,553)	$257,964	($663,938)	$2,695,815

NET INCOME (LOSS) PER COMMON SHARE - BASIC	($0.05)	$0.03	($0.08)	$0.42

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	($0.05)	$0.02	($0.08)	$0.27

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	8,623,459	7,946,337	8,569,092	6,384,326
Diluted	8,623,459	11,527,337	8,569,092	9,965,326

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES:
Net Income (Loss)	($663,938)	$2,695,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	138,409	152,663
Expense for anti-dilution shares issued	126,080
Expense for options and convertible debt rights	400,306
Reduction in variable option accrual	(388,300)
Gain on debt restructure		(2,041,975)
Gain on sale of building	(131,610)

Changes in assets and liabilities:
Accounts receivable	(75,329)	(107,026)
Inventories	(498,183)	(980,649)
Prepaid expenses and other assets	(1,622)	52,298
Accounts payable and accrued expenses	1,333,511	1,309,501
Net cash provided by operating activities	239,324	1,080,627

INVESTING ACTIVITIES:
Capital expenditures	(29,475)	(97,875)
Deposit for the purchase of building	(10,000)
Proceeds from sale of building	170,068
Net cash provided by (used in) investing activities	130,593	(97,875)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	658,000	53,000
Repayment of stockholder advances	(117,000)	(53,000)
Principal payments on long-term debt	(1,015,441)	(988,425)
Net cash used in financing activities	(474,441)	(988,425)

NET DECREASE IN CASH	(104,524)	(5,673)

CASH AT BEGINNING OF PERIOD	137,743	108,488

CASH AT END OF PERIOD	$33,219	$102,815

See accompanying notes to consolidated condensed financial statements.

-#-

(continued)

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Nine Month Ended
September 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 196,011	$ 244,245

Cash paid for income taxes	$ 33,396	$ 0

Supplemental schedule of non-cash financing activities:

Debt settled by issuance of common shares	$ 0	$ 4,255,000

Cashless option exercise	$ 60,000	$ 0

Accounts payable converted to debt issued	$ 320,849	$ 0

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of September 30, 2006 and the Consolidated Condensed Statements of Operations for the three and nine  months ended September 30, 2006 and 2005 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have been prepared without audit.

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

2.

Significant Accounting Policies are as follows:

a.

Net income (loss) per share

For the three and nine months ended September 30, 2006, the effects of 2,467,000 shares relating to options to purchase common stock and 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the results would be anti-dilutive.

For the three  and nine months ended September 30, 2005, the 3,581,000 shares relating to options to purchase common stock were used for computing diluted earnings per share because the option prices were lower than the market price of the common stock.

  Earnings per share is calculated as follows:

-#-

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator
Net Income (loss)	($400,553)	$257,964	($663,938)	$2,695,815

Denominator
Weighted average shares – basic	8,623,459	7,946,337	8,569,092	6,384,326
Weighted average shares – diluted	8,623,459	11,527,337	8,569,092	9,965,326

Basic income (loss) per share	($0.05)	$0.03	($0.08)	$0.42
Diluted income (loss) per share	($0.05)	$0.02	($0.08)	$0.27

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

At September 30, 2006, the Company had trade receivables due from three customers which represented an aggregate of approximately 54% of the receivable balance.  At September 30, 2005, the Company had trade receivables due from one customer representing approximately 37% of the receivable balance.

-#-

3.

INVENTORIES

Inventories consist of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Raw materials and supplies	$3,495,340	$3,049,228
Work in process	1,029,314	935,212
Finished goods	570,524	612,555
Total	5,095,178	4,596,995
Less obsolescence reserve	(1,909,410)	(1,909,410)
Inventories, net	$3,185,768	$2,687,585

4.

LONG-TERM DEBT

Long term-debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (Note 6)	294,840	840,040
Solectron GmbH see (Note 6)	227,107	227,107
Harman (Note 5)	2,415,030	2,752,530
Harman accumulated interest, long-term portion	148,297	243,460
Note payable to private investor	200,000	200,000
Vendor notes	429,791	190,663
Employee notes	80,000	2,000
Total long-term debt	4,002,432	4,663,168
Less current portion Harman and others	1,533,336	1,500,898
Total long-term debt, less current portion	$2,469,095	$3,162,270

-#-

Scheduled principal payments due within one year aggregate $1,533,336 as of September 30, 2006. Long-term debt at September 30, 2006 includes $2,415,030 owed to Harman.  Non-current maturities at September 30, 2006 include the $148,297 of future interest due to Harman (Note 5).

In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to an unrelated stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5% per annum.  The Company signed a new promissory note to replace the original note on August 3, 2004, which took effect August 1, 2004, for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month, the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of September 30, 2006, $27,367 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2005, the Company converted approximately $363,000 of various trade payables into notes payable. During the 3 months ended September 30, 2006 the Company converted approximately $321,000 into notes payable.  As of September 30, 2006, the unpaid portion of these notes payable is $429,791.

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

On August 31, 2006, the Company converted $320,849 of accounts payable to notes payable.

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

On January 18, 2006, Mr. McMartin, the Company's Executive Vice-President and Chief Financial Officer, loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid.  The remaining balance as of September 30, 2006 is $60,000.

On February 1, 2006, Mr. Clarkson, the Company's Vice-President and General Manager, loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid.  The remaining balance as of September 30, 2006 is $20,000.

The two preceding obligations are included in long term debt. Interest expense on all stockholder loans for the three and nine months ended September 30, 2006 was $57,774 and $132,394 respectively, as compared to $26,486 and $74,021 for the same periods in 2005.

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

On July 20, 2006, Mr. McMartin, the Company's Executive Vice-President and Chief Financial Officer, loaned the Company $68,000 (including a $5,000 origination fee) represented by a promissory note at a rate 16% per annum. The note was due and repaid July 30, 2006. Mr. McMartin received 126,000 options at the market price of $0.56. The options will expire July 2011.

-#-

After the quarter end, on October 12, 2006, Mr. McMartin, the Company's Executive Vice-President and Chief Financial Officer, loaned the Company $77,000 (including a $7,000 origination fee) represented by a promissory note at a rate 16% per annum. The note was due and repaid October 30, 2006. Mr. McMartin received 140,000 options at the market price of $0.52. The options will expire October 12, 2011.

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

-#-

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

On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.  Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4.  The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory.  The agreement settled a dispute between the Company and Solectron in which Solectron claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4.  The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, it agreed to purchase the inventory, which it will use in the manufacture of Sountainer products.  On January 20, 2004, the Company renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681. The Company currently owes Solectron $227,107 because the Company has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible. The Company owes Solectron $227,107 as of September 30, 2006 and has stopped making debt service payments.  This obligation was a result of claims

-#-

originating between Solectron and Dialog4.  As of September 30, 2006, the Company has cumulatively paid Solectron $487,830 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a personal guarantee under the revised settlement agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

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

In 2006, stock option expense charged against income for the first time was $53,718, or approximately $0.01 per diluted share. During the quarter ended September 30, 2006, 126,000 options were issued at an expense of $17,275.

The following table illustrates the effect on net income and earning per common share as if we had elected to adopt the expense recognition provisions of SFAS 123 for the nine months ended September 30, 2005:

Net income as reported

$2,695,815

Add: stock-based expense included in reported net income

0

Less: total stock-based employee compensation expense determined under fair value based methods for all awards

15,233

Pro forma

$2,680,560

-#-

Basic income per common share

As reported

$0.42

Pro forma

$0.42

We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for options issued in the quarter ended September 30, 2005 are as follows:

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

As of December 31, 2005	# of Options to purchase 1 share of Common	Strike Price	Expiration Date
	116,000	$ 0.30	3/3/2009
	360,000	$ 0.45	4/29/2009
	1,250,000	$ 0.55	1/23/2009
	1,865,000	$ 0.70	12/29/2009
Total number of options	3,591,000

As of September 30, 2006	# of Options to purchase 1 share of Common	Strike Price	Expiration Date
	116,000	$ 0.30	3/3/2009
	360,000	$ 0.45	4/29/2009
	126,000	$ 0.56	07/20/2011
	1,865,000	$ 0.70	12/29/2009
Total number of options	2,466,000

On December 29, 2004, the company modified the strike price of the 1,765,000 options to $0.70 per share and extended the expiration date to December 29, 2009. On that date the modified strike price exceeded the market price. Also on that date, we had not adopted 123R and

-#-

accordingly reported the treatment of the options under Financial Accounting Standards Board Interpretation 44, pursuant to which stock compensation expense is recorded when the strike price for the options is less than the market price of the underlying shares. Each quarter we adjust the option expense when the market price of the underlying shares exceeds the strike price. The market price did not exceed the strike price at either September 30, 2006 or 2005. The reduction in previously recorded expense related to these options for the quarter ended March 31, 2006 was $211,800 which, together with a reduction of $176,500 for the quarter ended June 30, 2006, reduced the amount of the previously recorded obligation to $0 at June 30, 2006. At September 30, 2006 the strike price was greater than the market price for the underlying shares which kept the obligation at $0.

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

Harman Pro North Company, an existing stockholder was issued 128,653 shares on January 23, 2006 as part of anti-dilution provision required by the Harman debt restructure.

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

Overview

We are in the process of consolidating our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from our new headquarters in Tempe, Arizona. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We expect to incur one time charges of approximately $350,000 to realize a savings of up to $750,000 annually once the consolidation is completed. We started shipping nearly all of our U.S. manufactured products out of the new Tempe plant as of April 15, 2006. Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were approximately $2,761,000 and $9,426,000 for the three and nine months ended September 30, 2006 compared to $3,934,000 and $11,583,000 for the same period in 2005, respectively, representing a decrease of approximately $1,173,000 or 30% for the three months ended September 30, 2006 and a decrease of $2,157,000 or 19% for the nine months ended 2006.

We currently have a backlog of orders totaling approximately $1.7 million.

As a part of this consolidation, our Northern California Research and Design Center Group will remain in San Leandro, California, just north of Silicon Valley and close to the country’s most advanced digital technology enterprises. The Company anticipates it will relocate the Northern California Research and Design Center by the end of December 2006 into a smaller facility located near its current San Leandro plant.

-#-

On May 30, 2006, we exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, we sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

We generated a net loss of $633,938 for the nine months ended September 30, 2006 and net income of $2,583,906 for the year ended December 31, 2005. Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. During 2004 expense associated with servicing the Harman debt strained our liquidity making it difficult for us to focus on our core competencies.  As discussed above, we restructured our indebtedness owed to Harman pursuant to documents executed on April 29, 2005. Under the terms of our debt agreements with Harman in effect prior to our restructure of our debt, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million).

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

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net sales	$2,699,216	$3,934,374	$9,364,320	$11,583,297
Other income (expense)	0	(54,245)	0	1,671,031
Total revenues	$2,669,216	$3,880,129	$9,364,320	$13,254,328
Gross profit on net sales	$1,455,652	$2,373,066	$5,341,096	$6,980,895
Gross profit margin	54%	60%	57%	60%
Net cash provided by operating activities	$135,326	$243,688	$239,324	$1,041,431
Net cash provided by (used in) investing activities	($13,681)	$49,824	$130,593	$97,875
Net cash provided by (used in) financing activities	($120,266)	$226,038	($474,441)	$988,425
Net income (loss)	($400,553)	$257,964	($633,938)	$2,695,815
Net income (loss) as a percent of net sales	(22%)	7%	(7%)	23%
Income (loss) per share - basic	($0.05)	$0.03	($0.08)	$0.42
Income (loss) per share – diluted	($0.05)	$0.02	($0.08)	$0.27

-#-

Three And Nine Months Ended September 30, 2006

Compared To The Three And Nine Months Ended September 30, 2005

Net Sales.  Net sales during the three and nine months ended September 30, 2006 were $2.8 million and $9.4 million, respectively, compared to $3.9 million and $11.6 million during the comparable periods in 2005 reflecting a decrease of 28% and a decrease of 19%, respectively.  The 28% decrease for the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributed to the conversion process for environmental compliance as directed by the EU (see discussion in the “Risk Factors”) along with our inability to deliver the new Optimod–TV 6300 which is a two channel audio processor with three routable outputs to replace our Optimod–TV 6200 as our top of the line digital audio processor for DTV.   The 19% decrease in net sales for the nine months ended was primarily attributable to the relocation and consolidation of our manufacturing to the new headquarters located in Tempe, Arizona coupled with the environmental compliance mandated by the EU and our inability to deliver the 6300 which replaces our 6200.

We currently have a backlog of orders of approximately $1.7 million and have begun to increase our capacity by contracting with subcontractors to do our low level assembly with the final assembly being processed in our Tempe plant. Our aim is to be more responsive to our customers demand for our products while increasing our efficiencies.

Gross Profit.   Gross profit for the three and nine months ended September 30, 2006 was 54% and 57%, compared to 60% and 60% for the same periods in 2005.  The decrease of 6% for the three months ended September 30, 2006 in gross profit is primarily due to the variable components of production costs associated with production runs in the new Tempe facility coupled with delays  from some of our subcontractors  effectively increasing the indirect costs associated with set up and labor.  The decrease of 3% for the nine months ended September 30, 2006 is primarily attributed to our manufacturing consolidation.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2006 were $1,206,000 and $3,853,000, respectively, representing a decrease of 24% and 17%, respectively, compared to $1,586,000 and $4,634,000 reported the same periods during 2005.  As a percentage of net revenue, SG&A increased from 40% for the three months ended September 30, 2005 to 44% for the same period in 2006. SG&A as a percentage of net revenue was 40% for the nine months ended September 30, 2005 and was 41% for the same period in 2006. Included in the $3,853,000 expense reported for the nine months ended September 30, 2006, was approximately $152,000 in one-time charges related to moving expenses.

The decrease in SG&A expense is due primarily to the reduction in accrued variable option expense of $388,300 ($176,500 from three months ended June, 30, 2006 and $211,800 from three months ended March 31, 2006) recorded for three and nine months ended September 30, 2006, respectively, caused by the decrease in the Company’s stock price by $0.12 per share and $0.10 per share during the same periods. Excluding the expense associated with the modified options, SG&A would have been $1,594,000 and $4,241,000 for the three and nine months

-#-

ended September 30, 2006, respectively, representing an increase of less than 1% and a decrease of 8% compared to the same periods in 2005.

Research and Development.  Research and development expense during the three and nine months ended September 30, 2006 was $485,000 and $1,368,000 respectively, compared to $462,000 and $1,233,000 during the comparable periods for 2005, respectively, reflecting an increase of 5% and of 11%. The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other (Income) Expense.   Other expense, net for the three and nine months ended September 30, 2006 was $142,000 and $684,000, respectively, of which $63,000 and $181,000 represents interest expense. $466,000 of the $683,000 represents expensed options associated with convertible debt and the expense for shares issued under Harman’s anti-dilution rights which were incurred during the three months ended March 31, 2006. Other (income) expense, net for the three and nine months ended September 30, 2005 was $54,000 and ($1,672,000) respectively, of which $40,000 and $404,000 represented interest expense.  Total interest expense increased by 58% and decreased 55% during the three and nine months ended September 30, 2006, respectively, as compared to the same period in 2005.  The 58% increase in interest expense for the three months ended September 30, 2006 compared to the same period in 2005 is due to the company receiving some short term loans. The decrease in interest expense for the nine months ended September 30, 2006 compared to the same period in 2005 is associated with the Harman restructure. Other expense, net includes the approximate $131,000 gain on the sale of the building in May 2006.

Net (Income) Loss.  Net loss for the three and nine months ended September 30, 2006 was $401,000 and $634,000 respectively, compared to net income of $258,000 and $2,696,000 for the same periods in 2005.  The decrease in net income for the three and nine months ended is due to the 2005 reporting of the Harman restructure (see Note 5) and the 2006 consolidation of our manufacturing.

Liquidity and Capital Resources

We had negative working capital of approximately $2.2 million at September 30, 2006, and the ratio of current assets to current liabilities was .66 to 1. At December 31, 2005, we had negative working capital of approximately $1.6 million and a current ratio of .69 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

The reduction in working capital from December 31, 2005 as compared to September 30, 2006 has caused us to convert some of our accounts payable into notes payable and to seek short-term financing to meet our current obligations including.

We generated a net loss of $633,938 for the nine months ended September 30, 2006 and a net income of $2,583,906 for the year ended December 31, 2005, compared to a net loss of $1,506,917 reported in 2004.  Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc. During 2004 expense associated with servicing the Harman debt strained our liquidity making it difficult

-#-

for us to focus on our core competencies.  As discussed above, we restructured our indebtedness owed to Harman pursuant to documents executed on April 29, 2005. Under the terms of our debt agreements with Harman in effect prior to our restructure of our debt, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million).  Our financial results have strained our liquidity making it difficult to service our debt with Harman and other lenders. While we have continued to close loans with lenders to finance operations, there is no certainty that we will be able to borrow additional sums in the future. Our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2005 and 2004 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

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

-#-

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

We owe Solectron GmbH $227,107 as of September 30, 2006. This obligation is a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.  We currently owe Solectron $227,107 because we have not received $233,000 of

-#-

inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which we were found to be responsible.  As of September 30, 2006, we have paid Solectron $487,830 in principal and $72,733 in interest.  C. Jayson Brentlinger, President, Chief Executive Officer and Chairman of the Company has also signed a personal guarantee under the revised Settlement Agreement. We further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount by Solectron.

On March 30, 2005, we and Dialog4 agreed upon settlement terms for all disputes between us. We paid Dialog4 $490,000 on April 15, 2005 when the settlement papers were signed and have paid an additional $475,000 on April 1, 2006. On March 31, 2006, Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman, loaned us $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of our obligation with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger may, at any time, convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100, par value per share. A holder of the preferred shares will be entitled to an 11.5% dividend per annum payable monthly.  The preferred shares are convertible into our common shares at a price of $0.50 per share and may be redeemed by us at any time.  If, before March 31, 2007, we satisfy the Note and Jayson Russell Brentlinger has not exercised his right to convert the then outstanding principal of the Note, then Jayson Russell Brentlinger will be awarded options to purchase 950,000 shares of our common shares at a purchase price of $0.50 per share.  If such options are granted, those 950,000 options will expire on March 31, 2007.

As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute being litigated in Germany with Berthold Burkhardtsmaier.  When Mr. Burkhardtsmaier resigned from our Board of Directors, we agreed to pay him approximately $421,200 through monthly installments of $7,020 for 60 months.  See Note 6 of “Notes to Consolidated Financial Statements.”

On August 1, 2006, the Company and Stinson Bailey and Doris Bailey, his wife, entered into an office lease agreement.  The lease became effective on August 1, 2006 and has a term of 4 years.  The initial base rent under the lease is $4,000 per month. We acquired the right to manufacture and sell products under their name July 20, 2006.  We located the operation to Benton, AR in order to increase capacity.

On September 25, 2006, the Company and Jon Q. Reynolds, Trustee of the Jon Q. Reynolds and Ann S. Reynolds Family Trust dated 12/23/92, David A. Brown, Trustee of the David A. Brown Family Trust dated 4/27/93, Cecilyn Breen, Mary Putnam Dee, Trustee of the Mary Putnam Dee Revocable Living Trust dated 11/18/93, The Reynolds Family Partners, a California general partnership, Judith B. Brown, Trustee of the Judith B. Brown 1992 Trust Agreement and Donald B. Putnam, Trustee of the Donald B. Putnam and Alexandra Putnam Trusts dated 1/25/85, as Tenants-in-Common, more commonly known as Wicks Partners (collectively, “Landlord”), entered into an office lease agreement.  The lease became effective on October 25, 2006 and has a term of 63 months.  The new office lease agreement will replace our current Northern California Research and Design Center plant lease.  The initial base rent under

-#-

the new lease is $9,183 per month with incremental rent increases, approximately every 11 months, culminating in a monthly base rent of $10,335 during the final 11 months of the lease.  The rentable square feet of the premises is 7,782.

Beginning January of 2007 we anticipate an annual savings in rent and utilities to be approximately $400,000.  We reduced our total workforce in San Leandro by 19.

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

Accounts receivable were $837,000 at September 30, 2006 compared to $700,000 at December 31, 2005, representing a net increase of $137,000 or 20%.  The increase is primarily due to shipping most of the September sales in the last two weeks of September, 2006 coupled with our customers not taking advantage of the prepayment discount of 5%.  Our bad debt allowance was approximately $33,000 at both September 30, 2006 and December 31, 2005. Maintaining our current reserve for the allowance of doubtful accounts was attributable to the general economic upturn which began in the latter half of 2002, and which we expect to continue until at least the fourth quarter of 2006.

Total inventories were $3,186,000 at September 30, 2006 compared to total inventories of $2,688,000 at December 31, 2005.  The increase of $498,000 or 19% is due primarily to an increase of $446,000 of raw materials to reduce our sales backlog.

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

-#-

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

For the first quarter of 2006, stock option expense was $53,718, or approximately $0.01 per diluted share. In the quarter ended September 30, 2006, 126,000 options were issued at an expense of $17,275.

-#-

On December 29, 2004, the Company modified the strike price of  1,765,000 options to $0.70 per share and extended the expiration date to December 29, 2009. On that date the modified strike price exceeded the market price. Also on that date, the Company had not adopted 123R and  accordingly reported the treatment of the options under Financial Accounting Standards Board Interpretation 44, pursuant to which stock compensation expense is recorded when the strike price for the options is less than the market price of the underlying shares. Each quarter we adjust the option expense when the market price of the underlying shares exceeds the strike price.

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

-#-

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

Even after giving effect to the restructuring of the debt we owe Harman, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments.  As of September 30, 2006 over the next twelve months, we need approximately $961,809 to pay scheduled installments of the principal on our existing debt. Not included in the $961,809 are obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. With respect to $475,000 of the total obligation owed to Mr. Brentlinger, if he were to demand repayment, we would have 30 days from the date of notice to satisfy the $475,000 obligation. If we fail to generate sufficient cash from operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

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

As of November 13, 2006, Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, controlled 3,180,481 shares of our common stock and options (held by a family limited partnership which he manages), to purchase approximately 1,565,005 additional shares.  Based on a total of 8,623,459 shares of our common stock issued and outstanding as of November 13, 2006, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 47.98% of our issued and outstanding shares.  This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products.  The planned consolidation of our U.S. manufacturing facilities into our Tempe facility subjects us to a number of risks that are beyond our control and could result in production interruptions.  Our Orban office is currently located in San Leandro, California, and we expect to complete the consolidation by December 31, 2006.  While we have taken precautions against production interruptions, they could nevertheless result from natural disasters such as earthquakes, fires or floods.  In addition, we could experience unforeseen delays in setting up the infrastructure in the new location.  We could also experience labor shortages of experienced personal that will not relocate to the Tempe facility.

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

-#-

PART  II  -  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

Set forth below is information concerning sales of our common stock (or transactions deemed to be sales) during the quarter ended September 30, 2006 that were not registered under the Securities Act of 1933, as amended (the "Act"). All such securities issued are restricted securities and the certificates bear restrictive legends.

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

Dated: November 14, 2006

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