Form 10QSB/A
period 2006-09-30
CIRCUIT RESEARCH LABS INC
filed 2006-12-29
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Class of Common Equity

Number of Shares

Common Stock, par value $.10

8,623,459

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2006.  Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This 10-QSB/A is being amended to correct a clerical error in the presentation of the Consolidated Condensed Statement of Operations.  Under the column “Nine Months Ended September 30, 2006” the line item “NET INCOME (LOSS)” is corrected from ($663,938) to ($633,938).

Other than as set forth above, we have not updated the information contained herein for events occurring subsequent to November 14, 2006, the filing date of the original Form 10-QSB.

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

PART  II  -  OTHER INFORMATION

19

ITEM 6.  EXHIBITS

19

SIGNATURES

20

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

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$2,699,216	$3,934,374	$9,364,320	$11,583,297
COST OF GOODS SOLD	1,243,564	1,561,309	4,023,224	4,602,402
Gross profit	1,455,652	2,373,065	5,341,096	6,980,895

OPERATING EXPENSES:
Selling, general and administrative	1,198,309	1,585,525	3,845,266	4,634,314
Research and development	485,169	462,073	1,368,454	1,233,094
Depreciation	22,697	13,258	69,711	89,703
Total operating expenses	1,706,175	2,060,856	5,283,431	5,957,111
INCOME (LOSS) FROM OPERATIONS	(250,523)	312,209	57,665	1,023,784

OTHER (INCOME) EXPENSE
Convertible debt rights, other share related and other expenses	86,946	14,550	510,413	(33,948)
Gain on debt restructure	0	0		(2,041,975)
Interest	63,084	39,695	181,190	403,892
Total other (income) expense	150,030	54,245	691,603	(1,672,031)

INCOME (LOSS ) BEFORE INCOME TAXES	(400,553)	257,964	(633,938)	2,695,815

PROVISION FOR INCOME TAXES	0	0	0	0
NET INCOME (LOSS)	($400,553)	$257,964	($633,938)	$2,695,815

NET INCOME (LOSS) PER COMMON SHARE - BASIC	($0.05)	$0.03	($0.08)	$0.42

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	($0.05)	$0.02	($0.08)	$0.27

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	8,623,459	7,946,337	8,569,092	6,384,326
Diluted	8,623,459	11,527,337	8,569,092	9,965,326

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES:
Net Income (Loss)	($633,938)	$2,695,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	138,409	152,663
Expense for anti-dilution shares issued	126,080
Expense for options and convertible debt rights	400,306
Reduction in variable option accrual	(388,300)
Gain on debt restructure		(2,041,975)
Gain on sale of building	(131,610)

Changes in assets and liabilities:
Accounts receivable	(75,329)	(107,026)
Inventories	(498,183)	(980,649)
Prepaid expenses and other assets	(1,622)	52,298
Accounts payable and accrued expenses	1,333,511	1,309,501
Net cash provided by operating activities	239,324	1,080,627

INVESTING ACTIVITIES:
Capital expenditures	(29,475)	(97,875)
Deposit for the purchase of building	(10,000)
Proceeds from sale of building	170,068
Net cash provided by (used in) investing activities	130,593	(97,875)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	658,000	53,000
Repayment of stockholder advances	(117,000)	(53,000)
Principal payments on long-term debt	(1,015,441)	(988,425)
Net cash used in financing activities	(474,441)	(988,425)

NET DECREASE IN CASH	(104,524)	(5,673)

CASH AT BEGINNING OF PERIOD	137,743	108,488

CASH AT END OF PERIOD	$33,219	$102,815

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

  Earnings per share is calculated as follows:

-#-

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator
Net Income (loss)	($400,553)	$257,964	($633,938)	$2,695,815

Denominator
Weighted average shares – basic	8,623,459	7,946,337	8,569,092	6,384,326
Weighted average shares – diluted	8,623,459	11,527,337	8,569,092	9,965,326

Basic income (loss) per share	($0.05)	$0.03	($0.08)	$0.42
Diluted income (loss) per share	($0.05)	$0.02	($0.08)	$0.27

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

PART  II  -  OTHER INFORMATION

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

Dated: December 29, 2006.

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