Form 10KSB
period 2006-12-31
CIRCUIT RESEARCH LABS INC
filed 2007-04-16
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

_______________

OR

[   ]

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

Common Stock, par value $.10 per share

None

-#-

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by the checkmark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).    Yes [  ]      No [X]

The issuer’s net revenues for the year ended December 31, 2006 were $12,677,090.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13 , 2007 was $1,643,207.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,648,459 shares of Common Stock outstanding on April 13 , 2007

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference to this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

-#-

TABLE OF CONTENTS

Page

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

17

ITEM 3.

LEGAL PROCEEDINGS

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

17

PART II

18

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES

18

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

19

ITEM 7.

FINANCIAL STATEMENTS

33

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

59

ITEM 8A.

CONTROLS AND PROCEDURES

64

ITEM 8B.

OTHER INFORMATION

64

PART III

65

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,

CONTROL PERSONS AND CORPORATE GOVERNANCE;
COMPLIANCE WITH  SECTION 16(a) OF THE EXCHANGE
ACT

                                                                 65

ITEM 10.

EXECUTIVE COMPENSATION

69

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED

SHAREHOLDER MATTERS

73

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS; AND DIRECTOR INDEPENDENCE

76

PART IV

78

ITEM 13.

EXHIBITS

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

We are headquartered in Tempe, Arizona and our Northern California Research and Design Center is located in San Leandro, California.  In 2006, we consolidated our manufacturing facilities into our Tempe facility.  We operate through two offices, our Orban office and our CRL office, and we generally refer to our company on the whole as “CRL.”

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

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly-owned subsidiary of Harman, including the rights to the name “Orban.”  Since its founding in 1974, Orban has been a producer of audio editing and processing equipment.  Today, Orban is a manufacturer of broadcast transmission audio processing equipment.  Because approximately 80% of our historic CRL products are analog and 80% of Orban’s products are digital, our acquisition of Orban has combined two complementary product lines.  We are now in a position to offer a full range of digital and analog audio processing products at multiple price points.  Additionally, we benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities.  Our objective is to grow through constant redesign of our existing products and to keep pace with technological improvements through expansion into the emerging markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.

We generated a net loss of $2, 163 , 513 for the year ended December 31, 2006 compared to a net income of $2,583,906 reported in 2005. Our 2006 financial results are primarily attributed to costs we incurred to consolidate and move our manufacturing facility to Tempe, Arizona along with experiencing long lead times for components associated with the implementation an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive,

-#-

“RoHS”).  The Company has not been required to write down or reserve any inventory as a result of the directive and doesn’t anticipate creating a reserve in the near future.

Our 2005 financial results were primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquisition of Orban, Inc. In order to alleviate the strain on our liquidity, we restructured our indebtedness to Harman pursuant to documents executed on April 29, 2005. Prior to the debt restructure Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt ($8.5 million).  Had Harman made such a demand, we would likely have been forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code.  As a result of (i) our inability to pay $8.5 million in principal and $1.0 million in accrued interest (as of December, 2004) to Harman, (ii) our difficulties in meeting our financing needs, and (iii) our negative working capital position, our independent registered public accounting firm included a statement in its report on our financial statements that such factors raise substantial doubt about our ability to continue as a going concern.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness, then in an amount of almost $8.5 million in principal and $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions, including the execution by the parties of definitive documents.  These documents were executed on April 29, 2005.  The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents executed.  The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).

The Harman debt restructure consisted of:

A $1,000,000 payment on the outstanding principal in October 2004.  The funds for this payment came from $300,000 generated from our operations, and $700,000 from a short-term loan from the father of our President and Chief Executive Officer.  The note has an interest rate of 11.5% per annum payable monthly.

Also, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum, which resulted in Harman waiving $763,380 of $1,000,000 in accrued interest.  The remaining $249,530 in accrued interest was added to the outstanding principal balance of the debt.

In addition, Harman exchanged $2,104,000 of indebtedness for 2,104,000 shares of our common stock, which Harman then sold to our President and Chief Executive Officer for $1,000,000. Payment was made by delivery of a promissory note due and payable on September 30, 2007. Mr. Brentlinger has also signed a personal guarantee under the Agreement. Harman also exchanged an additional $2,400,000 of indebtedness for 19% of the shares of our common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This exchange included an anti-dilution provision, which entitles Harman to receive additional shares equaling 19% of the amount of any shares that are issued as a result of exercise of options in existence on the date of the restructure. This will result in the issuance of 738,680 additional shares to Harman, if all currently outstanding options are exercised.  Harman will have no right to additional shares as the result of new share issuances occurring after the date of the restructure.  Mr. Charles Jayson Brentlinger also has also signed a personal guarantee under the Note.

-#-

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

The debt restructure reduced our debt service to Harman by approximately $368,000 in 2006 as compared to 2005.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the previous debt structure.

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

Most governments throughout the world require radio and television broadcast stations to control their signal’s modulation level and occupied bandwidth.  Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals.  According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2006.  The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2005, to be over 48,400 and over 19,200, respectively.  Although there has been consolidation in the radio industry in the United States, it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data.  Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.

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

-#-

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

Business Plan and Growth Strategy

Our strategy consists of the following:

Stream-line Operations.    We continue to work at streamlining our operations of the former Orban with our existing operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities.  The combined operation of Orban/CRL provided many new products and product lines.  Both Orban and CRL products have been and will continue to be sold through dealership networks as well as international distributors.

Manufacturing.  We finished consolidating our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased our manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls are performed from our new headquarters. Our goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We incurred one time charges of approximately $198,300 and hope to realize a savings of approximately $432,000 annually in occupancy costs.

-#-

The new Tempe plant has been shipping nearly all of our U.S. manufactured products since the middle of April 2006.

As a part of this consolidation, our Northern California Research and Design Center Group will remain in San Leandro, California, just north of Silicon Valley, close to the country’s most advanced digital technology enterprises. We moved the Northern California Research and Design Center into a smaller facility located near our previous San Leandro plant.

We currently have a backlog of orders totaling approximately $3.0 million.

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

Develop New Products and Acquire Additional Product Lines.  We are exploring and developing new products, such as our Opticodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet, as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability.  We devoted approximately $1.8 million and $1.6 million to research and development in 2006 and 2005, respectively, primarily related to our PC based products and our Opticodec products.  We intend to continue in the future to devote a significant percentage of our revenue to research and development.  In addition, we intend when circumstances permit to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products.

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

-#-

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

In 2006, our Orban products, which include our office in Germany, accounted for 99% of net sales while our CRL products accounted for the remaining 1%.  In 2005, our Orban products, including the German office, accounted for 98% of net sales and our CRL products accounted for the remaining 2%.

The FM Series of Products

Optimod-FM 8500. The 8500 was introduced in February 2005.  The Optimod-FM 8500 is designed to be Orban's new flagship processor and the next step beyond the Optimod-FM 8400. The 8500 features versatile five-band and two-band processing for both analog FM transmission and digital radio, provides the industry's most consistent sound, track-to-track and source-to-source. This consistency allows one to create a sonic signature for transmission with the assurance that your signature will stay locked in, uniquely branding to one’s own sound. The Optimod –FM 8500 allows the customer to save money by not having to purchase more than one processor because with double the DSP horse power allows FM stations to simultaneously  transmit  iBiquity's HD Radio®, Eureka 147, or a netcast (where it works particularly well with Orban's aacPlus® Opticodec-PC® LE). The 8500 provides stereo enhancement, equalization, AGC, multiband compression, low-IM peak limiting, stereo encoding, and composite limiting.

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

-#-

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

Television Products

Optimod-TV 6300.  The Optimod-TV 6300 is our top-of-the-line digital audio processor for two-channel (left and right audio channels) digital television transmissions (DTV). It provides two-band and five-band Optimod processing structures and is compatible with all digital television applications, including conventional land-based, cable or satellite distribution of mono, two-channel or Dolby Surround encoded programs. It has three out-puts which can be selected to provide four different processing solutions (AGC, AGC plus limiting, multi-band, or limiting with multi-band)

Optimod-TV 8382.  The Optimod-TV 8382 is a digital audio processor designed for analog television audio, whether mono, stereo or dual-language, and is compatible with all monophonic and stereo broadcast systems.

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

-#-

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

Opticodec.  We announced the introduction of a new line of codecs in October 2000, which are being sold under the Opticodec brand name. The term “codec” is derived from the words “enCOde” and “DECode” and represents a technology utilized in the transfer of digital data. Our Opticodec line of products allows our customers to send high-quality digital audio over the Internet, computer networks and special Integrated Services Digital Network (ISDN) telephone lines.

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

-#-

version will work with any Windows sound card, but only supports one stream and is limited to bit rates of 32 kilobits per second and below.

The Opticodec-PC family is versatile, allowing customers to stream or download to widely available free players like Winamp and RealPlayer. Opticodec-PC 1010 PE (Professional Edition) supports 3GPP streaming to mobile devices. All versions of Opticodec-PC support both HTTP and RTP-based servers, including the free Apple Darwin server, Real/Helix, SHOUTcast® / Icecast2, and Ultravox  3®. All versions of the 1010 streaming encoder feature reliable auto-reconnect in case of network interruption and feature robust, hassle-free implementation of metadata (like artist and title information). The Opticodec-PC family is professional, industrial-strength software suitable for anything from an individual’s desktop netcast to a major organization’s multiple streaming to thousands of client players.

Other.  Our other products include stereo and monophonic gain controllers, stereo spatial enhancers, test and analysis tools, studio chassis, and other products related to our audio processing equipment.

Marketing and Customers

Our products are available to AM and FM radio stations, television stations and Internet broadcasters around the world.  According to the FCC, there were approximately 13,500 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2006.  The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2005, to be over 48,400 and over 19,200, respectively.  Stereo broadcasting in both radio and television requires audio processing equipment.  Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some stations to replace equipment before the end of its useful life.

Sales of our products are conducted primarily through wholesale distributors and dealers.  Most distributors of our products are also distributors for other products used by radio and television stations.  None of our distributors solely distributes our products.

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership. As a result, several corporations each now owns a substantial number of radio and television stations. These corporations are the largest indirect purchasers of our audio processing and post-production equipment. In 2006, our largest customer, Harris Corporation, accounted for approximately 17% of net sales.  In 2005, the same customer accounted for approximately 23% of net sales.  Our second largest customer, Broadcast Supply Worldwide, accounted for just over 15% of our net sales for 2006 representing an increase of 3% from 2005. Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. In 2006, our domestic customers accounted for approximately 55% of our sales revenues, while foreign customers accounted for 45% of our net sales revenue. In 2005, our domestic customers accounted for approximately 56%, while our foreign customers accounted for approximately 44% of our net sales revenue. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

Competition

-#-

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

As of April 13, 2007, we hold the following U.S. patents which we deem to be of material importance to our competitive position within our industry:

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

-#-

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

Environmental Matters

In January 2003, the European Union (“EU”) issued two directives relating to hazardous substances in electronic products placed on the market in the EU. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, “WEEE”), and certain producers are to be financially responsible under WEEE beginning in August 2005. The second directive issued by the EU requires electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”). The Company has not reserved any inventory as a result of the directive and doesn’t anticipate creating a reserve in the near future.

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

Vendors

We purchase raw materials from various vendors.  Currently, we can obtain the component parts necessary for the manufacture of our products and equipment from a variety of sources.  We have two vendors that provide 39% of our total raw material purchases.  Nevertheless, as technology improves, certain component parts may become obsolete and our vendors may discontinue their production of such parts.  If this occurs, we may not be able to obtain these necessary component parts from alternative sources.  As a result, we may be forced to design around these parts or make a one time lifetime purchase of discontinued parts so that we are able to continue producing our products and equipment.

Employees

As of April, 2007 we had approximately 75 full-time employees.  Our new headquarters, located in Tempe, Arizona employs approximately 40 persons.  Our Northern California Research and Design Center office, located in San Leandro, California employs approximately 22 persons.

-#-

Our office located in Benton, Arkansas employs approximately 7 persons.  Our employees are not represented by a labor union.  We consider our relations with our employees to be good. Our Orban Europe office located in Ludwigsburg, Germany employs approximately 4 persons. Our facility in Permerand, Netherlands employs approximately 2 persons.

Recent Events

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We leased 33,777 square feet of manufacturing and office facilities in San Leandro, California.  The term of the lease was for 60 months commencing on January 1, 2002 and ended on December 31, 2006.  Base rent was approximately $27,022 per month during 2002, and increases at a rate of 4% annually. We did not exercise the five year renewal option and instead leased a smaller facility located near the former SanLeandro plant. As a part of our consolidation, our Northern California Research and Design Center Group remained in San Leandro, California, just north of Silicon Valley, close to the country’s most advanced digital technology enterprises.

On September 25, 2006, we entered into an office lease agreement which became effective on October 25, 2006 and has a term of 63 months.  The new office lease agreement replaces our larger Northern California Research and Design Center plant lease.  The initial base rent under the lease is $9,183 per month with incremental rent increases, approximately every 11 months, culminating in a monthly base rent of $10,335 during the final 11 months of the lease.  The rentable square feet of the premises is 7,782.

On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4.  It is a month-to-month lease for approximately 750 square feet at approximately $2,700 a month.

On November 14, 2005, we entered into a lease with an option to purchase industrial and corporate office facilities at 7970 S. Kyrene, Tempe, Arizona. The option to purchase is during the period from September 1, 2008 to January 31, 2010. The 60-month lease term commenced on February 1, 2006 with us being able to take early occupancy on January 16, 2006. We lease 36,300 square feet at a base monthly rental of approximately $23,595.  After the initial year of the lease term, the monthly payments increase at a rate $0.02 per square foot annually.  We also have a 5 year renewal option at the market price after the initial lease term.

The office facility in Permerand, Netherlands is a month-to-month lease for approximately 750 square feet for $1,430 a month. We took possession October 7, 2005.

On August 1, 2006, we entered into a lease agreement for offices at 920 Edison Avenue,  Suite 1,2,3 and 4,  Benton, Arkansas. The initial base rent under the lease is $4,000 per month for term of 48 months.  The rentable square feet of the premises is 6,000 square feet.

On May 30, 2006, we exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, we sold the property for $1,550,000, which resulted in a gain of approximately $131,000.

-#-

Rent expense amounted to $949,103 and $639,450 for the years ended December 31, 2006 and 2005, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

-#-

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSURER PURCHASES OF EQUITY SECURITIES

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

Calendar Quarter	High	Low
2005
First Quarter	$0.70	$0.30
Second Quarter	0.75	0.30
Third Quarter	1.20	0.38
Fourth Quarter	2.11	0.85
2006
First Quarter	$0.99	$0.80
Second Quarter	0.95	0.41
Third Quarter	0.75	0.40
Fourth Quarter	0.65	0.24

As of April 13 , 2007, there were 8,648,459 shares of common stock outstanding held by approximately 231 shareholders of record.  We have not paid any cash dividends on our common stock and pursuant to the terms of our debt agreements with Harman International, Inc., we cannot pay cash dividends while our debt to Harman remains outstanding.

Recent Sales of Unregistered Securities

None.

-#-

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read with our financial statements and the accompanying notes we have included elsewhere in this prospectus.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors” or in other portions of this prospectus.

Overview

In 2006 we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls will be performed from our new headquarters in Tempe, Arizona. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We incurred one time charges of approximately $198,000 to realize a savings of up to $432,000 annually. We started shipping nearly all of our U.S. manufactured products out of the new Tempe plant as of April 15, 2006. Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were $12,677,000 for the year ended December 31, 2006 compared to $15,190,000 for same period in 2005 representing a decrease of 17%.  The decrease was primarily a result of production down-time due to the move along experiencing long lead times for components associated with the implementation of an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).  The Company has not been required to write down or reserve any inventory as a result of the directive and doesn’t anticipate creating a reserve in the near future.

We currently have a backlog of orders totaling approximately $3.0 million.

Recent Event

None.

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

-#-

Our acquisition of the Dialog4 product line has led to the establishment of our Orban Europe offices in Ludwigsburg, Germany.  We continue to work through the challenge of integrating Dialog4 as well as the challenge of overcoming obstacles produced as a result of different corporate cultures, a difficult legal system and different accounting and reporting regulations.  We will also face risks arising from foreign currency fluctuations because transactions from our European office are often denominated in Euros rather then dollars.

We believe the increased consolidation within the radio and television industries will provide some potential opportunities for our Company.  For example, we believe that as larger radio and television stations purchase smaller stations, orders for new equipment will increase in order to upgrade these smaller stations which would otherwise have put off purchases of such upgraded equipment.

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Year Ended December 31,
	2006	2005
Revenues:
Net sales	$12,677,090	$15,189,848
Other income	0	2,119,065
Total revenues	12,677,090	17,308,913
Gross profit on net sales	6,877,313	8,768,527
Gross profit margin	54%	58%
Net cash provided by operating activities	720,640	1,230,349
Net cash provided by (used in) investing activities	100,591	(116,729)
Net cash used in financing activities	(928,850)	(1,084,365)
Net income (loss)	(2, 163 , 513 )	2,583,906
Net income (loss) as a percent of net sales	( 17%)	17%
Income (loss) per share – basic	($0. 25 )	$0.38
Income (loss) per share - diluted	($0. 25 )	$0.24

-#-

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $12.6 million compared to $15.2 million in 2005, a decrease of 17%.  The decrease in net sales was primarily attributable to production down-time associated with the consolidation and move of our manufacturing facility to Tempe, Arizona along with experiencing long lead times for components associated with implementing an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

Sales for the years ended December 31, 2006 and 2005 were conducted primarily through wholesale distributors and dealers.  In 2006, one of our largest customers, Harris Corporation, accounted for approximately 17% of net sales, and in 2005, accounted for approximately 23% of net sales.  Broadcast Supply Worldwide accounted for just over 15% of our net sales for 2006, representing an increase of 3% over 2005.

International sales in 2006 and 2005 totaled $6,191,932 and $6,703,002, respectively, or approximately 49% and 44%, respectively, of our total sales during those years.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency. All other export sales are in U.S currency.  The primary reason for the decrease in international sales in 2006 was due to the long lead times for components  associated with  implementing an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

Gross Profit.  Gross profit margin for the year ended December 31, 2006 was 54% compared to 58% for 2005, or $6.9 million in 2006 compared to $8.8 million in 2005.  The decrease was primarily attributable to the move and consolidation of our manufacturing to our new facility in Tempe, Arizona along with decreased shipments as a result of the EU directive and to the decrease in production output. Contributing factors also include a percentage increase in our variable expenses as a result of smaller quantity material purchases, creating a modest increase in the unit price.

Selling, General and Administrative.  Total selling, general and administrative expenses (SG&A) in 2006 were $5.3 million, a decrease of 12% as compared to the $6.0 million in 2005. In 2005, we accrued compensation expense because of an increase in our share price relative to stock options that we re-priced in December 2004. As a percentage of net sales, SG&A increased 3% to 42% for the year ended December 31, 2006 from 39% in 2005.  The increase in SG&A expense is due primarily to the variable component of SG&A relating to our domestic and international sales. We have decreased our marketing efforts in 2006 as compared to 2005.

Research and Development.  Research and development expense was $1.8 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. As a percentage of net sales, research and development increased 3% to 14% for the year ended December 31, 2006 from 11% in 2005.

-#-

A goodwill impairment expense in the amount of $944,330 was recorded in December 2006 after the completion of the annual impairment testing.

Other Income (expense), Net.  Other income (expense), net, for the year ended December 31, 2006 was approximately $857,000 of which $822,000 represented interest including rights granted for convertible debt along with other share related expenses. Other income (expense), net, for the year ended December 31, 2005 was approximately $1,501,000 of which $2,119,000 was other income resulting from the gain on the restructure of our debt to Harman.  This 2005 amount was offset, in part, by an interest expense of $478,000.

Total stated interest expense for 2006 was $237,000, none of which represented interest to Harman, because any interest due is applied to deferred interest which was recorded as part of the Harman restructure.  For the year ended December 31, 2005, total interest expense was $478,000 of which $386,000 represented interest to Harman.  The decrease in interest expense is attributable to the restructuring of our debt owed to Harman.

Net Income (loss).  In 2006 we reported a net loss of $2, 163 , 513 compared to a net income of $2,583,906 for 2005. The net loss was primarily attributed to costs we incurred to consolidate and move of our manufacturing facility to our new headquarters in Tempe, Arizona, along with experiencing long lead times for components associated with the implementation an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).  Approximately $944,330 of the 2006 net loss was caused by the goodwill impairment the Company recorded.

The net income in 2005 was primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquiring the assets of Orban, Inc.

Liquidity and Capital Resources

The Company's working capital deficit, recurring losses and limited ability to secure additional debt or equity financing imposes significant constraints on the Company’s operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described below. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We generated a net loss of $2,163,513 for the year ended December 31, 2006 compared to a net income of $2,583,906 reported in 2005. In 2006 we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were $12,677,000 for the year ended December 31, 2006 compared to $15,190,000 for same period in 2005 representing a decrease of 16%.  The decrease was primarily a result of production down-time due to the move, along with experiencing long lead times for components associated with the implementation of a European Union (EU) directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

-#-

At December 31, 2006, we had negative working capital of approximately $2.7 million, and the ratio of current assets to current liabilities was .58 to 1.  At December 31, 2005, we had negative working capital of approximately $1.6 million and a current ratio of .69 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

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

Even after giving effect to the Harman debt restructure, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments. As of December 31, 2006, over the next twelve months, we need approximately $3,082,420 to pay scheduled installments of the principal on our existing debt. Not included in the $3,082,420 are the obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. As to $475,000 of the total obligations to Mr. Brentlinger, should he demand repayment, we upon notice, will have 30 days to satisfy the $475,000 demand note. If we fail to generate sufficient cash from its operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

In 2006 we had many non-recurring expenses associated with our financing and our facilities consolidation.  In 2007 we plan to realize some economies of scale from our focus on increasing our manufacturing output. We expect to increase the output because we are not going to have facilities off-line during a move. The expected return to historical sales volume will absorb fixed expenses and generate increased operating profits. The expected increased operating profit and resulting working capital should permit us to settle our current obligations on a more timely basis.

Should funds from operations be insufficient, historically we have relied on shareholder loans issued with beneficial conversion features or stock option which are dilutive. Should these be unavailable, we would need additional equity but there are no assurances that this would be available and if it were, it may be dilutive to existing shareholders.

Our 2005 financial results are primarily attributed to our ability to restructure the debt we owe Harman as a result of our acquisition of Orban, Inc. In order to alleviate the strain on our liquidity, we restructured our indebtedness to Harman pursuant to documents executed on April 29, 2005. Under the terms of our debt agreements with Harman in effect prior to the restructure of our debt, Harman was able to demand, at any time, that we immediately pay in full the outstanding balance of our debt, which prior to the restructure was $8.5 million.  If this had happened, we would likely have been forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code.  Our financial results have strained our liquidity making it difficult to service our debt with Harman and other lenders. While we have continued to close loans with lenders to finance operations, there is no certainty that we will be able to borrow additional sums in the future. Our difficulties in meeting our financing needs and our negative working capital position resulted in our independent registered public accountants adding a “going concern” emphasis paragraph to their report on our financial statements for the years ended December 31, 2006 and

-#-

2005 by including a statement that such factors raise substantial doubt about our ability to continue as a going concern.

On October 12, 2004, we executed a letter agreement with Harman, whereby our indebtedness to Harman, then in an amount of almost $8.5 million plus an additional $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions including the execution by the parties of definitive documents, which were executed on April 29, 2005. The effect of the debt restructure was first reflected in our unaudited consolidated financial statements for the fiscal period ending June 30, 2005, which is the period that includes the date (April 29, 2005) on which the restructure was completed and definitive documents executed.  Those financial statements were included in our quarterly report on Form 10-QSB for the period ending June 30, 2005.  The restructure documents provide that the debt restructure will be effective as though it had occurred October 1, 2004 (the beginning of the fiscal period during which the letter agreement was executed).

The restructure reduced our debt service to Harman by approximately $386,000 in 2006 as compared to 2005.  Our previous financial results coupled with the Harman debt service (prior to the debt restructure) strained our liquidity. We are optimistic the restructure will allow us to focus on operations and generate growth.

The debt restructure transaction reduced our total debt to Harman to just over $3.2 million.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the entire $9.5 million debt (which figure includes $1.0 million of accrued but unpaid interest) prior to the restructure.

In October 2004, we paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness. The funds for this payment came from two sources: (i) $300,000 came from cash generated from our operations and (ii) $700,000 came from a short term loan from Jayson Russell Brentlinger, the father of our President and CEO.  See Note 6 of “Notes to Consolidated Financial Statements.”

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

-#-

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

We owe Solectron GmbH $227,107 as of December, 2006. This obligation is a result of claims originating between Solectron GmbH and Dialog4. On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.  We currently owe Solectron $227,107 but have not paid because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which we were found to be responsible.  As of December 31, 2006, we have paid Solectron $487,830 in principal and $72,733 in interest.  C. Jayson Brentlinger, President, Chief Executive Officer and Chairman of the Company has also signed a personal guarantee under the revised Settlement Agreement. We further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount by Solectron.

On March 30, 2005, we and Dialog4 agreed upon settlement terms for all disputes between us. We paid Dialog4 $490,000 on April 15, 2005 when the settlement papers were signed and have paid an additional $475,000 on April 1, 2006. On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger through March 31, 2007 had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100 par value per share. The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share and may be redeemed by the Company at any time.  C. Jayson Brentlinger president, CEO and Chairman has signed a repayment guarantee under the Note.

-#-

As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute being litigated in Germany with Berthold Burkhardtsmaier.  When Mr. Burkhardtsmaier resigned from our Board of Directors, we agreed to pay him approximately $421,200 through monthly installments of $7,020 for 60 months.  See Note 7 of “Notes to Consolidated Financial Statements.”

The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years, as of December 31, 2006.  We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2011.

	2007	2008	2009	2010	2011
Solectron	$227,107
Dialog4	84,240	$84,240	$84,240	$21,060
Avocet	27,367
Note to private investor				200,000
Vendor notes	677,569
Employee note
Orban acquisition note to shareholder	180,000
Harman	537,502	731,883	1,070,644
Employment Agreements	800,833	755,000	658,750	590,000	$112,500
Equipment and property leases	547,802	470,336	482,461	474,689	124,337
Total	$3,082,420	$2,041,459	$2,296,095	$1,285,749	$236,837

Accounts receivable were $830,000 at December 31, 2006, compared to $700,000 at December 31, 2005. The 19% increase in accounts receivable is primarily due to the increased sales in for the month of December 2006 compared to the prior year coupled with our customers not taking the prepayment discount of 5%. Our allowance reserve was $33,000 at both the years ended December 31, 2006 and 2005. Maintaining our current allowance for doubtful accounts was attributable to the general economic upturn that began in the latter half of 2002, which we expect to continue until at least the fourth quarter of 2007.

Total inventories were $2,586,000 at December 31, 2006 compared to $2,687,000 at December 31, 2005.  The value of inventory decreased $101,000, or 4%, due primarily to stronger sales in December 2006. In 2006 the reserves were reduced by approximately $121,000 contrasting to 2005 when we increased the inventory obsolescence reserves by $100,000. Had we not reduced the inventory reserves in 2006 we would have decreased inventory by approximately $223,000 or 9%.

Sales to Major Customers and Export Sales

We sell our products primarily through wholesale distributors and dealers.  We recognize revenue generally upon shipment of products to customers.  In 2006, one of our largest customers, Harris Corporation, accounted for approximately 17% of net sales.  In 2005, Harris accounted for approximately 23% of net sales.  Broadcast Supply Worldwide accounted for approximately 15% of our net sales for 2006, and 12% in 2005. Our dependence on a small number of relatively large

-#-

customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.

International sales in 2006 and 2005 totaled $6,191,932 and $6,703,068, respectively, or approximately 49% and 44%, respectively, of our total sales during those years.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency. All other export sales are in U.S currency.  The primary reason for the decrease in international sales in 2006 was due to the long lead times for components  associated with  implementing an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

Our export sales by region are as follows:

Region	2006	%	2005	%
Europe	$3,505,631	57%	$3,900,907	58%
Pacific Rim	1,065,631	17	1,397,436	21
Latin and South America	890,408	14	846,475	13
Canada and Mexico	553,561	9	461,520	7
Other	176,701	3	96,730	1
Total	$6,191,932	100%	$6,703,068	100%

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

Recent Accounting Pronouncements

-#-

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will have a material effect on our Consolidated Financial Statements.

 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are evaluating the impact of this new statement on our financial statements.

-#-

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

Even after giving effect to the Harman debt restructure, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments.   As of December 31, 2006, over the next twelve months, we need approximately $3,082,420 to pay scheduled installments of the principal on our existing debt. Not included in the $3,082,420 are the obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. As to $475,000 of the total obligations to Mr. Brentlinger, should he demand repayment, we upon notice, will have 30 days to satisfy the $475,000 demand note. If we fail to generate sufficient cash from its operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

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

-#-

dollar and the Euro.  As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

In 2006 and 2005, we derived approximately 4% of our total revenues from our Orban Europe operations.  This percentage may increase in future years as we further develop and expand our operations in Europe.  We cannot predict the effects of exchange rate fluctuations on our operating results.  We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure.  If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

-#-

Our President, Chief Executive Officer and Chairman of the Board exercises significant control over us.

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 2,287,915 shares of our common stock and controls options (held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares.  Based on a total of 8,648,459 shares of our common stock issued and outstanding as of April 13 , 2007, if Mr. Brentlinger’s family limited partnership exercises all of its options he will own of record and beneficially approximately 36.48% of our issued and outstanding shares.  This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

Our business depends on the efficient and uninterrupted production of our audio processing equipment and other products.  The consolidation of our U. S. manufacturing facilities into our Tempe facility subjects us to a number of risks that are beyond our control and could result in production interruptions. While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods.  We could experience unforeseen delays in setting up the infrastructure in the new location.  We could also experience labor shortages of experienced personal that will not relocate to the Tempe facility.

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

-#-

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

While our independent auditors expressed an unqualified opinion on the financial statements, our independent auditors did include an explanatory paragraph indicating that there is substantial doubt about our ability as a going concern due to our working capital deficit and 2006 net loss.  Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or

-#-

pursuing remedies to collect debt which might go into default.  In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt.  While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness.  Our financial condition and the “going concern” emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

ITEM 7.  FINANCIAL STATEMENTS

-#-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 12, the Company's working capital deficit impose significant constraints on the Company’s operations.  These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

April 19, 2006

-#-

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company's working capital deficit, recurring losses and limited ability to secure additional debt or equity financing imposes significant constraints on the Company’s operations.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 9 to the financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standard No.123(R).

MCGLADREY & PULLEN, LLP

Chicago, Illinois

April 13, 2007

-#-

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan of our report dated April 19, 2006, with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the year ended December 31, 2005 filed with the Securities and Exchange Commission included in its annual report on form 10-KSB for the year then ended. Our report included an explanatory paragraph that expressed uncertainty about the Company’s ability to continue as a going concern.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

April 19, 2006

-#-

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement on Form S-8 (No. 333-50920) pertaining to CJB Stock Option Plan of our report dated April 13, 2007 with respect to the consolidated financial statements of Circuit Research Labs, Inc. for the year ended December 31, 2006 filed with the Securities and Exchange Commission included in its annual report on form 10-KSB for the year then ended. Our report included an explanatory paragraph that expressed uncertainty about the Company’s ability to continue as a going concern.

MCGLADREY & PULLEN LLP

Chicago, Illinois

April 13, 2007

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS

	2006	2005
CURRENT ASSETS:
Cash	$30,125	$137,743
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2006 and in 2005	830,571	700,175
Inventories	2,585,828	2,687,585
Other current assets	113,960	162,188
Total current assets	3,560,484	3,687,691

PROPERTY, PLANT AND EQUIPMENT - Net	264,684	418,525

OTHER ASSETS:
Goodwill	6,531,678	7,476,008
Other	371,539	358,468
	6,903,217	7,834,476

TOTAL	$10,728,385	$11,940,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,510,620	$1,248,944
Note payable to stockholders	1,195,000	720,000
Notes payable	537,498	487,500
Current portion of long-term debt	1,582,293	1,013,398
Accrued salaries and benefits	568,847	586,826
Customer deposits	534,407	268,213
Other accrued expenses and liabilities	333,110	992,678
Total current liabilities	6,261,775	5,317,559

LONG-TERM DEBT, LESS CURRENT PORTION	2,131,525	3,162,270
Total liabilities	8,393,300	8,479,829

-#-

CONSOLIDATED BALANCE SHEETS December 31, 2006 and 2005 - continued	2006	2005
STOCKHOLDERS' EQUITY
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 8,648,459 and 7,946,337 shares issued and outstanding at December 31, 2006 and 2005	864,846	794,634
Additional paid-in capital	9, 394 , 470	8,426,947
Accumulated equity (deficit)	( 7,924,2 31)	(5,760,718)
Total stockholders’ equity	2,335,085	3,460,863
TOTAL	$10,728,385	$11,940,692

See Notes to Consolidated Financial Statements.

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005

	2006	2005
NET SALES	$12,677,090	$15,189,848
COST OF GOODS SOLD	5,799,777	6,421,322
Gross profit	6,877,313	8,768,527

OPERATING EXPENSES
Selling, general and administrative	5,334,057	5,967,352
Research and development	1,812,107	1,615,579
Depreciation	93,720	113,971
Goodwill i mpairment	944,330	0
Total operating expenses	8,184,214	7,696,902
INCOME (LOSS) FROM OPERATIONS	(1,306,901)	1,071,624

OTHER (INCOME ) EXPENSE:
Sundry	34,582	22,958
Interest	822,0 30	594,691
Gain on debt restructure		(2,119,065)
Total other (income) expense	856,6 12	(1,501,416)

INCOME (LOSS) BEFORE INCOME TAXES	(2, 163 , 513 )	2,573,040

INCOME TAXES	0	40,050

NET INCOME (LOSS)	($2, 163 , 513 )	$2,532,990

NET INCOME (LOSS) PER COMMON SHARE
Basic	($0. 25 )	$0.37
Diluted	($0. 25 )	$0.23

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	8,582,646	6,778,039
Diluted	8,582,646	10,818,409

See Notes to Consolidated Financial Statements.

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

	Common
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2005	4,332,533	$433,254	5,599,498	(8,344,624)	(2,311,872)

Issuance of common shares	2,104,000	210,400	1,578,000		1,788,400

Issuance of common shares	1,509,804	150,980	1,132,353		1,283,333

Value of beneficial conversion feature upon i ssuance of convertible debt			117,096		117,096

Net i ncome				2,583,906	2,583,906
Balance, December 31, 2005	7,946,337	794,634	8,426,947	(5,760,718)	3,460,863

Issuance of common shares	702,122	70,212	124,868		195,080

Value of beneficial conversion feature upon issuance of convertible debt			328,312		328,312

Issuance of stock options associated with debt transactions			126,0 43		126,0 43

Reclassification of option
liability upon adoption of FAS
123R			388,300		388.300

Net loss				(2, 163,5 13)	(2, 163,5 13)
Balance, December 31, 2006	8,648,459	$864,846	9, 394 , 470	( 7,924,2 31)	2,335,085

See Notes to Consolidated Financial Statements.

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net Income (loss)	($2, 163 , 513 )	$2,583,906
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	184,860	199,996
Gain on debt restructure	0	(2,119,065)
Change in inventories reserve	(121,313)	100,000
Goodwill impairment	944,330

Expense for options, beneficial conversion debt rights and anti-dilution shares	589 , 434	505 , 396

Gain on sale of building	(131,610)

Changes in assets and liabilities:
Accounts receivable	(130,396)	(122,604)
Inventories	223,070	(414,909)
Prepaid expenses and other assets	35,157	2,241
Accounts payable, accrued expenses and deposits	1,290,622	495,388
Net cash provided by operating activities	720,641	1,230,349

INVESTING ACTIVITIES:
Capital expenditures	(59,409)	(116,729)
Deposit for the purchase of building	(10,000)
Proceeds from sale of building	170,000
Net cash provided by (used in) investing activities	100,591	(116,729)

FINANCING ACTIVITIES:
Proceeds from stockholder advances	733,000	53,00 0
Repayment of stockholder advances	(258,000)	(53,000)
Proceeds from loan		200,000
Principal payments on long-term debt	(1,403,850)	(1,284,365)
Net cash used in financing activities	(928,850)	(1,084,365)

NET INCREASE (DECREASE) IN CASH	(107,618)	29,255

CASH AT BEGINNING OF YEAR	137,743	108,488

CASH AT END OF YEAR	$30,125	$137,743

-#-

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2006 and 2005 – continued
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$221,826	$310,885

Income Taxes	$34,146	$850

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Conversion of accounts payable to notes payable and long-term debt	$992,000	$363,000

In 2005 a lender, Harman, waived $935,000 of unpaid interest, and was issued 3,613,000 shares of the Company's common stock to reduce the Company's principal obligation by $4,255,000. This total $5,190,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid-in capital and a $2,119,000 gain on debt restructure. A per share fair value of $0.85 was used to measure the gain; this was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

See Notes to Consolidated Financial Statements.

-#-

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

c.

Goodwill. The Company adopted SFAS 142, Goodwill and Other Intangible Assets on January 1, 2002.  SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized.  The goodwill impairment test is a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount.  This testing is performed annually in the fourth quarter. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary.  If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performs its annual impairment testing in the fourth quarter of each year. As a result of the analysis performed in 2006, the Company determined by reference to the decline in the share trading price for the Company’s common stock in the fourth quarter 2006 that the carrying value of goodwill exceeded its share price-indicated value. In connection with the impairment assessment performed, the Company recorded a charge of $944,330 to reduce the value of goodwill such that the Company’s Stockholder s ’ Equity would approximate the market capitalization indicated by the December 2006 share trading prices.

-#-

After conducting the impairment testing in 2005, management concluded that no impairment to goodwill ha d occurred.

d.

Long-lived assets - The Company reviews the carrying value of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. No impairment losses were recorded for the years ended December 31, 2006 and 2005.

e.

Warranty - Our warranty period is two years from the date of sale for our digital products and one year from date of sale for our analog products.  Warranty expense was $134,687 and $107,094 for 2006 and 2005, respectively.

	2006	2005
Balance, beginning of year	$122,000	$122,000
Warranty accrual	134,687	107,094
Payments made	(134,687)	(107,094)
Balance, end of year	$ 122,000	$ 122,000

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

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership.  As a result, several corporations each now owns a substantial number of radio and television stations.  These corporations are the largest indirect purchasers of our audio processing and post-production equipment. In 2006, our largest customer, Harris Corporation, accounted for approximately 17% of net sales. In 2005, the same customer accounted for approximately 23% of net sales.  Another one of our largest customers, Broadcast Supply Worldwide, accounted for just over 15% of our net sales for 2006 representing an increase of 3% over 2005. Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. No other customer accounted for more than 10% of net sales for 2006 or 2005.

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

The Company grants trade credit to its customers. Receivables are valued at management’s estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our

-#-

historical collection experience. Based on management’s evaluation the allowance for doubtful accounts was $33,361 at December 31, 2006 and 2005.

g.

Research and development costs, totaling $1,812,107 and $1,615,579 for the years ended December 31, 2006 and 2005, respectively, are charged to expense as incurred.

h.

Income taxes - Income tax expense is calculated under the liability method as required under SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse.  The benefit of our operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2006 and 2005, because it cannot be assured that the Company will benefit from the loss carryforwards in reducing future income taxes.

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

j.

Net loss per share –For the twelve months ended December 31, 2005, the effects of 3,591,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt as well as the anti-dilution rights of a stockholder were used for computing diluted earnings per share because the option exercise prices were lower than the market price of the common stock. For the twelve months ended December 31, 2006, the effect of 2,607,000 shares relating to options to purchase common stock were not used for computing diluted net loss per share because the results would be anti-dilutive. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per share is calculated as follows:

	For the Year Ended
	December 31,
	2006	2005
Numerator
Net income (loss)	($2, 163,5 13)	$2,583,906
Denominator
Weighted average shares -- basic	8,585,454	6,778,039
Weighted average shares – diluted	8,585,454	10,818,409
Basic income (loss) per share	($0. 25 )	$0.38
Diluted income (loss) per share	($0. 25 )	$0.24

k.

Advertising Costs - Advertising costs are expensed as incurred with the exception of any expenses paid in connection with a sales event that has not yet taken place. Those advertising costs are classified as prepaid expense items until after the sales event.

-#-

Advertising expense for the years ended December 31, 2006 and 2005 was $70,253 and $84,767, respectively.

l.

Shipping and handling costs - It is our policy to classify shipping and handling costs primarily as selling, general and administrative expense in the statement of operations. Total delivery costs were $167,009 and $129,357 in 2006 and 2005, respectively.

m.

Shared-based payments - On January 1, 2006, we adopted SFAS No. 123(R). Share-Based Payments, which requires employee stock options to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123(R) and as permitted by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, we elected for follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of SFAS 123 and SFAS 148. Under APB 25, stock compensation expense was recorded only when the exercise price of employee stock options was less that the fair value of the underlying stock on the date of grant.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, expense for the first quarter of 2006 included the cost for all share-based payments granted prior to January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This cost was based on the grant-date fair values determined in accordance with SFAS 123 and SFAS 123(R), which we estimate using the Black-Scholes option pricing model and recorded in interest expense. Results for prior periods have not been restated.

Options issued in connection with issuing debt are valued using the Black Scholes model and are recorded initially as a reduction of the debt instrument. The option value is then accreted to expense over the note term.

n.

Fourth quarter 2006 adjustment--The Company recorded an adjustment in the quarter ended December 31, 2006 which involves FAS 123R accounting for option transactions. The adjustment relates to the reclassification of a $388,300 liability for intrinsic value-measured options to additional paid in capital that had previously been reflected as a reduction in selling, general and administrative expense. The adjustment relates to a transaction that occurred in the Company’s first fiscal quarter of 2006 and should have been recorded differently in that quarter. The entry did not produce a change to previously reported aggregate stockholders’ equity.

o.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the

-#-

adoption of SFAS No. 157 will not have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe that the adoption of FIN 48 will not have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are evaluating the impact of this new statement on our financial statements

p.

Use of estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates.

q.

Concentration of Credit Risk. – Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivable.

At December 31, 2006 and 2005, the Company had trade receivables with one and three customers representing approximately 13% of the receivable balances at both dates.

2.

 GOING CONCERN

T he Company's working capital deficit, recurring losses and limited ability to secure additional debt or equity financing imposes significant constraints on the Company’s operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described below .. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We generated a net loss of $2,163,513 for the year ended December 31, 2006 compared to a net income of $2,583,906 reported in 2005. In 2006 we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. Due to the manufacturing

-#-

consolidation and the move into our new corporate headquarters, our net revenues were $12,677,000 for the year ended December 31, 2006 compared to $15,190,000 for same period in 2005 representing a decrease of 16%.  The decrease was primarily a result of production down-time due to the move, along with experiencing long lead times for components associated with the implementation of a European Union (EU) directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

At December 31, 2006, we had negative working capital of approximately $2.7 million, and the ratio of current assets to current liabilities was .58 to 1.  At December 31, 2005, we had negative working capital of approximately $1.6 million and a current ratio of .69 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

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

Even after giving effect to the Harman debt restructure, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principal payments. As of December 31, 2006, over the next twelve months, we need approximately $3,082,420 to pay scheduled installments of the principal on our existing debt. Not included in the $3,082,420 are the obligations totaling $1,175,000 held by Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, our Chief Executive Officer, President and Chairman. As to $475,000 of the total obligations to Mr. Brentlinger, should he demand repayment, we upon notice, will have 30 days to satisfy the $475,000 demand note. If we fail to generate sufficient cash from its operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

In 2006 we had many non-recurring expenses associated with our financing and our facilities consolidation.  In 2007 we plan to realize some economies of scale from our focus on increasing our manufacturing output. We expect to increase the output because we are not going to have facilities off-line during a move. The expected return to historical sales volume will absorb fixed expenses and generate increased operating profits. The expected increased operating profit and resulting working capital should permit us to settle our current obligations on a more timely basis.

Should funds from operations be insufficient, historically we have relied on shareholder loans issued with beneficial conversion features or stock option which are dilutive. Should these be unavailable, we would need additional equity but there are no assurances that this would be available and if it were, it may be dilutive to existing shareholders.

-#-

3 ..

INVENTORIES

Inventories consist of the following at December 31:	2006	2005

Raw materials and supplies	$2,966,964	$3,049,228
Work in process	933,132	935,212
Finished goods	473,829	612,555
Total	4,373,925	4,596,995
Less obsolescence reserve beginning of the year	(1,909,410)	(1,809,410)
Changes to the obsolescence reserve	121,313	(100,000)
Inventories, net	$2,585,828	$2,687,585

4 ..

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:	2006	2005

Leasehold improvements	$ 0	$420,279
Furniture and fixtures	103,120	103,120
Computer equipment	1,045,578	999,242
Machinery and equipment	1,376,463	1,372,864
	2,525,160	2,895,505
Less accumulated depreciation and amortization	(2,260,476)	(2,476,980)
Property and equipment – net	$264,684	$418,526

Provision for depreciation and amortization charged to operations for the years ended December 31, 2006 and 2005 amounted to $184,860 and $199,996, respectively, of which $91,597 and $86,025, respectively, are included as a component of cost of goods sold. Because we no longer lease 1525 Alvarado in San Leandro, California and no longer the lease the premises on 1302 Drivers Way in Tempe, Arizona, we have written off all improvements associated with the those leases.

5 ..

LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2006	2005
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 7 )	273,780	840,040
Solectron GmbH see (Note 7 )	227,107	227,107
Harman see (Note 6 )	2,340,030	2,752,530
Harman accumulated interest, long-term portion	266,871	243,460
Note payable to private investor	200,000	200,000
Vendor notes	677,569	190,663

-#-

Employee note	58,592	2,000
Total long-term debt	4,251,316	4,663,168
Less current portion Harman and others	2,119,791	1,500,898
Total long-term debt, less current portion	$2,131,525	$3,162,270

Scheduled principal payments due within one year aggregate $2,119,791 as of December 31, 2006. Non-current maturities at December 31, 2006 include $120,009 of future interest due to Harman (Note 6 ).

Year	Amount
2007	$1,911,009
2008	937,596
2009	1,181,651
2010	221,060
2011	0
Thereafter	0
$4,251,316

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

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of December 31, 2006, $27,367 is the balance of the note, of which the Company is able to offset $20,789 it has recorded in accounts receivable.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2006 and 2005, the Company converted approximately $992,000 and $363,000 of various trade payables into notes payable. As of December 31, 2006, the unpaid portion of all notes payable is $677,569. Interest rates on converted notes range from 0% to 8% and payment periods range from less than one to two years.

On October 12, 2005, a private investor, who is not related to the Company or any of its executives, loaned the Company $200,000 secured by a promissory note with an interest rate of 11% per annum. The note matures October 12, 2010 and has interest-only payments payable monthly. At anytime on or before the maturity date, the holder of the note may convert the note into restricted shares of common stock for $0.75 per share, which per-share price was a beneficial conversion right on the transaction date. The Company immediately expensed $117,096 related to the conversion right.

Notes payable to stockholders

-#-

Notes payable to stockholders aggregate $1,195,000 and $720,000 at December 31, 2006 and 2005, detailed as follows. Interest expense on all stockholder loans for 2006 and 2005 was $228,606 and $119,950.

During June 2003, two stockholders, unrelated to the Company or any executives of the Company, loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at 9.0% per annum. Both notes were due and payable with interest in June 2004.  As previously agreed, in the second quarter of 2005, the Company issued options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. The proceeds from these notes were used to reduce accrued and unpaid interest owed to Harman. The two non-related stockholders verbally agreed to extend the loans and the Company continued to accrue interest under the loans.  Upon the request of one of the stockholders, on October 21, 2005, the Company repaid the principal amount of $10,000 together with the accrued interest of $2,140.

On October 4, 2004, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is negotiating with Mr. Brentlinger concerning the terms of repayment and the possibility of converting the note into preferred or common stock of the Company. C. Jayson Brentlinger President and CEO has signed a repayment guarantee under the Note. As of December 31, 2006 the Company is 9 months in arrears totaling $65,440. The Company will perform its best efforts to eliminate the arrearage in 2007.

On March 3, 2005, Robert McMartin, our Executive Vice President and Chief Financial Officer, and Gary Clarkson, our Vice President and General Manager, loaned the Company $33,000 and $20,000, respectively. These loans were repaid on March 13, 2005. Mr. McMartin and Mr. Clarkson were issued options to purchase two common shares for every dollar loaned.

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger through March 31, 2007 had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100 par value per share. The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share and may be redeemed by the Company at any time.  C. Jayson Brentlinger president, CEO and Chairman has signed a repayment guarantee under the Note. In the quarter ended March 31, 2006, the Company recorded an expense of $328,312 associated with the conversion right.  The expense was determined by using the Black Scholes method to value the conversion option.

As of December 31, 2006 the Company is 7 months in arrears totaling $32,052. The Company will perform its best efforts to eliminate the arrearage 2007.

On January 18, 2006, Mr. Robert McMartin, the Company's Executive Vice-President and Chief Financial Officer, loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid.  The remaining balance as of December 31, 2006 is $38,000.

On February 1, 2006, Mr. Gary Clarkson, the Company's Vice-President and General Manager, loaned the Company $20,000 represented by a promissory note at a rate 21% per

-#-

annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid.  The remaining balance as of December 31, 2006 is $20,000.

The two preceding obligations are included in long term debt.

On July 20, 2006, Mr. McMartin loaned the Company $68,000 represented by a promissory note at a rate 16% per annum. The note was due and repaid July 30, 2006. Mr. McMartin received 126,000 options at the market price of $0.56. The options will expire July 2011.

On October 12, 2006, Mr. McMartin also loaned the Company $70,000 represented by a promissory note at a rate 16% per annum.  The note was due and repaid October 30, 2006. Mr. McMartin received 140,000 options at the market price of $0.52. The options will expire October 12, 2011.

6 ..

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

The Harman debt restructure consisted of:

•

In October 2004, the Company paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness.  The funds for this payment came from $300,000 generated from the Company’s operations, and $700,000 from the loan from the father of the Company’s President and Chief Executive Officer.

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

-#-

•

In April 2005, Harman exchanged an additional $2,400,000 of indebtedness for 19% of the shares of the Company’s common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This exchange included an anti-dilution provision, which entitles Harman to receive additional shares equaling 19% of the amount of any shares that are issued as a result of exercise of options in existence on the date of the restructure. This could result in the issuance of 738,860 additional shares to Harman, if all currently outstanding options are exercised. Harman will have no right to additional shares as the result of new share issuances occurring after the date of the restructure.  C. Jayson Brentlinger president, CEO and Chairman has signed a personal guarantee under the Note and under the Harman Agreement.

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

In summary, Harman waived $935,000 of unpaid interest, and was issued 3,613,000 shares of the Company’s common stock to reduce the Company’s principal obligation by $4,255,000.  This total $5,113,000 debt reduction has been recorded as a $361,000 increase to common stock par value, a $2,710,000 increase to additional paid in capital and a $2,119,000 gain on debt restructure.  A per share fair value of $0.85 was used to measure the gain, which was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

The debt restructure reduced the Company’s annual debt service to Harman initially by approximately $824,000 a year.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the previous debt structure.

In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation.  Accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.  As of December 31, 2006 the Company is two months in arrears. The Company will perform its best efforts to eliminate the arrearage in 2007.

7 ..

DIALOG4 System Engineering, GmbH (“Dialog4”)

Dialog4 was a German corporation that produced products within the Company’s industry, including its Codec line of products. The Company purchased the assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction which were submitted to arbitration in Germany. The disputes have all been resolved as discussed below.

-#-

On October 8, 2004, the Company learned the Arbiter had awarded Dialog4 approximately $1.0 million. The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4, to $1,393,000. The increase of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.  Dialog4 filed an action in the U.S. District Court for the District of Arizona (the Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon settlement terms for all disputes between them. The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006. The Company also filed with the SEC a registration statement under the Securities Act covering sales by Dialog4 of the 1,250,000 shares of stock issued in 2002 as partial payment of the purchase price.  C. Jayson Brentlinger president, CEO and Chairman had signed a personal guarantee under the Note.

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

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible. This obligation now in the amount of $227,107 was a result of claims originating between Solectron and Dialog4.  As of December 31, 2006, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a repayment guarantee under the revised settlement agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

-#-

8 ..

STOCKHOLDERS’ EQUITY

As discussed in Note 6 , on April 29, 2005 the Company issued 2,104,000 shares of restricted common stock to Harman.  Harman then sold those shares to C. Jayson Brentlinger our Chief Executive Officer, President and Chairman secured by an inter-creditor agreement between Harman and Mr. Brentlinger.  Mr. Brentlinger maintains voting control while Harman keeps the certificates until the $1.0 million is paid. A per share fair value of $0.85 was used to measure the value of the shares issued, which was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

Also on April 29, 2005, the Company issued 1,509,804 shares to Harman according to the Debt Restructure.

On January 23, 2006, Jayson Russell Brentlinger converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised). Harman Pro North Company, an existing stockholder , was issued 128,653 shares and an expense of approximately $126,000 was recorded on January 23, 2006 as part of anti-dilution provision required by the Harman debt restructure.

9 ..

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

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, expense for the first quarter of 2006 included the cost for all share-based payments granted prior to January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This cost was based on the grant-date fair values determined in accordance with SFAS 123 and SFAS 123(R), which we estimate using the Black-Scholes option pricing model and recorded in interest, option and convertible debt expense. Results for prior periods have not been restated.

In 2006, stock option expense charged against income for the first time was $53,030, or approximately $0.01 per diluted share. During 2006, another 266,000 options were issued at an expense of $72,326.

The following table illustrates the effect on net income and earning per common share as if we had elected to adopt the expense recognition provisions of SFAS 123 for the year ended December 31, 2005:

Net income as reported

$2,583,906

-#-

Add: stock-based expense included in reported net income

0

Less: total stock-based employee compensation expense determined under fair value based methods for all awards

53,030

Pro forma

$2,530,876

Basic income per common share

As reported

$0.27

Pro forma

$0.27

We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for options issued in 2006 and 2005 are as follows:

	2006	2005
Weighted average risk free interest rates	4.85%	4.28%
Weighted average life (in years)	3	2
Volatility	51	52
Expected dividend yield	0	0
Weighted average fair value for options granted	$0.19	$0.10

Substantially all options have been issued in connection with loan transactions. All options issued vested immediately. The expected life of each grant is generally estimated to be a period approximately one half of the exercise period, plus one year, for all periods presented. Expected volatility of our stock price is based generally on historical volatility after the completion of the Harman loan restructure. The risk-free interest rate was derived by reference to US Treasury securities with comparable maturities to the expected option life. The dividend yield is based on the Company’s historical experience and expectations for the period covering the expected options lives. The estimated fair value is not intended to predict actual future events or the value ultimately realized by the parties who receive equity awards.

As of December 31, 2004	# of Options to purchase 1 share of Common	Exercise and Weighted Average Exercise Price	Expiration Date
	1,250,000	$0.55	1/23/2009
Issued in 2004	1,865,000	$0.70	12/29/2009
Total Number of options	3,115,000

As of December 31, 2005	# of Options to purchase 1 share of Common	Exercise and Weighted Average Exercise Price	Expiration Date
Issued in 2005	116,000	$0.30	3/3/2009
Issued in 2005	360,000	$0.45	4/29/2009
	1,250,000	$0.55	1/23/2009

-#-

	1,865,000	$0.70	12/29/2009
Total Number of options	3,591,000

As of December 31, 2006	# of Options to purchase 1 share of Common	Exercise and Weighted Average Exercise Price	Expiration Date
	116,000	$0.30	3/3/2009
	360,000	$0.45	4/29/2009
Issued in 2006	140,000	$0.52	10/12/2011
Issued in 2006	126,000	$0.56	07/20/2011
	1,865,000	$0.70	12/29/2009
Total Number of options	2,607,000

The weighted average remaining contractual term of outstanding options is 3.0 years; no options expired unexercised in 2006 and there was no intrinsic value to the options at December 31, 2006.

There is no future expense to be recognized in connection with any of the outstanding options.

On December 29, 2004, the company modified the strike price of the 1,765,000 options to $0.70 per share and extended the expiration date to December 29, 2009. On that date the modified strike price exceeded the market price. Also on that date, we had not adopted 123R and accordingly reported the treatment of the options under Financial Accounting Standards Board Interpretation 44, pursuant to which stock compensation expense is recorded when the strike price for the options is less than the market price of the underlying shares. Each quarter we adjust the option expense when the market price of the underlying shares exceeds the strike price. The market price exceeded the strike price at December 31, 2005 and an expense of $388,300 related to modified options was recorded for the year then ended. In the fourth quarter 2006 the previously recorded liability was reclassified to additional paid in capital and no further expense will be recorded in connection with these options. See note 1 regarding the reporting of this liability in previous 2006 quarters.

The options in the next 5 paragraphs relate to the above discussion.

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

-#-

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

On March 3, 2005 our Board of Directors granted to the Vice President, General Manager, Secretary and Director, Gary Clarkson, an option which vested immediately, to purchase 50,000 share of restricted common stock at a purchase price of $0.30 per share, exercisable prior to March 3, 2009. These options were granted to induce Mr. Clarkson to loan the company $25,000.

On April 29, 2005, our Board of Directors granted to the  Executive Vice President Chief Financial officer and Treasurer, Robert McMartin an option which vested immediately, to purchase 100,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. McMartin to loan the company $50,000 in conjunction with the Harman debt restructure.

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

-#-

On April 29, 2005, our Board of Directors granted to an unrelated party Bill Cowen an option which vested immediately, to purchase 20,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. Cowen to loan the company $10,000 in conjunction with the Harman debt restructure.

On April 29, 2005, our Board of Directors granted to an unrelated party Bill Gruwell an option which vested immediately, to purchase 40,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007. These options were granted to induce Mr. Gruwell to loan the company $20,000 in conjunction with the Harman debt restructure

On January 23, 2006, Jayson Russell Brentlinger converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised). Harman Pro North Company, an existing stockholder was issued 128,653 shares and an expense of approximately $126,000 was recorded on January 23, 2006 as part of the anti-dilution provision required by the Harman debt restructure.

On July 20, 2006, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin an option which vested immediately, to purchase 126,000 shares of restricted common stock at a purchase price of $0.56 per share, exercisable prior to July  20, 2011. These options were granted to induce Mr. McMartin to loan the company $63,000. An aggregate $27,500 of expense , determined based on the Company’s standard option valuation methodology, was recorded in connection with the options.

On October 12, 2006, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin on option which vested immediately, to purchase 140,000 shares of restricted common stock at a purchase price of $0.52 per share, exercisable prior to July  20, 2011. These options were granted to induce Mr. McMartin to loan the company $70,000. An aggregate $28,200 of expense , determined based on the Company’s standard option valuation methodology, was recorded in connection with the options.

10 .. BUILDING SALE

On May 30, 2006, we exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, we sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

11 .. INCOME TAXES

At December 31, deferred taxes represent the tax effect of temporary differences related to:

	2006	2005
Current deferred taxes:
Inventory cost capitalization	$68,900	$68,900
Inventory obsolescence reserve	715,200	763,800

-#-

Allowance for doubtful accounts	13,300	13,300
Warranty and other reserves	48,800	48,800
Accrued expenses	91,900	91,900
Variable option and debt conversion accruals	333,500	202,200
Deferred tax valuation allowance	(1,271,600)	(1,188,900)
Total	$0	$0

Non-current deferred taxes:
Goodwill amortization	($ 484,400)	($ 618,400)
Depreciation and amortization	(60,700)	(60,700)
Operating loss carry forward	3, 056 , 500	2,431,700
Federal general business credit carry forward	65,400	65,400
Deferred tax valuation allowance	(2, 576 , 800 )	(1,818,000)
Total	$0	$0

At December 31, 2006 and 2005, valuation allowances totaling $ 3 , 848 , 400 and $3,161,000 respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonably assured.  Net operating loss carryforwards of approximately $ 7,937 ,000, which will expire through 2024, are available for federal income tax purposes.

1 2 ..

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

We sell our products primarily through wholesale distributors and dealers.  We recognize revenue generally upon shipment of products to customers.  In 2006, one of our largest customers, Harris Corporation, accounted for approximately 17% of net sales.  In 2005, Harris accounted for approximately 23% of net sales.  Broadcast Supply Worldwide accounted for approximately 15% of our net sales for 2006, and 12% in 2005. Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.

International sales in 2006 and 2005 totaled $6,191,932 and $6,703,068, respectively, or approximately 49% and 44%, respectively, of our total sales during those years.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we require that all export sales be paid in U.S. currency. After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency. All other export sales are in U.S currency.  The primary reason for the decrease in international sales in 2006 was the modest increase the value of the US dollar over the Euro along with an overall reduced demand for our products internationally.

-#-

Our export sales by region are as follows:

Region	2006	%	2005	%
Europe	$3,505,631	57%	$3,900,907	58%
Pacific Rim	1,065,631	17	1,397,436	21
Latin and South America	890,408	14	846,475	13
Canada and Mexico	553,561	9	461,520	7
Other	176,701	3	96,730	1
Total	$6,191,932	100%	$6,703,068	100%

13 ..

EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan (the “Plan”) for the benefit of all employees who meet certain eligibility requirements.  The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant’s annual compensation.  Total annual contributions to a participant’s account may not exceed 25% of compensation.  Company contributions made to the Plan were $80,742 and $78,718 in 2006 and 2005, respectively.

On August 24, 2001, our Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001.  The plan is offered to substantially all employees, including officers.  Employees may purchase our common stock through payroll deductions not exceeding $250 per week.  A non-affiliated dealer on the open market purchases shares at the market price.  During 2006 and 2005, the plan purchased 17,453 and 10,934 shares of our common stock, respectively.

14 ..

 COMMITMENTS

We are obligated under employment agreements with three executives for an aggregate $349,000 annually through May 2010.

We are headquartered in Tempe, Arizona and our Northern California Research and Design Center is located in San Leandro, California.  In 2006, we consolidated our manufacturing facilities into our Tempe facility.  We operate primarily through two offices, our Orban office and our CRL office, and we generally refer to our company on the whole as “CRL.”

On September 25, 2006, we entered into a new office lease agreement in San Leandro which became effective on October 25, 2006 and has a term of 63 months.  The new office lease agreement replaces our larger Northern California Research and Design Center plant lease.  The initial base rent under the lease is $9,183 per month with incremental rent increases, approximately every 11 months, culminating in a monthly base rent of $10,335 during the final 11 months of the lease.  The rentable square feet of the premises is 7,782.

On November 14, 2005, we entered into a lease with an option to purchase industrial and corporate office facilities at 7970 S. Kyrene, Tempe, Arizona. The option to purchase is exercisable during the period from September 1, 2008 to January 31, 2010. The 60-month lease term commenced on February 1, 2006 with us being able to take early occupancy on January 16, 2006. We lease 36,300 square feet at a base monthly rental of approximately $23,595.  After the

-#-

initial year of the lease term, the monthly payments increase at a rate $0.02 per square foot annually.  We also have a 5 year option to renew at the market price after the initial lease term. The Company is responsible for the payments of (i) common area operating expenses (as defined), (ii) utilities, and (iii) Real Estate taxes.

Annual rent on the previous San Leandro and Tempe leased facilities was approximately $610,000.

On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4.  It is a month-to-month lease for approximately 750 square feet at approximately $2,700 a month.

The office facility in Permerand, Netherlands is a month-to-month lease for approximately 750 square feet for $1,430 a month. We took possession October 7, 2005.

On August 1, 2006, we entered into a lease agreement for offices at 920 Edison Avenue,  Suite 1,2,3 and 4,  Benton, Arkansas. The initial base rent under the lease is $4,000 per month for term of 48 months.  The rentable square feet of the premises is 6,000 square feet.

Rent expense for all locations amounted to $949,103 and $639,450 for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments relating to the above operating leases at December 31, 2006 are as follows:

Year	Amount
2007	$547,802
2008	470,336
2009	482,461
2010	474,689
2011	124,337
Thereafter	0
$2,099,625

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 22, 2007, the Company was notified that a majority of the partners of Altschuler Melvoin and Glasser, LLP (AM&G), including the lead audit partner for the Company, had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Company.  McGladrey & Pullen, LLP (M&P) was appointed as the Company’s new auditor.  The decision to engage M&P was approved by the Company’s general partners.

The audit report of AM&G on the consolidated financial statements of the Company as of and for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion. The opinion included an explanatory paragraph expressing uncertainty about the Company’s ability to continue as a going concern.

-#-

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, and through the date of this annual report, there were: (1) no disagreements between the Company and AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AM&G, would have caused AM&G to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the most recent fiscal year prior to 2006 and through the interim period ending January 22, 2007, the Company has not consulted with M&P regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Company’s former auditor, AM&G.

AM&G had, at the time it was initially appointed to be the Company’s auditor, a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and though which its partners provided non-audit services.  As a result of this arrangement, AM&G had no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G.

Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G’s relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

On January 22, 2007, the Company was notified that a majority of the partners of AM&G, including the lead audit partner for the Company, had become partners of McGladrey & Pullen, LLP (M&P) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Company.  M&P was appointed as the Company’s new auditor.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-QSB.  Fees for audit services provided by AM&G for the year ended December 31, 2005 amounted to $70,000 and fees for 2006 audit services to be provided by M&P are estimated at $76,000, but none had been incurred at December 31, 2006 for the year ended December 31, 2006.

Tax compliance services for 2006 and 2005 were provided by RSM for which fees amounted to $8,500 and $8,500, respectively.

During the years ended December 31, 2006 and 2005, M&P, AM&G, RSM and TBS did not perform any management consulting services for the Company.

-#-

In accordance with policies of the board of directors, all services provided by M&P, AM&G, TBS and RSM are required to be and have been pre-approved.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting. The Company attributes this material weakness to limited personnel resources. Though the Company has implemented levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

ITEM 8B .  OTHER INFORMATION

None.

-#-

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

Our directors, executive officers and key employees, and their ages as of March 31, 2007 are:

Name	Age	Positions
Charles Jayson Brentlinger	52	Chief Executive Officer, Chairman of the Board and President
Gary D. Clarkson	54	Secretary, Vice President and Director
Christopher M. Kampmeier	55	Director
Frank Iorio Jr.	57	Director
Robert A. Orban	61	Vice President, Chief Engineer and Director
Robert W. McMartin	45	Executive Vice President, Treasurer and Chief Financial Officer
Peter J. Lee	52	Vice President of Orban European Operations
Greg J. Ogonowski	51	Vice President of New Product Development
Patricia Humke	55	Vice President of Manufacturing
Rebecca Valdez	41	Vice President of Human Resources and Administration

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

-#-

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

Frank Iorio, Jr. was elected to the Board of Directors of Circuit Research Labs, Inc., on February 26, 2007, to fill an existing vacancy on the Board of Directors.   Mr. Iorio is currently the president of Iorio Broadcasting and the sole member of Radio Partners, LLC.  In his role as president of Iorio Broadcasting and sole member of Radio Partners, LLC, Mr. Iorio oversees the operations of six radio stations.  Mr. Iorio was appointed to the audit committee. Mr. Iorio’s term is set to expire at the Company’s next annual meeting. There is no arrangement for compensation or other benefit in connection with this appointment.

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

Involvement in Certain Legal Proceedings

To the best of the knowledge of the Company, none of the Company’s current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(d) of Regulation S-B.

-#-

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Directors, executive officers and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company is not aware of any reports that were not filed timely in 2006 except Robert McMartin Executive Vice President and Chief Financial Officer was awarded an option on each of July 20 and October 12 2006 to purchase an aggregate of 266,000 shares and has not yet filed a Form 4. In addition through the Company’s Employee Stock Purchase Plan, Mr. McMartin the  acquired 2,701 shares, Mr. Brentlinger, the Company’s Chairman and Chief Executive Officer acquired 2701 shares, Mr. Clarkson, the Company’s Secretary and Director acquired 2381 shares and Mrs. Humke, the Company’s Vice President of Manufacturing acquired 1,353 shares. Each individual has advised the Company he or she intends to file the required form in the near future. The Company believes that all other directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2006 fiscal year.

Code of Conduct and Ethics

The Company’s Board of Directors  is reviewing a Code of Business Conduct and Ethics applicable to all Company personnel. In addition, the Company’s Board has adopted a Supplemental Code of Ethics applicable to the Company’s Chairman of the Board (who, in that capacity, acts as the Company’s Chief Executive Officer) and the Company’s senior financial and accounting officers.  The Company believes that each code substantially conforms with the code of ethics required by the rules and regulations of the Securities and Exchange Commission. The Company will provide a copy of its Code of Business Conduct and Ethics and/or its Supplemental Code of Ethics upon request made by writing to the Company at its principal executive offices at 7970 South Kyrene Road, Tempe, Arizona 85284.

Procedures for Shareholder Recommendation of Nominees

The Board of Directors has adopted written procedures by which shareholders may nominate candidates for election as directors of the Company.  The Board has an unwritten policy under which the Board will consider candidates recommended by shareholders.  Any such nomination submitted to the Board must be in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board to assess his or her qualifications.  Nominations may be addressed to the chairman of the Board in care of the Secretary of the Company at the Company’s headquarters address listed on the first page of this document.

Audit Committee and Audit Committee Financial Expert

The Company maintains an Audit Committee of the Board of Directors, comprised of Fran Iorio and Christopher Kampmeier. The Company’s Board of Directors has determined that all

-#-

members of the Audit Committee are “independent” under the standards established by the Securities and Exchange Commission for members of audit committees. The Company’s Board has further determined that Mr. Kampmeier is the independent director who meets the qualifications of an “audit committee financial expert” in accordance with the rules and regulations promulgated by the Securities and Exchange Commission.

The following table sets forth information as to the compensation paid or accrued to our Chief Executive Officer and our two other most highly compensated officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charles Jayson Brentlinger, CEO and Chairman of the Board	2006	$175,564	$-0-	$-0-	$-0-	$-0-	$-0-	$103,061(1)	$278,625
Robert A. Orban, Vice President & Chief Engineer	2006	$320,083	$-0-	$-0-	$-0-	$-0-	$-0-	$5,991(2)	$326,074
Robert McMartin, Executive Vice President, Chief Financial Officer & Treasurer	2006	$185,998	$-0-	$-0-	$-0-	$-0-	$-0-	$18,196(3)	$204,194

(1)

Represents an expense and travel allowance paid to Mr. Brentlinger

(2)

Represents commissions earned on sales of Company products pursuant to Mr. Orban’s employment agreement with the Company.

(3) Represents car allowance and does not include the fees and expenses relating to loans provided to the Company from Mr. McMartin.  The fees and expenses relating to the loan payable to Mr. McMartin are more fully discussed below under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.”

Compensation of Directors

During the year ended December 31, 2006 our outside directors were not paid fees for attendance at board meetings.

-#-

Executive Officers

Robert W. McMartin has served as our Treasurer since January 2002, and was promoted to our Executive Vice President, Chief Financial Officer and Treasurer since June 2005. Prior to that Mr. McMartin was previously our Vice President and Chief Financial Officer since June 2001.  Prior to joining us, Mr. McMartin served as Direct of Finance for Fox Animation Studios, Inc. a division of the News Corp.  Mr. McMartin holds a B.S. in Finance from Westminster College and a Post Baccalaureate Certificate in Accountancy from Arizona State University.

Peter J. Lee has served as our acting Vice President of Orban European Operations since his appointment by the Executive Committee of the Board of Directors of Circuit Research Labs, Inc. on July 23, 2002. He joined our Company as a result of the Asset Sale and Purchase Agreement of Dialog4 on January 18, 2002.

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

Patricia Humke, VP of Manufacturing, is a manufacturing professional with over 30 years in Manufacturing.  Ms. Humke started her career with Motorola in 1972.  In 1975 she was hired as Manufacturing Engineer for Harris Corporation.  For 25 years, Humke advanced within the Harris organization holding progress position in the management of manufacturing.  She is recognized for implementing lean manufacturing techniques in Cambridge, England and Carlsbad, CA for Harris.  While holding the role of Quality Manager, Ms. Humke, lead the organization to achieving registration for ISO9000.  In 2002, Patricia Humke earned the title of Certified Production and Inventory Manager (CPIM).  This was awarded by the American Production, Inventory, and Control Society(APICS).  Humke joined CRL Systems/Orban in 2004 as Production Manager.  In 2005, she was promoted to Vice President.  Ms. Humke holds a Bachelor degree in Business Administration from Quincy University.

Outstanding equity awards at fiscal year-end

       The following table discloses certain information regarding outstanding equity awards at fiscal year end for each of the officers named in the Summary Compensation Table, as of December 31, 2006. The values contained in the table below have not been, and may never be,

-#-

realized. The options might never be exercised and the value, if any, will depend on the share price on the exercise date

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Jayson Brentlinger	1,365,000	0	0	$ 0.70	12/29/2009
President, Chief Executive
Officer and Chairman of the Board

Robert A. Orban	50,000	0	0	$ 0.70	12/29/2009
Vice President and
Chief Engineer

Robert McMartin	100,000	0	0	$ 0.45	4/29/2007
Executive Vice President	66,000	0	0	$ 0.30	3/3/2009
Chief Financial Officer	126,000	0	0	$ 0.56	7/20/2011
and Treasurer	140,000	0	0	$ 0.52	10/12/2011

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Employment Contracts

We have an employment agreement with our President, Chief Executive Officer and Chairman of the Board, Charles Jayson Brentlinger.  This agreement commenced on January 1, 2002, and continued through May 31, 2005. The agreement continues in effect after May 31, 2005 unless terminated by either party.  Pursuant to the agreement, Mr. Brentlinger will serve on

-#-

a full-time basis as our President and Chief Executive Officer.  The agreement provides that Mr. Brentlinger will receive an annual base salary of not less than $175,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

We have an employment agreement with our Vice President and Chief Engineer, Robert A. Orban.  The agreement is dated as of May 31, 2005, and has a five-year term, unless otherwise earlier terminated by either party.  Pursuant to this agreement, Mr. Orban is employed on a full-time basis as Chief Engineer of our wholly owned subsidiary, CRL Systems, Inc. doing business as Orban.  The agreement provides that Mr. Orban will receive an annual base salary of not less than $300,000.  The agreement includes provisions relating to other customary employee benefits, the confidentiality of our proprietary information and Mr. Orban’s assignment to Circuit Research Labs, Inc. of inventions conceived or developed by Mr. Orban during the term of the agreement.

We have an employment agreement with Greg J. Ogonowski, our Vice President of New Product Development.  This agreement commenced on January 1, 2002 and continued through May 31, 2005.  The agreement continues in effect after May 31, 2005 unless terminated by either party.  Pursuant to this agreement, Mr. Ogonowski will serve on a full-time basis as our Vice President of New Product Development.  The agreement provides that Mr. Ogonowski will receive an annual base salary of not less than $150,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

We have an employment agreement with our Executive Vice President, Chief Financial Officer and Treasurer, Robert McMartin.  This agreement commenced on June1, 2005, and continues through May 31, 2010 unless earlier terminated by the Company for cause.  The agreement will continue in effect after May 31, 2010 unless terminated by either party.  Pursuant to the agreement, Mr. McMartin will serve on a full-time basis as our Executive Vice President and Chief Financial Officer.  The agreement provides that Mr. McMartin will receive an annual base salary of not less than $175,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

We have an employment agreement with our Vice President of Manufacturing, Patricia Humke.  This agreement commenced on June 1, 2005, and continues through May 31, 2010 unless earlier terminated by the Company for cause.  The agreement will continue in effect after May 31, 2010 unless terminated by either party.  Pursuant to the agreement, Ms. Humke will serve on a full-time basis as our Vice President of Manufacturing.  The agreement provides that Ms. Humke will receive an annual base salary of not less than $99,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

We have an employment agreement with our Vice President of Administrative Operations and Human Resources, Rebecca Valdez.   This agreement commenced on June 1, 2005, and continues through May 31, 2010 unless terminated by the Company for cause.  The agreement will continue in effect after May 31, 2010 unless earlier terminated by either party.  Pursuant to the agreement, Ms. Valdez will serve on a full-time basis as our Vice President of Administrative Operations and Human Resources.  The agreement provides that Ms. Valdez will receive an annual base salary of not less than $75,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

-#-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 13 , 2007, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder.  Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of April 12, 2007 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Directors and Executive Officers:
Charles Jayson Brentlinger and C. Jayson BrentlingerFamily Limited Partnership(3)(4)	Common Stock	3,652,915	36.48%
Robert W. McMartin	Common Stock	555,692	6.12%
Gary D. Clarkson(6)	Common Stock	102,033	1.17%
Christopher M. Kampmeier	Common Stock	70,878	0.82%
Robert A. Orban(6)	Common Stock	66,600	0.77%
Greg J. Ogonowski	Common Stock	6,666	*
Patricia Humke	Common Stock	1,353	*
Rebecca Valdez	Common Stock	0	*
Frank Iorio Jr.	Common Stock	0	*
Peter J. Lee	Common Stock	0	*

All directors and executive officers as a group (8 persons)	Common Stock	6,778,881	63.68%

5% Holders:
Charles Jayson Brentlinger and C. Jayson Brentlinger Family Limited Partnership	Common Stock	3,652,915	36.48%
Jayson Russell	Common Stock	798,469	9.23%
Harman International, Inc.	Common Stock	1,638,468	19.00%
Dialog4 System Engineering GmbH(5)	Common Stock	1,143,000	14.50%
Cornelia Burkhardtsmaier(5)	Common Stock	1,143,000	14.50%
Friedrich Maier(5)	Common Stock	1,143,000	14.50%
Phillip T. Zeni, Sr.(6)	Common Stock	652,153	7.33%

Unless otherwise noted, the address of each person named in the table is 7970 South Kyrene Road , Tempe, Arizona 85284.

-#-

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

(2)

On the basis of 8,648,459 shares of common stock outstanding as of April 13, 2007.

(3)

Includes 1,365,005 shares subject to exercisable options granted to Mr. Brentlinger pursuant to the Stock Purchase Agreement that we entered into with him on June 23, 1999.  Under the Stock Purchase Agreement, we granted Mr. Brentlinger a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $1.25 per share.  This option was exercisable upon its grant, and expired on September 30, 2004. On December 29, 2004, our Board of Directors renewed an option to its President and Chief Executive Officer, Charles Jayson Brentlinger, to purchase 1,365,005 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009. No options have been exercised under this grant No options have been exercised under this grant.  On January 16, 2002, Mr. Brentlinger assigned 200,000 of these options to his father, Mr. Jayson Russell Brentlinger. Mr. Brentlinger has acquired an additional 565,005 options pursuant to anti-dilution modifications made to the Stock Purchase Agreement by the Board of Directors on May 15, 2001.  Such anti-dilution modifications are retroactive to June 23, 1999.

(4)

Mr. Brentlinger is deemed to have direct beneficial ownership of the shares owned by C. Jayson Brentlinger Family Limited Partnership based on his status as General Partner and Trustee of C. Jayson Brentlinger Family Limited Partnership.  The address of C. Jayson Brentlinger Family Limited Partnership is 7970 South Kyrene Road, Tempe, Arizona 85284.

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

-#-

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Management

On January 23, 2006, Jayson Russell Brentlinger, the father of the Company’s Chief Executive Officer, President and Chairman, converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised). Harman Pro North Company, an existing stockholder was issued 128,653 shares and an expense of approximately $126,000 was recorded on January 23, 2006 as part of the anti-dilution provision required by the Harman debt restructure.

On July 20, 2006, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin, an option which vested immediately, to purchase 126,000 shares of restricted common stock at a purchase price of $0.56 per share, exercisable prior to July  20, 2011. These options were granted to induce Mr. McMartin to loan the company $63,000.

On October 12, 2006, our Board of Directors granted to the Executive Vice President Chief Financial officer and Treasurer, Robert McMartin on option which vested immediately, to purchase 140,000 shares of restricted common stock at a purchase price of $0.52 per share, exercisable prior to July  20, 2011. These options were granted to induce Mr. McMartin to loan the company $70,000.

Interest expense on all stockholder loans for the years ended December 31, 2006 and 2005 was $228,606 and $119,950, respectively.

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

-#-

Director Independence

The Company’s Board of Directors has determined that all of the non-employee Directors (Mr. Kampmeier and Mr. Iorio) are “independent” under the special standards established by the Securities and Exchange Commission for small business issuers.

-#-

PART IV

ITEM 13.  EXHIBITS AND REPORTS

The following is a list of the consolidated financial statements of Circuit Research Labs, Inc. included at Item 7 of Part II of this Form 10-KSB.

Financial Statements:

-#-

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Altschuler, Melvoin and Glasser LLP (AM&G) had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed was provided by permanent full-time employees of AM&G.  Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G's relationship with TBS was replaced with a similar relationship with RSM. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.  Effective January 22, 2007, the Company was notified that a majority of the partners of AM&G, the Company’s auditor, had become partners of McGladrey and Pullen, LLP, (M&P) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor of the Company.  M&P was appointed as the Company’s new auditors as of January 27, 2007.

M&P’s services to the Company commenced in 2007 so there were no fees to M&P for the year ended December 31, 2006. Audit fees to be incurred in 2007 are estimated at $76,000. Aggregate fees for interim review services provided by the Company’s previous principal accounting firm, AM&G, to the Company for the year ended December 31, 2006, amounted to $31,500.  Aggregate fees for audit and interim review services provided by the Company’s previous principal accounting firm, AM&G, to the Company for the year ended December 31, 2005, amounted to $109,300. Additional audit related services provided by AM&G totaled $5,950 and $14,800 for 2006 and 2005.

Tax compliance services for 2006 and 2005 were provided by RSM, for which fees amounted to $8,500 each year.

For the years ended December 31, 2005, AM&G, RSM and TBS did not perform any management consulting services for the Company.  For the year ended December 31, 2006, M&P, AM&G and RSM did not perform any management consulting services for the Company.

-#-

Exhibit Index

Exhibit Number	Description
2.1(1)

Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company
3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.2 (3)	Bylaws of the Company
10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)
10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)
10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)
10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)
10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)
10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)
10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)
10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)
10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)
10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)
10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)
10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)

-#-

10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)
10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)
10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)
21.1	Subsidiaries of Circuit Research Labs, Inc. *
23.1	Consent of Altschuler, Melvoin and Glasser LLP (included on page 36 of this Report on Form 10-KSB).*
23.2	Consent of McGladrey & Pullen LLP (included on page 37 of this Report on Form 10-KSB)*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *
32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *
32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *

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

(6)

Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001.

(7)

Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

(8)

Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)

Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)

Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No 333-50920).

(11)

Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (333-126233).

(12)

Incorporated by reference to the Registrant’s Report on Form 8-K dated April 6, 2006.

-#-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2007.

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

Signature	Title	Date

/s/ C. Jayson Brentlinger C. Jayson Brentlinger	President, Chief Executive Officer and Chairman of the Board	April 16, 2007

/s/ Gary D. Clarkson Gary D. Clarkson	Vice President, Secretary and Director	April 16, 2007

/s/ Christopher M. Kampmeier Christopher M. Kampmeier	Director	April 16, 2007

_________________ Robert A. Orban	Vice President, Chief Engineer and Director	April 16, 2007
_______________ Frank Iorio Jr.	Director	April 16, 2007
/s/ Robert W. McMartin Robert W. McMartin	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	April 16, 2007

-#-

Exhibit Index

Exhibit Number	Description
2.1(1)

Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company
3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation
3.2 (3)	Bylaws of the Company
10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)
10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)
10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)
10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)
10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)
10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)
10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)
10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)
10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)
10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)
10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)
10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)

-#-

10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)
10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)
10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)
10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)
21.1	Subsidiaries of Circuit Research Labs, Inc. *.
23.1	Consent of Altschuler, Melvoin and Glasser LLP (included on page 36 of this Report on Form 10-KSB)*
23.2	Consent of McGladrey & Pullen LLP (included on page 37 of this Report on Form 10-KSB)*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *
32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *
32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *

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

(6)

Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001.

(7)

Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

(8)

Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)

Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)

Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No 333-50920).

(11)

Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (333-126233).

(12)

Incorporated by reference to the Registrant’s Report on Form 8-K dated April 6, 2006.

-#-