Form 10QSB
period 2007-03-31
CIRCUIT RESEARCH LABS INC
filed 2007-05-15
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each class of our common equity as of May 15, 2007 follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.10	8,648,459

Transitional Small Business Disclosure Format (check one):              Yes /_/

No /X/

-#-

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended March 31, 2007

Table of Contents

Page

PART I  -  FINANCIAL INFORMATION

1

ITEM  1.  FINANCIAL STATEMENTS

1

Consolidated Condensed Balance Sheets –

March 31, 2007 (unaudited) and December 31, 2006

1

Consolidated Condensed Statements of Operations –

Three Months ended March 31, 2007 and 2006 (unaudited)

3

Consolidated Condensed Statements of Cash Flows –

Three Months ended March 31, 2007 and 2006 (unaudited)

4

Notes to Consolidated Condensed Financial Statements

6

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

17

ITEM  3.  CONTROLS AND PROCEDURES

28

PART  II  -  OTHER INFORMATION

29

ITEM  2.  CHANGES IN SECURITIES

29

ITEM  5.  OTHER INFORMATION

29

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

30

SIGNATURE

31

-#-

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS:
Cash	$21,458	$30,125
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2007 and in 2006	1,016,783	830,571
Inventories	2,720,218	2,585,828
Other current assets	84,881	113,960
Total current assets	3,843,339	3,560,484

PROPERTY, PLANT AND EQUIPMENT - Net	224,794	264,684

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other	361,718	371,539
	6,893,396	6,903,217

TOTAL	$10,961,530	$10,728,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	1,949,163	1,510,620
Notes payable to stockholders	1,195,000	1,195,000
Current portion, notes payable, Harman	624,998	537,498
Current portion of other long-term debt	1,515,782	1,582,293
Accrued salaries and benefits	557,080	568,847
Customer deposits	914,433	534,407
Other accrued expenses and liabilities	407,748	333,110
Total current liabilities	7,164,204	6,261,775

LONG-TERM DEBT, LESS CURRENT PORTION	1,941,544	2,131,525
Total liabilities	9,105,748	8,393,300

-#-

CONSOLIDATED CONDENSED BALANCE SHEETS - continued	March 31,	December 31,
	2007	2006
	(unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 8,648,459 shares issued and outstanding at March 31, 2007 and December 31, 2006.	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(8,403,534)	(7,924,231)
Total stockholders’ equity	1,855,782	2,335,085
TOTAL	$10,961,530	$10,728,385

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

    Three months ended

	March 31,	March 31,
	2007	2006 (Restated)

NET SALES	$2,636,321	$2,812,749
COST OF GOODS SOLD	1,234,583	1,533,983
Gross profit	1,401,738	1,278,766

OPERATING EXPENSES
Selling, general and administrative	1,249,029	1,552,906
Research and development	502,368	469,825
Depreciation	22,624	24,218
Total operating expenses	1,774,021	2,046,949
INCOME (LOSS) FROM OPERATIONS	(372,283)	(768,183)

OTHER EXPENSE:
Convertible debt rights, other share-related, and other expenses	38,625	466,307
Interest	68,395	56,670
Total other expense	107,020	522,977

LOSS BEFORE INCOME TAXES	(479,303)	(1,291,160)

PROVISION FOR INCOME TAXES	0	0
NET LOSS	($479,303)	($1,291,160)
NET LOSS PER COMMON SHARE – BASIC AND
DILUTED	($0.05)	($0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and diluted	8,648,459	8,457,940

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006 (Restated)
OPERATING ACTIVITIES:
Net loss	($479,303)	($1,291,160)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	45,543	47,117
Expense for anti-dilution shares issued	0	126,080
Expense for options and convertible debt rights	0	382,031

Changes in assets and liabilities:
Accounts receivable	(186,212)	(6,613)
Inventories	(134,390)	(33,150)
Other assets	38,899	68,980
Accounts payable, accrued expenses and customer deposits	881,440	900,307
Net cash provided by operating activities	165,977	193,592

INVESTING ACTIVITIES:
Capital expenditures	(5,653)	(7,569)
Net cash used in investing activities	(5,653)	(7,569)

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders		595,000
Principal payments on notes payable to stockholders	(5,000)	(50,000)
Principal payments on long-term debt	(163,991)	(726,481)
Net cash used in financing activities	(168,991)	(181,481)

NET INCREASE (DECREASE) IN CASH	(8,667)	4,542

CASH AT BEGINNING OF PERIOD	30,125	137,743

CASH AT END OF PERIOD	$21,458	$142,285

See accompanying notes to consolidated condensed financial statements.

-#-

(continued)

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, March 31,
	2007	2006

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 18,367	$ 68,880

Supplemental schedule of non-cash financing activities:

Cashless option exercise	$ 0	$ 60,000

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of March 31, 2007, the Consolidated Condensed Statements of Operations for the three months ended March 31, 2007 and 2006, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Quarter ended March 31, 2006 restatement

The net loss for the quarter ended March 31, 2006 has been restated for an adjustment related to the reclassification of a $388,300 liability for intrinsic value-measured options to additional paid in capital that had previously been reflected as a reduction in selling, general and administrative expense. The amount for the quarter ended March 31, 2006 was $211,800 and an increase in expense of $176,500 for the quarter ended June 30, 2006. The adjustment was previously described reported in the Company’s Form 10-KSB for the year ended December 31, 2006. There was no restatement of the net loss for the year ended December 31, 2006.

A summary of the restatement follows:

Net loss, quarter ended March 31, 2006 as previously reported

           $(1,079,360)

Increase in selling general and administrative expense

for reclassification of reduction

of liability to additional paid in capital

   (211,800)

Net loss, quarter ended March 31, 2006 as restated

           $(1,291,160)

2.      Significant Accounting Policies are as follows:

a.     Net loss per share

-#-

In calculating net loss per share for the three months ended March 31, 2007, the effects of 2,341,000 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive.  For the three months ended March 31, 2006, the effects of 2,341,000 shares relating to options to purchase common stock were not used for computing dilutive earnings per share because the results would be anti-dilutive. Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.

-#-

Earnings (loss) per shares is calculated as follows:

	Three Months Ended March 31,
	2007	2006 (Restated)
Numerator
Net loss	($479,303)	($1,291,160)

Denominator
Weighted average number of shares outstanding	8,648,459	8,457,940

Basic and diluted loss per share	($0.05)	($0.15)

b.         New accounting pronouncements

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

 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are evaluating the impact of this new statement on our financial statements

-#-

c.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables and cash balances in excess of FDIC limits.

At March 31, 2007, the Company had trade receivables due from three customers which represented an aggregate of approximately 46% of the receivable balance.  At March 31, 2006, the Company had trade receivables due from three customers representing approximately 34% of the receivable balance.

d.

Income taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative- effect adjustment recorded to the beginning balance or retained earnings. The adoption of FIN 48 did not have a material impact on our loss from continuing operation, net loss, or earnings per share.

The Company currently has not developed a policy on classification of interest and penalties. The Company has no unrecognized tax benefits, accrued interest, or penalties as of the date of adoption. The Company has no tax positions at the date of adoption in which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within one year of the adoption of FIN 48. Tax years 2004 through 2006 remain subject to examination by major tax jurisdictions upon the adoption of FIN 48.

-#-

3.

INVENTORIES

 Inventories consist of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Raw materials and supplies	$3,104,490	$2,966,964
Work in process	974,805	933,132
Finished goods	429,020	473,829
Total	4,508,315	4,373,925
Less obsolescence reserve	(1,788,097)	(1,788,097)
Inventories, net	$2,720,218	$2,585,828

4.

LONG-TERM DEBT

Long term-debt consists of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	27,367	27,367
Dialog4 Engineering GmbH (see Note 6)	252,720	273,780
Solectron GmbH see (Note 6)	227,107	227,107
Harman see (Note 5)	2,302,530	2,340,030
Harman accumulated interest, long-term portion	255,171	266,871
Note payable to private investor	200,000	200,000
Vendor notes	583,838	677,569
Employee note	53,592	58,592
Total long-term debt	4,082,325	4,251,316
Less current portion Harman and others	2,140,781	2,119,791
Total long-term debt, less current portion	$1,941,544	$2,131,525

Scheduled principal payments due within one year aggregate $2,165,479 as of March 31, 2007. Non-current maturities at March 31, 2007 include $108,749 of future interest due to Harman (Note 5).

-#-

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

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of March 31, 2007, $27,367 is the balance of the note, of which the Company is able to offset $20,789 it has recorded in accounts receivable.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2006, the Company converted approximately $992,000 and for the three months ended March 31, 2007 the company converted another $41,000. As of March 31, 2007, the unpaid portion of all notes payable is $583,838. Interest rates on converted notes range from 0% to 8% and payment periods range from less than one to two years.

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

5.

NOTES PAYABLE

Notes payable to stockholders aggregate $1,195,000 at March 31, 2007 and December 31, 2006.

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

On October 4, 2004, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is negotiating with Mr. Brentlinger concerning the terms of repayment and the possibility of converting the note into preferred or common stock of the Company. C. Jayson Brentlinger President and CEO has signed a repayment guarantee under the Note. As of March 31, 2007, the Company is 11 months in arrears totaling $65,440. The Company will perform its best efforts to eliminate the arrearage during the remainder of 2007.

-#-

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger through March 31, 2007 had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100 par value per share. The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share. C. Jayson Brentlinger president, CEO and Chairman has signed a repayment guarantee under the Note. In the quarter ended March 31, 2006, the Company recorded an expense of $328,312 associated with the conversion right.  The expense was determined by using the Black Scholes method to value the conversion option.

As of March 31, 2007, the Company is 19 months in arrears totaling $125,910. The Company will perform its best efforts to eliminate the arrearage during the remainder of 2007.

On January 18, 2006 Mr. McMartin, the Company’s Executive Vice President and Chief Financial Officer, loaned the Company $100,000 represented by a promissory note at a rate 21% per annum. The note was due January 31, 2006 and now bears interest at a rate of 25% per annum until paid. The remaining balance as of March 31, 2007 is $34,000.

On February 1, 2006 Mr. Clarkson, the Company’s Vice President and General Manager loaned the Company $20,000 represented by a promissory note at a rate 21% per annum. The note was due February 14, 2006 and now bears interest at a rate of 25% per annum until paid. The remaining balance as of March 31, 2007 is $20,000.

The previous two obligations are included in long term debt.

Interest expense on all stockholder loans for the three months ended March 31, 2007 was missing JRB interest $38,247.

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

-#-

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

The remaining $3,227,530 of indebtedness, after giving effect to the transactions described above, is evidenced by a new note, secured by a security interest covering all of the Company’s assets, that (i) renews and extends (but does not extinguish) the indebtedness owed to Harman, and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final principal payment is due September, 2009.  The Company is required to make monthly principal payments of $37,500 through September 2007; $41,666 commencing in October 2007 through September 2008 and $118,961 commencing in October 2008 through September 2009.

-#-

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

In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation.  Accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.  As of March 31, 2007, the Company is four months in arrears. The Company will perform its best efforts to eliminate the arrearage during the remainder of 2007.

6.

DIALOG4

Dialog4 was a German Corporation that produced products within the Company’s industry, including its Codec line of products. The Company purchased the assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction which were submitted to arbitration in Germany. The disputes have all been resolved as discussed below.

On October 8, 2004, the Company learned that an Arbiter had awarded Dialog4 approximately $1.0 million. The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4, to $1,393,000. The increase of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.  Dialog4 filed an action in the U.S. District Court for the District of Arizona (the Arizona Litigation) to enforce the arbitration award.

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

-#-

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

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible. This obligation now in the amount of $227,107 was a result of claims originating between Solectron and Dialog4.  As of March 31, 2007, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a repayment guarantee under the revised settlement agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

7. STOCK OPTIONS AND STOCK-BASED COMPENSATION

All options that have been issued vest and are expensed  immediately.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period, plus one year. The intrinsic value of all options outstanding aggregated  $0 and $370,500 and March 31, 2007 and 2006.

During the three months ended March 31, 2007 and 2006, there were no options issued, none exercised (except as discussed in the next paragraph) and none lapsed.

On December 29, 2004, the company modified the strike price of the 1,765,000 options to $0.70 per share and extended the expiration date to December 29, 2009. On that date the modified strike price exceeded the market price. Also on that date, we had not adopted 123R and accordingly reported the treatment of the options under Financial Accounting Standards Board Interpretation 44, pursuant to which stock compensation expense is recorded when the strike price for the options is less than the market price of the underlying shares. Through December 2005, each quarter we adjusted the option expense when the market price of the underlying shares exceeds the strike price. The market price exceeded the strike price at December 31, 2005 and cumulative expense of $388,300 related to modified options had been recorded. Effective January 2006, quarterly adjustments were discontinued and the previously recorded $388,300 liability was reclassified to additional paid in capital

On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless

-#-

exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised).

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

We currently have a backlog of orders totaling approximately $3.5 million.

Recent Developments

On April 12, 2007, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $120,000 to cover some short term obligations. The loan bears interest at 11.5% per annum and was initially due April 19, 2007. On May 2, 2007, Mr. Brentlinger agreed to extend the maturity date to September 19, 2007.

-#-

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

-#-

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	For the Three Months Ended
	March 31,
	2007	2006 (Restated)
Revenues:
Net sales	$2,636,321	$2,812,749
Other income	0	0
Total revenues	$2,636,321	$2,812,749
Gross profit on net sales	$1,401,738	$1,278,766
Gross profit margin	53%	45%
Net cash provided by operating activities	$165,977	$193,592
Net cash used in investing activities	($5,653)	($7,569)
Net cash used in financing activities	($168,991)	($181,481)
Net loss	($479,303)	($1,291,160)
Net loss as a percent of net sales	(18%)	(46%)
Loss per share – basic and diluted	($0.05)	($0.15)

Three Months Ended March 31, 2007 Compared To The Three Months Ended March 31, 2006

Net Sales.  Net sales during the three months ended March 31, 2007 were $2.6 million compared to $2.8 million during the comparable period in 2006, reflecting a decrease of 6% caused by the manufacturing consolidation. We currently have a backlog of approximately $3.5 million and have begun to increase our capacity by extending our production hours and paying overtime. Ramping up along with training has slowed our ability be more responsive to our customers demand for our products while increasing our efficiencies.

Gross Profit.   Gross profit was 53% of net sales for the three months ended March 31, 2007 compared to 45% for the same period in 2006.  The increase in gross profit is due in part to the reduction in occupancy costs associated with manufacturing overhead due to the consolidation and the transition from manufacturing in San Leandro, California to manufacturing in Tempe, Arizona.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2007 was $1,249,000, a decrease of 17% compared to $1,552,906 for the first quarter of 2006.  As a percentage of net sales, SG&A was 47% for the three months ended March 31, 2007 as compared to 55% for the same period in 2006.  Included in the $1,552,906 expense reported for March 31, 2006, was approximately $116,000 in one-time charges related to moving expenses. The decrease in SG&A expense is due primarily to the reduction in accrued variable option expense of $211,800 recorded for three months ended March 31, 2006, caused by the decrease in the Company’s stock price by $0.12 per share during the same period. Excluding the accrued variable option

-#-

expense associated with the repriced options, SG&A would have been $1,499,000, reflecting a decrease of 20% compared to the first quarter of 2007.

Research and Development.  Research and development expense was $502,000 for the three months ended March 31, 2007, an increase of 7% compared to $470,000 for the same period in 2006.  The increase resulted primarily from an increase in outside consulting fees and licensing associated with our software development for our PC based products.

Other Expense.   Other expense, net for the three months ended March 31, 2007 was $107,000 of which $68,000 represents interest expense. Other expense, net for the three months ended March 31, 2006 was $523,000, of which $57,000 represented interest expense and $466,000 is primarily expense associated with issuing convertible debt and shares issued under Harman’s anti-dilution rights.

Net Loss. Net loss was $479,303 for the three months ended March 31, 2007 compared to a net loss of $1,291,160 for the same period in 2006.  The decrease in net loss is primarily a result of decreased manufacturing costs associated with our Company’s consolidating its manufacturing into its new corporate headquarters, and also $466,000 associated with issuing convertible debt.

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

We generated a net loss of $2,163,513 for the year ended December 31, 2006 compared to a net income of $2,583,906 reported in 2005. In 2006 , we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were $12,677,000 for the year ended December 31, 2006 compared to $15,190,000 for same period in 2005 representing a decrease of 16%.  The decrease was primarily a result of production down-time due to the move, along with experiencing long lead times for components associated with the implementation of a European Union (EU) directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

-#-

We had negative working capital of approximately $3.3 million at March 31, 3007, and the ratio of current assets to current liabilities was .54 to 1. At December 31, 2006, we had negative working capital of approximately $2.7 million and a current ratio of .57 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

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

In April 2005, Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of our common stock, which shares Harman then sold to our President and Chief Executive Officer for $1,000,000.   Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note is limited to a security interest in the shares purchased.

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

-#-

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

Working capital generated from 2007 operations will be used to service our commitments as detailed above, excluding our obligations to Harman and Dialog4.  The Company will need to generate enough cash flow to pay for the move and the consolidation of our U.S based manufacturing.  Any excess working capital generated from 2007 operations will be applied to expand our business operations or for general working capital purposes. The terms of the Harman debt restrict our ability to obtain financing for these types of expansion expenditures, as well as financing for other purposes.  Accordingly, our ability to expand will primarily depend on our ability to generate sufficient working capital from operations.  We will closely monitor our working capital in 2007 as we evaluate any expenditure related to expansion.

Accounts receivable were $1,017,000 at March 31, 2007 compared to $831,000 at December 31, 2006 representing a net increase of $186,000 or 22%.  The increase is primarily due to increased sales in the month of March 2007.

Total inventories were $2,720,000 at March 31, 2007 compared to total inventories of $2,586,000 at December 31, 2006.  The increase of $134,000 or 5% is due in part to an increase in raw materials and work in process to reduce our backlog.

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

For the year ending December 31, 2007, our principal working capital requirements will be the payment of normal recurring operating costs along with reducing our debt.  Management believes that these requirements can be met from the operating cash flows.

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

-#-

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

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 2,287,915 shares of our common stock and controls options (held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares.  Based on a total of 8,648,459 shares of our common stock issued and outstanding as of May 15, 2007, if Mr. Brentlinger’s family limited partnership exercises all of its options he will own of record and beneficially approximately 36.48% of our issued and outstanding shares.  This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

-#-

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

While our independent auditors expressed an unqualified opinion on the financial statements, our independent auditors did include an explanatory paragraph indicating that there is substantial doubt about

-#-

our ability as a going concern due to our working capital deficit and 2006 net loss.  Our ability to continue as an operating entity currently depends, in large measure, upon the willingness of several of our lenders to forebear from declaring indebtedness in default and/or pursuing remedies to collect debt which might go into default.  In light of this situation, it is not likely that we will be able to raise equity or debt capital to repay or restructure our existing debt.  While we intend to continue to seek ways to continue to operate and to discuss possible debt restructurings, we do not at this time have commitments or agreements from any of our creditors to restructure any indebtedness.  Our financial condition and the “going concern” emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

Dated: May 15, 2007

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