Form 10QSB
period 2007-06-30
CIRCUIT RESEARCH LABS INC
filed 2007-08-14
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). .     Yes ☐      No ☒

The number of shares outstanding of each class of our common equity as of August 14, 2007 is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

8,648,459

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended June 30, 2007

Table of Contents

Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2007 (unaudited) and December 31, 2006

3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months ended June 30, 2007 and 2006 (unaudited)

5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2007 and 2006 (unaudited)

6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

19

ITEM 3.  CONTROLS AND PROCEDURES.

30

PART  II  -  OTHER INFORMATION

32

ITEM 2.   CHANGES IN SECURITIES

32

ITEM 5.  OTHER  INFORMATION

32

ITEM 6.  EXHIBITS

33

SIGNATURES

34

-#-

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS:
Cash	$ 9,125	$ 30,125
Accounts receivable, trade, net of allowance for doubtful accounts of $33,361 in 2007 and 2006	1,202,528	830,571
Inventories - Net	2,886,420	2,585,828
Other current assets	113,732	113,960
Total current assets	4,211,805	3,560,484

PROPERTY, PLANT AND EQUIPMENT - Net	180,927	264,684

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other	354,648	371,539
	6,886,326	6,903,217

TOTAL	$11,279,058	$10,728,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,116,784	$ 1,510,620
Notes payable to stockholders	1,315,000	1,195,000
Current portion, notes payable, Harman	712,498	537,498
Current portion of other long-term debt	1,036,671	1,582,293
Accrued salaries and benefits	588,130	568,847
Customer deposits	624,778	534,407
Other accrued expenses and liabilities	637,551	333,110
Total current liabilities	7,031,412	6,261,775

LONG-TERM DEBT, LESS CURRENT PORTION	1,949,010	2,131,525
Total liabilities	8,980,422	8,393,300

See accompanying notes to consolidated condensed financial statements

-#-

(continued)

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - continued	June 30,	December 31,
	2007	2006
	(unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, $100 par value – authorized, 500,000 shares, None issued
Common stock, $.10 par value – authorized, 20,000,000 shares, 8,648,459 shares issued and outstanding at June 30, 2007 and December 31, 2006.	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(7,960,680)	(7,924,231)
Total stockholders’ equity	2,298,636	2,335,085
TOTAL	$11,279,058	$10,728,385

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET SALES	$3,276,317	$3,852,356	$5,912,638	$6,665,104
COST OF GOODS SOLD	1,083,062	1,245,678	2,317,645	2,779,660
Gross profit	2,193,255	2,606,678	3,594,993	3,885,444

OPERATING EXPENSES:
Selling, general and administrative	1,197,026	1,305,851	2,446,055	2,646,957
Research and development	460,535	413,460	962,903	883,285
Depreciation	20,968	22,796	43,592	47,014
Total operating expenses	1,678,529	1,742,107	3,452,550	3,577,256
INCOME FROM OPERATIONS	514,726	864,571	142,443	308,188

OTHER (INCOME) EXPENSE
Convertible debt rights, other share related expense and other expense (income)	14,505	(42,840)	53,130	423,467
Interest expense	57,367	61,436	125,762	118,106
Total other (income) expense	71,872	18,596	178,892	541,573

INCOME (LOSS ) BEFORE INCOME TAXES	442,854	845,975	(36,449)	(233,385)

PROVISION FOR INCOME TAXES	0	0	0	0
NET INCOME (LOSS)	$442,854	$845,975	($36,449)	($233,385)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.05	$0.10	$0.00	($0.03)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.04	$0.08	$0.00	($0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	8,648,459	8,623,470	8,648,459	8,541,609
Diluted	11,668,961	11,264,863	8,648,459	8,541,609

See accompanying notes to consolidated condensed financial statements

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net Income (Loss)	(36,449)	($233,385)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Depreciation and amortization	89,390	92,813
Expense for anti-dilution shares issued	-	126,080
Expense for options and convertible debt rights	-	382,031
Reduction in variable option accrual	-	(388,300)
Gain on sale of building	-	(131,610)

Changes in assets and liabilities:
Accounts receivable	(371,957)	(509,108)
Inventories	(300,592)	(200,566)
Current and other assets	17,119	67,323
Accounts payable and accrued expenses	1,020,259	898,719
Net cash provided by operating activities	417,770	103,997

INVESTING ACTIVITIES:
Capital expenditures	(5,633)	(15,793)
Deposit for the purchase of building	-	(10,000)
Proceeds from sale of building	-	170,068
Net cash provided by (used in) investing activities	(5,633)	144,275

FINANCING ACTIVITIES:
Proceeds from stockholder advances	120,000	595,000
Repayment of stockholder advances	(58,592)	(54,000)
Principal payments on long-term debt	(494,545)	(895,175)
Net cash used in financing activities	(433,137)	(354,175)

NET DECREASE IN CASH	(21,000)	(105,903)

CASH AT BEGINNING OF PERIOD	30,125	137,743

CASH AT END OF PERIOD	$9,125	$31,840

See accompanying notes to consolidated condensed financial statements.

-#-

(continued)

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Month Ended
	June 30,
	2007	2006

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$ 63,082	$ 146,828

Supplemental schedule of non-cash financing activities:

Cashless option exercise	$ 0	$ 60,000

See accompanying notes to consolidated condensed financial statements.

-#-

CIRCUIT RESEARCH LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of June 30, 2007 and the Consolidated Condensed Statements of Operations for the three and six  months ended June 30, 2007 and 2006 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared without audit.

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

In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement the financial position, cash flows and results of operations for such interim periods.  Net operating results for the interim period ended June 30, 2007  may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

2.

Significant Accounting Policies are as follows:

a.

Net income (loss) per share

For three months ended June 30, 2007, the effects of 2,131,000 shares relating to options to purchase common stock and 266,667 shares issuable in the event of conversion of issued and outstanding convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the option price was greater than the market price. In calculating net loss per share for the six months ended June 30, 2007, the effects of 2,247,000 shares relating to options to purchase common stock and the 266,667 shares related to outstanding convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the results would be anti-dilutive.

For three months ended June 30, 2006, the effects of 2,341,000 shares relating to options to purchase common stock and 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share using the treasury stock method. In calculating net loss per share for the six months ended June 30, 2006, the effects of 2,341,000 shares relating to options to purchase common stock and the 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the results would be anti-dilutive.   Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual

-#-

presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006
Numerator
Net Income (loss)	$442,854	$845,975	($36,449)	($233,385)

Denominator
Weighted average shares – basic	8,648,459	8,623,470	8,648,459	8,541,609
Weighted average shares – diluted	11,668,961	11,264,863	8,648,459	8,541,609

Basic income (loss) per share	$0.05	$0.10	($0.00)	($0.03)
Diluted income (loss) per share	$0.04	$0.08	($0.00)	($0.03)

b.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will have a material effect on our Consolidated Condensed Financial Statements.

 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our Consolidated Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types

-#-

of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are evaluating the impact of this new statement on our consolidated condensed financial statements.

c.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables and cash balances in excess of FDIC limits.

At June 30, 2007, the Company had trade receivables due from three customers which represented an aggregate of approximately 49% of the receivable balance.  At June 30, 2006, the Company had trade receivables due from two customers representing approximately 34% of the receivable balance.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative- effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on our loss from continuing operation, net loss, or earnings per share.

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

-#-

3.

Inventories

Inventories consist of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Raw materials and supplies	$3,119,777	$2,966,964
Work in process	1,103,472	933,132
Finished goods	451,268	473,829
Total	4,674,517	4,373,925
Less obsolescence reserve	(1,788,097)	(1,788,097)
Inventories, net	$2,886,420	$2,585,828

4.         Long-term debt

 Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	25,867	27,367
Dialog4 Engineering GmbH (Note 6)	231,660	273,780
Solectron GmbH see (Note 6)	227,107	227,107
Harman (Note 5)	2,265,030	2,340,030
Harman accumulated interest, long-term portion	69,058	266,871
Note payable to private investor	200,000	200,000
Vendor notes	499,457	677,569
Employee notes	0	58,592
Total long-term debt	3,698,179	4,251,316
Less current portion Harman and others	1,749,169	2,119,791
Total long-term debt, less current portion	$1,949,010	$2,131,525

-#-

Scheduled principal payments due within one year aggregate $1,680,111 as of June 30, 2007. Non-current maturities at June 30, 2007 include $69,058 of future interest due to Harman (Note 5).

In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to an unrelated stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5% per annum.  The Company signed a new promissory note to replace the original note on August 3, 2004, which took effect August 1, 2004, for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004. In the event an interest payment is not received before the 16th of the month, the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.  On June 5, 2007, the Company signed an amendment to the note extending the maturity date to January 31, 2009, while keeping all of the other provision the same.

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350. The remaining unpaid purchase price is being offset by periodic product purchases by the lender. As of June 30, 2007, $25,867 is the balance of the note, of which the Company is able to offset $20,789 it has recorded in accounts receivable.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903. In 2006, the Company converted approximately $992,000 of trade payables and for the six months ended June 30, 2007 the company converted another $41,000. As of June 30, 2007, the unpaid portion of all notes payable is $499,457. Interest rates on converted notes range from 0% to 8% and payment periods range from less than one to two years.

On October 12, 2005, a private investor, who is not related to the Company or any of its executives, loaned the Company $200,000 evidenced by a promissory note with an interest rate of 11% per annum. The note matures October 12, 2010 and has interest-only payments payable monthly. At anytime on or before the maturity date, the holder of the note may convert the note into restricted shares of common stock for $0.75 per share. On the date of issuance, the conversation price was higher than the closing price of the common stock. The Company immediately expensed $117,096 related to the conversion right.

5.

Notes payable

Notes payable to stockholders aggregated $1,315,000 and $1,195,000 at June 30, 2007 and December 31, 2006, respectively.

During June 2003, two stockholders, unrelated to the Company or any executives of the Company, loaned the Company $10,000 and $20,000, pursuant to one-year notes accruing interest at 9.0% per annum. Both notes were due and payable with interest in June 2004.  As previously agreed, in the second quarter of 2005, the Company issued options to the lenders to purchase an aggregate of 60,000 shares of common stock of the Company at a purchase price of $0.45 per share. The proceeds from these notes were used to reduce accrued and unpaid interest owed to Harman. The two non-related stockholders verbally agreed to extend the loans and the Company continued to accrue interest under the loans.  Upon the request of one of the stockholders, on October 21, 2005, the Company repaid the principal amount of $10,000 together with the accrued interest of $2,140.

On October 4, 2004, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure. The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is

-#-

negotiating with Mr. Brentlinger concerning the terms of repayment and the possibility of converting the note into preferred or common stock of the Company. C. Jayson Brentlinger President and CEO has guaranteed the repayment of the Note. As of June 30, 2007, the Company is 13 months in arrears in making payments under the Note. The arrearage totals as of June 30, 2007 are $90,460. The Company intends to perform its best efforts to eliminate the arrearage during the remainder of 2007.

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger through March 31, 2007 had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100 par value per share. The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share. C. Jayson Brentlinger president, CEO and Chairman has guaranteed the repayment of the Note. In the quarter ended March 31, 2006, the Company recorded an expense of $328,312 associated with the conversion right.  The expense was determined by using the Black Scholes method to value the conversion option.

On April 12, 2007, Jayson Russell Brentlinger loaned the Company $120,000 to cover some short term obligations. The loan bears interest at 11.5% per annum and was initially due April 19, 2007. On May 2, 2007, Mr. Brentlinger agreed to extend the maturity date to September 19, 2007.

As of June 30, 2007, the Company is in arrears in making interest payments under all three notes totaling $152,623.

On January 18, 2006 Mr. Robert McMartin, the Company’s Executive Vice President and Chief Financial Officer, loaned the Company $100,000. The interest rate was 21% per annum, which increased to 25% after January 31, 2006 when the note was due. The note was paid in full on June 22, 2007.

On February 1, 2006 Mr. Clarkson, the Company’s Vice President and General Manager loaned the Company $20,000. The interest rate was 21% per annum, which increased to 25% after February 14, 2006 when the note was due. The note was paid in full on June 22, 2007.

-#-

 Harman

In 2000, the Company acquired the assets of Orban, Inc., which was then a wholly-owned subsidiary of Harman International, Inc. including the rights to the name “Orban.”  The purchase price was paid partially in cash and partially by issuing notes payable to Harman.

In October, 2004, the Company executed a letter agreement with Harman, whereby the Company’s indebtedness, then in an amount of almost $8.5 million plus $1.0 million of accrued but unpaid interest, would be restructured, subject to certain conditions, including the execution by the parties of definitive documents.  These documents were executed in April  2005.

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

•

In April 2005, Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which Harman then sold to the Company’s President and Chief Executive Officer for $1,000,000.  Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note was limited to a security interest in the shares purchased.

•

In April 2005, Harman exchanged an additional $2,400,000 of indebtedness for 19% of the Company’s outstanding common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This issuance included an anti-dilution provision, which entitled Harman to receive additional shares to maintain the stock ownership as a consequence of   any shares that are issued as a result of exercise of options in existence on the date of the restructure. This could result in the issuance of 738,860 additional shares to Harman, if all currently outstanding options are exercised. Harman has no right to acquire additional shares as the result of new share issuances occurring after the date of the restructure except as a consequence of option exercises.  C. Jayson Brentlinger,

-#-

president, CEO and Chairman has signed a personal guarantee under the Note and under the Harman Agreement.

The remaining $3,227,530 of indebtedness, after giving effect to the transactions described above, is evidenced by a note, secured by a security interest covering all of the Company’s assets, that (i) renews and extends (but does not extinguish) the indebtedness owed to Harman, and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five year period, and the final principal payment is due in September, 2009.  The Company is required to make monthly principal payments of $37,500 through September 2007; $41,666 commencing in October 2007 through September 2008 and $118,961 commencing in October 2008 through September 2009.

In summary, Harman waived $935,000 of unpaid interest, and was issued approximately 3,613,000 shares of the Company’s common stock to reduce the Company’s principal obligation by approximately $4,255,000. This $5,113,000 debt reduction has been recorded as a $361,000 increase to paid-in capital, a $2,710,000 increase to additional paid-in capital and a $2,119,000 gain on debt restructure.  A per share fair value of $0.85 was used to measure the gain, which was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was executed.

The debt restructure reduced the Company’s annual debt service to Harman initially by approximately $824,000 a year.  In addition, the restructured debt is a long-term obligation, compared to the demand note status of the previous debt.

In recording the restructure, the obligation to Harman for unpaid interest was not eliminated, but was reduced to equal the aggregate future 6.0% interest payments scheduled under the restructured obligation.  Accordingly, no additional interest expense will be recorded while the restructured obligation is outstanding.  As of June 30, 2007, the Company is six months in arrears.

On July 13, 2007, the Company entered into a definitive agreement with Harman whereby the Company repurchased the shares of its common stock and two promissory notes. See Note 9 of “Notes to Consolidated Condensed Financial Statements.”

-#-

6.

DIALOG4 System Engineering, GmbH (“Dialog4”)

Dialog4 was a German corporation that produced products within the Company’s industry, including its Codec line of products. The Company purchased the assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction which were submitted to arbitration in Germany. As previously reported, Dialog4 prevailed in the arbitration and was awarded approximately $1,393,000.

In March 2005, the Company and Dialog4 agreed upon settlement terms for all disputes between them. The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006. The Company also filed with the SEC a registration statement under the Securities Act covering sales by Dialog4 of the 1,250,000 shares of stock issued in 2002 as partial payment of the purchase price.  C. Jayson Brentlinger president, CEO and Chairman had signed a personal guarantee under the Note.

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company. Mr. Burkhardtsmaier agreed to resign from the Board of Directors, and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months. The Company is current and the remaining balance as of June 30, 2007 is $231,660.

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

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible. This obligation now in the amount of $227,107 was a result of claims originating between Solectron and Dialog4.  As of June 30, 2007, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest. Charles Jayson Brentlinger, President and CEO of the Company has also signed a payment guarantee under the revised settlement agreement. The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee. The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

-#-

7.

Stock options and stock based compensation

All options that have been issued were vested when issued and are expensed immediately upon issuance.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period, plus one year. The intrinsic value of all options outstanding aggregated $0 and $370,500 at June 30, 2007 and 2006, respectively.

During the three and six months ended June 30, 2007 and 2006, there were no options issued and none exercised (except as discussed in the next paragraph). 360,000 options lapsed during the three months ended June 30, 2007. None had lapsed prior.

On December 29, 2004, the Company modified the strike price of the 1,765,000 options to $0.70 per share and extended the expiration date to December 29, 2009. On that date, the modified strike price exceeded the market price. Also on that date, we had not adopted FASB Statement 123R and, accordingly, reported the treatment of the options under Financial Accounting Standards Board Interpretation 44, pursuant to which stock compensation expense is recorded when the strike price for the options is less than the market price of the underlying shares. Through December 2005, each quarter we adjusted the option expense when the market price of the underlying shares exceeds the strike price. The market price exceeded the strike price at December 31, 2005 and cumulative expense of $388,300 related to modified options had been recorded. Effective January 2006, quarterly adjustments were discontinued and the previously recorded $388,300 liability was reclassified to additional paid in capital.

On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s Chief Executive Officer, President and Chairman is the General Partner, in a cashless exercise  received 1,250,000 options to purchase shares of the Company’s common stock (the “Options”), which options had an  exercise price of $0.55 per share (the market price of the shares on the date the option was issued), and received 548,469 of the Company’s common shares and surrendered to the Company a total of 701,531 option shares (the market price of the shares was $0.98 on the day the options were exercised).

Harman Pro North Company, an existing stockholder, was issued 128,653 shares on January 23, 2006 as part of anti-dilution provision required under the Harman debt restructure. (See Note 5)

8

Building

On May 30, 2006, we exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, we sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

9.    Recent events

On July 13, 2007, the Company entered into a definitive agreement with Harman whereby the Company repurchased the shares of its common stock, and two promissory notes payable to Harman. Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company and by C. Jayson Brentlinger, the Company’s Chairman and President. The Company paid Harman $1,500,000 as consideration of the

-#-

repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger funded the transaction, in exchange for the note and equities previously held by Harman.

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

Overview

In 2006, we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. We have increased its manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year. Final assembly and a full range of quality controls are performed in our facilities in Tempe, Arizona. The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. We incurred one time charges of approximately $198,000 to realize a savings that we estimate to be up to $432,000 annually. We started shipping nearly all of our U.S. manufactured products out of our Tempe plant as of April 15, 2006. Due principally to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were approximately $12,677,000 for the year ended December 31, 2006 compared to  approximately $15,190,000 for same period in 2005, a decrease of 17%.  The decrease was primarily a result of production down-time due to the move along with experiencing long lead times for components associated with the implementation of an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).  The Company has not been required to write down or reserve any inventory as a result of the directive and doesn’t anticipate creating a reserve in the near future.

We currently, as of July 31, 2007, have a backlog of orders totaling approximately $3.3 million.

-#-

Recent Developments

On July 13, 2007, the Company entered into a definitive agreement with Harman whereby the Company repurchased the shares of its common stock, and two promissory notes payable to Harman. Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company and by C. Jayson Brentlinger, the Company’s Chairman and President. The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger funded the transaction and will assume the position of Harman under the agreement.

Business Overview

      We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.  In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand.  In May 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment.  In May 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry.  In January 2002, we acquired the assets of Dialog4, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage technology.

Our acquisition of the Dialog4 product line has led to the establishment of our Orban Europe offices in Ludwigsburg, Germany.  We face risks arising from foreign currency fluctuations because transactions from our European office are often denominated in Euros rather then dollars.

We continue to work through the challenge of overcoming obstacles produced as a result of different processes resulting from the consolidation of our manufacturing and the move into our Tempe facilities.

We believe the increased consolidation within the radio and television industries will provide some potential opportunities for our Company.  For example, we believe that as larger radio and television stations purchase smaller stations, orders for new equipment will increase in order to upgrade these smaller stations which would otherwise have put off purchases of such upgraded equipment.

-#-

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net Revenues	$3,276,317	$3,852,356	$5,912,638	$6,665,104
Gross profit on net sales	2,193,255	2,606,678	3,594,993	3,885,444
Gross profit margin	67%	68%	61%	58%
Net cash provided by (used in) operating activities	$251,793	($89,595)	$417,770	$103,997
Net cash provided by (used in) investing activities	($5,633)	$151,844	($5,633)	$144,275
Net cash provided by (used in) financing activities	($264,146)	($172,694)	($433,137)	($354,175)
Net income (loss)	$442,854	$845,975	($36,449)	($233,385)
Net income (loss) as a percent of net sales	14%	22%	(1%)	(4%)
Income (loss) per share - basic	$0.05	$0.10	$0.00	($0.03)
Income (loss) per share – diluted	$0.04	$0.08	$0.00	($0.03)

-#-

Three And Six Months Ended June 30, 2007

Compared To The Three And Six Months Ended June 30, 2006

Net Sales.  Net sales during the three and six months ended June 30, 2007 were $3.3 million and $5.9 million, respectively, compared to $3.9 million and $6.7 million during the comparable periods in 2006, reflecting a decrease of 15% and a decrease of 11%, respectively.  The 15% decrease for the three months ended June 30, 2007 and the 11% decrease in net sales for the six months end June 30, 2007 as compared to the same periods in 2006 were each primarily attributable to the relocation and consolidation of our manufacturing to the new headquarters located in Tempe, Arizona coupled with the costs of environmental compliance mandated by the EU.

We currently have a backlog of approximately $3.3 million and have begun to increase our capacity by extending our production hours and paying overtime.

Gross Profit.   Gross profit for the three and six months ended June 30, 2007 was 67% and 61%, compared to 68% and 58% for the same periods in 2006.  The increase of 3% for the six months ended June 30, 2006 in gross profit is primarily due to the reduction in occupancy costs associated with manufacturing overhead due to the consolidation and the transition from manufacturing in San Leandro, California to manufacturing in Tempe, Arizona, and a reduction in the variable components of production costs associated with production runs in the new Tempe facility.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2007 were approximately $1,197,000 and $2,446,000, respectively, representing a decrease of 8% and 7%, respectively, compared to SG&A expense of approximately $1,306,000 and $2,647,000 during the same periods in  2006.  As a percentage of net revenue, SG&A increased from 34% for the three months ended June 30, 2006 to 37% for the same period in 2007. SG&A as a percentage of net revenue was 40% for the six months ended June 30, 2006 and was 42% for the same period in 2007. Included in the $2,647,000 expense reported for the six months ended June 30, 2006, was approximately $132,000 in one-time charges related to moving expenses associated with our relocation to Tempe, Arizona.

The decrease in SG&A expense would have been larger due primarily to the reduction in accrued variable option expense of $388,300 ($176,500 from three months ended June, 30, 2006 and $211,800 from three months ended March 31, 2006) recorded for three and six months ended June 30, 2006, respectively, caused by the decrease in the Company’s stock price by $0.12 per share and $0.10 per share during the same periods. Excluding the expense associated with the repriced options, SG&A would have been approximately $1,483,000 and $3,035,000 for the three and six months ended June 30, 2006, respectively, representing a decrease of 6% and 13% compared to same periods in 2007.

Research and Development.  Research and development expense during the three and six months ended June 30, 2007 was approximately $461,000 and $963,000, respectively, compared to approximately $413,000 and $883,000 during the comparable periods for 2006, reflecting an increase  of 11% and  of 9%. The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other (Income) Expense.   Other expense, net for the three and six months ended June 30, 2007 was approximately $72,000 and $179,000, respectively, of which approximately $57,000 and $126,000 represents interest expense. Other expense, net for the three and six months ended June 30, 2006 was approximately $19,000 and $542,000 respectively, of which approximately $61,000 and $118,000

-#-

represented interest expense. Approximately $466,000 of the $542,000 represents expensed options associated with convertible debt and the expense for shares issued under Harman’s anti-dilution rights which were incurred during the three months ended March 31, 2006.  Total interest expense decreased by 7% during the three months ended June 30, 2007 and increased 6% during the six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  Other expense, net during the six months ended June 30, 2006, includes the approximate $131,000 gain on the sale of the building in May 2006.

Net Income (Loss).  Net income (loss) for the three and six months ended June 30, 2007 was approximately $443,000 and ($36,000) respectively, compared to net income of approximately $846,000 and ($233,000) for the same periods in 2006. The decrease in net loss for the 6 months ended June 30, 2007 compared to the same period in 2006 is primarily a result of decreased manufacturing costs associated with our Company’s consolidating its manufacturing into its new corporate headquarters, and also $466,000 associated with issuing convertible debt during the six months ended June 30, 2006. As a percentage of net revenue, the net income (loss) for the three and six months ended June 30, 2007 was 14% and (1%), respectively, compared to net  income (loss) of 22% and (4%) for the same periods in 2006.

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

We generated a net loss of approximately $ 2,164,000 for the year ended December 31, 2006 compared to a net income of approximately $ 2,533,000 reported in 2005. In 2006 , we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona. Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were $12,677,000 for the year ended December 31, 2006 compared to $15,190,000 for same period in 2005 representing a decrease of 16%.  The decrease was primarily a result of production down-time due to the move, along with experiencing long lead times for components associated with the implementation of a European Union (EU) directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants. EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).

We had negative working capital of approximately $2.8 million at June 30, 3007, and the ratio of current assets to current liabilities was .60 to 1. At December 31, 2006, we had negative working capital of approximately $2.7 million and a current ratio of .57 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

-#-

On July 13, 2007, the Company entered into a definitive agreement with Harman whereby the Company repurchased the shares of its common stock, and two promissory notes payable to Harman. Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company and by C. Jayson Brentlinger, the Company’s Chairman and President. The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger funded the transaction, in exchange for the position held by Harman.

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

As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute being litigated in Germany with Berthold Burkhardtsmaier.  When Mr. Burkhardtsmaier resigned from our Board of Directors, we agreed to pay him approximately $421,200 through monthly installments of $7,020 for 60 months.  See Note 6 of “Notes to Consolidated Condensed Financial Statements.”

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

-#-

The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years, as of December 31, 2006.  We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2012.

	2007	2008	2009	2010	2011
Solectron	$227,107
Dialog4	84,240	$84,240	$84,240	$21,060
Avocet	27,367
Note to private investor				200,000
Vendor notes	677,569
Employee note
Orban acquisition note to shareholder	180,000
Harman	537,498	731,883	1,070,644
Employment Agreements	800,833	755,000	658,750	590,000	$112,500
Equipment and property leases	547,802	470,336	482,461	474,689	124,337
Total	$3,082,420	$2,041,459	$2,296,095	$1,285,749	$236,837

Accounts receivable were approximately $1,203,000 at June 30, 2007 compared to approximately $831,000 at December 31, 2006 representing a net increase of approximately $372,000 or 45%.  The increase is primarily due to increased sales in the month of June 2007.

Total inventories were approximately $2,886,000 at June 30, 2007 compared to total inventories of approximately $2,586,000 at December 31, 2006.  The increase of $300,000 or 12% is due in part to an increase in materials and work in process to reduce our backlog.

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

-#-

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

-#-

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

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 2,287,915 shares of our common stock and controls options (held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares.  Based on a total of 8,648,459 shares of our common stock issued and outstanding as of August 14, 2007, if Mr. Brentlinger’s family limited partnership exercises all of its options he will own of record and beneficially approximately 36.48% of our issued and outstanding shares.  This figure includes the anti-dilution provision provided to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management which may be favored by some or all of our minority shareholders.

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

-#-

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

-#-

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

-#-

PART  II  -  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND REPURCHASES OF EQUITY SECURITIES.

None.

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

CIRCUIT RESEARCH LABS, INC.

Dated: August 14, 2007

By: /s/ Robert W. McMartin

Robert W. McMartin

Executive Vice President, Treasurer and

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