Form 10QSB
period 2007-09-30
CIRCUIT RESEARCH LABS INC
filed 2007-11-14
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of each class of our common equity as of November 14, 2007 is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

       8,648,459

- -#- -

Circuit Research Labs, Inc.

Index to Form 10-QSB Filing

For the Quarter Ended September 30, 2007

Table of Contents

                                                                         Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2007 (unaudited) and December 31, 2006

3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months ended September 30, 2007 and 2006 (unaudited)

5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2007 and 2006 (unaudited)

6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

17

ITEM 3.  CONTROLS AND PROCEDURES.

26

PART  II  -  OTHER INFORMATION

27

ITEM 4.  CHANGES IN SECURITIES

27

ITEM 5.  OTHER INFORMATION

27

ITEM 6.  EXHIBITS

28

SIGNATURES

29

- -#- -

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 226,479	$ 30,125
Accounts receivable, trade, net of allowance for doubtful
accounts of $33,361 in 2007 and 2006	1,254,323	830,571
Inventories - Net	2,499,067	2,585,828
Other current assets	77,659	113,960
Total Current Assets	4,057,528	3,560,484

PROPERTY , PLANT AND EQUIPMENT - Net	158,502	264,684

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other	315,966	371,539
Total Other Assets	6,847,644	6,903,217

TOTAL ASSETS	$ 11,063,674	$ 10,728,385

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,822,160	$ 1,510,620
Notes payable to stockholders	2,652,498	1,195,000
Current portion, notes payable, Harman	0	537,498
Current portion of other long-term debt	953,711	1,582,293
Accrued salaries and benefits	487,218	568,847
Customer deposits	777,565	534,407
Other accrued expenses and liabilities	508,224	333,110
Total Current Liabilities	7,201,376	6,261,775

LONG-TERM DEBT, LESS CURRENT PORTION	1,733,892	2,131,525

TOTAL LIABILITIES	8,935,268	8,393,300

- -#- -

(continued)

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
- continued	September 30,	December 31,
	2007	2006
	(unaudited)
STOCKHOLDERS' EQUITY
Preferred stock, $100 par value - authorized, 500,000 shares,
None issued
Common stock, $.10 par value - authorized, 20,000,000 shares,
8,648,459 shares issued and outstanding at September 30, 2007
and December 31, 2006.	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(8,130,910)	(7,924,231)
Total Stockholders' Equity	2,128,406	2,335,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,063,674	$ 10,728,385

See accompanying notes to consolidated condensed financial statements

- -#- -

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

NET SALES	$ 2,987,282	$ 2,699,216	$ 8,899,920	$ 9,364,320
COST OF GOODS SOLD	1,675,510	1,243,564	3,993,302	4,023,224
Gross profit	1,311,772	1,455,652	4,906,618	5,341,096

OPERATING EXPENSES:
Selling, general and administrative	1,156,083	1,198,309	3,601,993	3,845,266
Research and development	471,671	485,169	1,434,574	1,368,454
Depreciation	20,772	22,697	64,363	69,711
Total Operating Expenses	1,648,526	1,706,175	5,100,930	5,283,431

INCOME (LOSS) FROM OPERATIONS	(336,754)	(250,523)	(194,312)	57,665

OTHER (INCOME) EXPENSE
Convertible debt rights, other share related
and other expense (income)	(225,088)	86,946	(178,124)	510,413
Interest	58,564	63,084	190,491	181,190
Total other (income) expense	(166,524)	150,030	12,367	691,603

LOSS BEFORE INCOME TAXES	(170,230)	(400,553)	(206,679)	(633,938)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (170,230)	$ (400,553)	$ (206,679)	$ (633,938)

NET LOSS PER COMMON SHARE
-Basic	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.08)

NET LOSS PER COMMON SHARE	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.08)
-Diluted

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,648,459	8,623,459	8,648,459	8,569,092
Diluted	8,648,459	8,623,459	8,648,459	8,569,092

See accompanying notes to consolidated condensed financial statements

- -#- -

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
	2007	2006

OPERATING ACTIVITIES:
Net Loss	$ (206,679)	$ (633,938)

Adjustments to reconcile net loss to net cash
provided by operating activities:

Depreciation and amortization	112,380	138,409
Expense for anti-dilution shares issued	-	126,080
Expense for options and convertible debt rights	-	400,306
Reduction in variable option accrual	-	(388,300)
Gain on sale of building	-	(131,610)

Changes in assets and liabilities:
Accounts receivable	(423,752)	(75,329)
Inventories	86,761	(498,183)
Prepaid expenses and other assets	91,874	(1,622)
Accounts payable and accrued expenses	579,124	1,303,511
Net cash provided by operating activities	239,708	239,324

INVESTING ACTIVITIES:
Capital expenditures	(6,197)	(29,475)
Deposit for the purchase of building	-	(10,000)
Proceeds from sale of building	-	170,068
Net cash provided by (used in) investing activities	(6,197)	130,593

FINANCING ACTIVITIES:
Proceeds from debt	1,105	-
Proceeds from stockholders advances	620,000	658,000
Repayment of stockholders advances	-	(117,000)
Principal payments on long-term debt	(658,262)	(1,015,441)
Net cash provided by (used in) financing activities	(37,157)	(474,441)

NET INCREASE (DECREASE) IN CASH	196,354	(104,524)

CASH AT BEGINNING OF PERIOD	30,125	137,743

CASH AT END OF PERIOD	$ 226,479	$ 33,219

See accompanying notes to consolidated condensed financial statements

- -#- -

(continued)

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
	2007	2006

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 76,924	$ 196,011

Cash paid for income taxes	$ -	$ 33,396

Supplemental schedule of non-cash financing activities:

Cashless option exercise	$ -	$ 60,000

Accounts payable converted to debt issued	$ -	320,849

See accompanying notes to consolidated condensed financial statements

- -#- -

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.

The Consolidated Condensed Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheet as of September 30, 2007 and the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 have been prepared without audit.

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

In the opinion of management, the Consolidated Condensed Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the financial position, cash flows and results of operations for such interim periods.  Net operating results for the interim period ended September 30, 2007 may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

2.

Significant Accounting Policies are as follows:

a.

Net Income (Loss) per share

For three and nine months ended September 30, 2007, the effects of 2,131,000 shares relating to options to purchase common stock and 266,667 shares issuable in the event of conversion of issued and outstanding convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the option price was greater than the market price.  In calculating net loss per share for the nine months ended September 30, 2007, the effects of 2,247,000 shares relating to options to purchase common stock and the 266,667 shares related to outstanding convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the results would be anti-dilutive.

For three and nine months ended September 30, 2006, the effects of 2,467,000 shares relating to options to purchase common stock and 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share using the treasury stock method.  In calculating net loss per share for the nine months ended September 30, 2006, the effects of 2,467,000 shares relating to options to purchase common stock and the 1,216,667 shares related to convertible debt as well as the anti-dilution rights of a shareholder were not used for computing diluted earnings per share because the results would be anti-dilutive.  Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share is calculated as follows:

- -#- -

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Numerator
Net Income (Loss)	$ (170,230)	$ (400,553)	$ (206,679)	$ (663,938)

Denominator
Weighted average shares - basic	8,648,459	8,623,459	8,648,459	8,569,092
Weighted average shares - diluted	8,648,459	8,623,459	8,648,459	8,569,092

Basic Income (Loss) per share	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.08)
Diluted Income (Loss) per share	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.08)

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions.  This Interpretation requires that we recognize in our Consolidated Condensed Financial  Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 did not have a material effect on our Consolidated Condensed Financial Statements.

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

At September 30, 2007, the Company had trade receivables due from four customers, which represented an aggregate of approximately 49% of the receivable balance.  At September 30, 2006, the Company had trade receivables due from three customers representing approximately 54% of the receivable balance.

- -#- -

d.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The adoption of FIN 48 did not have a material impact on our loss from continuing operation, net loss, or earnings per share.

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

In August of 2007, the IRS informed us that it has selected our 2005 tax years for examination.  We do not expect any material adverse findings as the result of the impending IRS audit.

- -#- -

3.

Inventories

Inventories consist of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(unaudited)
Raw Materials and Supplies	$ 2,632,647	$ 2,966,964
Work in Process	1,174,790	933,132
Finished Goods	479,726	473,829
Total	4,287,163	4,373,925
Less Obsolescence Reserve	(1,788,096)	(1,788,097)
Inventories, net	$ 2,499,067	$ 2,585,828

4.

Long-Term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Orban acquisition note to stockholder	$ 180,000	$ 180,000
Avocet Instruments, Inc.	3,588	27,367
Dialog 4 Engineering GmbH (Note 7)	210,600	273,780
Solectron GmbH (Note 7)	227,107	227,107
Harman (Note 6)	-	2,340,030
Harman accumulated interest, long-term portion	-	266,871
Jayson Russell Brentlinger	2,265,030	-
Note payable to private investor	200,000	200,000
Vendor notes	438,776	677,569
Employee notes	-	58,592
Total Long-term debt	3,525,101	4,251,316
Less current portion Brentlinger and others	1,791,209	2,119,791
Total long-term debt, less current portion	$ 1,733,892	$ 2,131,525

- -#- -

Scheduled principal payments due within one year aggregate $1,596,726 as of September 30, 2007.  Long-term debt at September 30, 2007 includes $2,265,030 owed to Jayson Russell Brentlinger.

In connection with the acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to an unrelated stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5% per annum.  The Company signed a new promissory note to replace the original note on August 3, 2004, which took effect August 1, 2004, for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004.  In the event an interest payment is not received before the 16th of the month, the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.  On June 5, 2007, the Company signed an amendment to the note extending the maturity date to January 31, 2009, while keeping all of the other provisions the same.

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350.  The remaining unpaid purchase price is being offset by periodic product purchases by the lender.  As of September 30, 2007, $25,867 is the balance of the note, of which the Company is able to offset $20,789 which it has recorded in accounts receivable.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903.  In 2006, the Company converted approximately $992,000 of trade payables and for the nine months ended September 30, 2007 the company converted another $41,000.  As of September 30, 2007, the unpaid portion of all notes payable is $438,776.  Interest rates on converted notes range from 0% to 8% and payment periods range from less than one year to two years.

On October 12, 2005, a private investor, who is not related to the Company or any of its executives, loaned the Company $200,000 evidenced by a promissory note with an interest rate of 11% per annum.  The note matures October 12, 2010 and has interest-only payments payable monthly.  At anytime on or before the maturity date, the holder of the note may convert the note into restricted shares of common stock for $0.75 per share.  On the date of issuance, the conversion price was higher than the closing price of the common stock.  The Company immediately expensed $117,096 related to the conversion right.

5.

Notes Payable

Notes payable to stockholders aggregated $1,815,000 and $1,195,000 at September 30, 2007 and December 31, 2006, respectively.

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

On October 4, 2004, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure.  The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is negotiating with Mr. Brentlinger concerning the terms of repayment and the possibility of converting the note into preferred or common stock of the Company.  C. Jayson Brentlinger, President and CEO, has guaranteed the repayment of the Note.  As of September 30, 2007, the Company is 16 months in arrears in making the interest payments under the Note.  The arrearage total as of September 30, 2007 is $110,750.

- -#- -

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger, through March 31, 2007, had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares at $100 par value per share.  The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share.  C. Jayson Brentlinger, President, CEO, and Chairman, has guaranteed the repayment of the Note.  In the quarter ended March 31, 2006, the Company recorded an expense of $328,312 associated with the conversion right.  The expense was determined by using the Black Scholes method to value the conversion option.  As of September 30, 2007, the Company is 16 months in arrears in making the interest payments under the Note.  The arrearage total as of September 30, 2007 is $72,908.  The Company intends to perform its best efforts to eliminate the arrears during the next 12 months.

On April 12, 2007, Jayson Russell Brentlinger loaned the Company $120,000 to cover some short term obligations.  The loan bears interest at 11.5% per annum and was initially due April 19, 2007.  On May 2, 2007, Mr. Brentlinger agreed to extend the maturity date to September 19, 2007.  On July 13, 2007, Mr. Brentlinger agreed to further extend the maturity date to March 31, 2008.  As of September 30, 2007, the Company is 5 months in arrears in making the interest payments under the Note.  The arrearage total as of September 30, 2007 is $6,508.  The Company intends to perform its best efforts to eliminate the arrears during the next 12 months.

On January 18, 2006, Mr. Robert McMartin, the Company’s Executive Vice President and Chief Financial Officer, loaned the Company $100,000.  The interest rate was 21% per annum, which increased to 25% after January 31, 2006 when the note was due.  The note was paid in full on June 22, 2007.

On February 1, 2006 Mr. Gary Clarkson, the Company’s Vice President and General Manager, loaned the Company $20,000.  The interest rate was 21% per annum, which increased to 25% after February 14, 2006 when the note was due.  The note was paid in full on June 22, 2007.

On September 25, 2007, Jayson Russell Brentlinger loaned the Company $500,000 to cover some short term obligations.  The loan bears interest at 15% per annum.  The interest will increase to 25% per annum if the loan is not paid in full on January 10, 2008.

6.

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

The Harman debt restructure consisted of:

●

In October 2004, the Company paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness.  The funds for this payment came from $300,000 generated from the Company’s operations, and $700,000 from the loan from the father of the Company’s President and CEO.

●

Prior to the debt restructure, the Company’s debt to Harman bore interest at a rate of 12% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6.0% per annum, which resulted in Harman waiving $763,380 of approximately $1,000,000 in accrued interest.  The remaining $249,530 in accrued interest was added to the outstanding principal balance of the Company’s indebtedness to Harman.  After giving affect to the $1,000,000 principal payment, the principal amount due Harman was $7,482,000.  Adding the remaining unpaid interest of $249,530 to the principal resulted in a total unpaid principal loan balance of $7,731,530 as of September 30, 2004.

- -#- -

●

In April 2005, Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which Harman then sold to the Company’s President and CEO for $1,000,000.  Payment was made by delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note was limited to a security interest in the shares purchased.

●

In April 2005, Harman exchanged an additional $2,400,000 of indebtedness for 19% of the Company’s outstanding common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This issuance included an anti-dilution provision, which entitled Harman to receive additional shares to maintain the stock ownership as a consequence of any shares that are issued as a result of exercise of options in existence on the date of restructure.  This could result in the issuance of 738,860 additional shares to Harman, if all currently outstanding options are exercised.  Harman does not have the right to acquire additional shares as the result of new share issuances occurring after the date of the restructure except as a consequence of option exercises.  C. Jayson Brentlinger, President and CEO, has signed a personal guarantee under the Note and under the Harman agreement.

The remaining $3,227,530 of indebtedness, after giving effect to the transactions described above, is evidenced by a note, secured by a security interest covering all of the Company’s assets, that (i) renews and extends (but does not extinguish) the indebtedness owed to Harman, and (ii) reduces the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal repayment of the note is amortized over a five-year period, and the final principal payment is due in September 2009.  The Company is required to make monthly principal payments of $37,500 through September 2007; $41,666 commencing in October 2007 through September 2008 and $118,961 commencing in October 2008 through September 2009.

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

On July 13, 2007, the Company entered into a definitive agreement with Harman whereby the Company repurchased the shares of its common stock, and two promissory notes payable to Harman.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company and by C. Jayson Brentlinger, the Company’s President and CEO.  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger funded the transaction, in exchange for the note and equities previously held by Harman.

In recording the definitive agreement, the obligation to Harman in the amount of $2,265,030. was reassigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6.0% per annum from July 13, 2007, the date of the transfer. Accrued interest under the Harman restructured obligation in the amount of $243,659, was forgiven by Harman and was recorded as other income.    The terms of the agreement are such that no payments are due or payable until January 1, 2008, and all interest accruing on the Note between July 13, 2007 and December 31, 2007 will be accumulated and added to the principal of the Note as of January 1, 2008.

- -#- -

7.

DIALOG4 Systems Engineering, GmbH (“Dialog4”)

Dialog4 was a German corporation that produced products within the Company’s industry, including its Codec line of products.  The Company purchased the assets of Dialog4 on January 18, 2002. The Company and Dialog4 had disputes that arose in connection with this transaction which were submitted to arbitration in Germany.  As previously reported, Dialog 4 prevailed in the arbitration and was awarded approximately $1,393,000.

In March 2005, the Company and Dialog4 agreed upon settlement terms for all disputes between them.  The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006.  The Company also filed with the SEC a registration statement under the Securities Act covering sales by Dialog 4 of the 1,250,000 shares of stock issued in 2002 as partial payment of the purchase price.  C. Jayson Brentlinger, President and CEO, had signed a personal guarantee under the Note.

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company.  Mr. Burkhardtsmaier agreed to resign from the Board of Directors, and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.  The Company is current and the remaining balance as of September 30, 2007 is $210,600.

On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for a total price of $829,328, payable in 24 equal monthly installments including interest.  Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4.  The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory.  The agreement settled a dispute between the Company and Solectron in which Solecton claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4.  The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, it agreed to purchase the inventory, which it will use in the manufacture of Sountainer products.  On January 20, 2004, the Company renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog4 and Solectron for which it was found to be responsible.  This obligation now in the amount of $227,107 was a result of claims originating between Solectron and Dialog4.  As of September 30, 2007, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest.  Charles Jayson Brentlinger, President and CEO, of the Company also signed a payment guarantee under the revised settlement agreement.  The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  The inventory of $233,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

8.

Stock Options and Stock Based Compensation

All options that have been issued were vesting when issued and were expensed immediately upon issuance.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period plus one year.  The intrinsic value of all options outstanding aggregated $0 and $370,500 as September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007 and 2006, there were no options issued and none exercised.  360,000 options lapsed during the three months ended June 30, 2007.

- -#- -

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

On January 23, 2006, the C. Jayson Brentlinger Family Limited Partnership, of which the Company’s President and CEO is the General Partner, in a cashless exercise, received 1,250,000 options to purchase shares of the Company’s common stock (the “Options”), which had an exercise price of $0.55 per share (the market price of the shares on the date the options were issued), and received 548,469 of the Company’s common shares and surrendered to the Company a total of 701,531 option shares (the market price of the shares was $0.98 on the day the options were exercised).

Harman Pro North Company, an existing stockholder, was issued 128,653 shares on January 23, 2006 as part of the anti-dilution provision required under the Harman debt restructure.  (See Note 6)

9.

Building

On May 30, 2006, the Company exercised the option to purchase the office and manufacturing facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, the Company sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

10.

Recent Events

None

- -#- -

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report.  This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek”, “strive” or similar words, or the negative of these words, identify forward-looking statements.  Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below under this Item 2, “Management’s Discussion and Analysis or Plan of Operation – Risk Factors.”  We qualify any forward-looking statements entirely by these cautionary factors.

Overview

In 2006, we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona.  We have increased our manufacturing capacity by outsourcing most low-level assemblies and sub-assemblies over the past year.  Final assembly and a full range of quality controls are performed in our facility in Tempe, Arizona.  The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years.  By consolidating, we incurred one-time charges of approximately $198,000 to realize a savings that we estimate to be up to $432,000 annually.  We began shipping nearly all of our U.S. manufactured products our of the Tempe plant on April 15, 2006.  Due principally to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were approximately $12,677,000 for the year ended December 31, 2006 compared to approximately $15,190,000 for the same period in 2005, a decrease of 17%.  The decrease was primarily a result of production down-time due to the move along with experiencing long lead times for components associated with the implementation of an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants.  EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).  The Company has not been required to write down or reserve any inventory as a result of the directive and doesn’t anticipate creating a reserve in the near future.

We currently, as of October 31, 2007, have a backlog of orders totaling approximately $3.8 million.

Recent Developments

In August of 2007, the IRS informed us that it has selected our 2005 tax years for examination.  We do not expect any material adverse findings as the result of the impending IRS audit.

On September 25, 2007, Jayson Russell Brentlinger loaned the Company $500,000 to cover some short term obligations.  The loan bears interest at 15% per annum.  The interest will increase to 25% per annum if the loan is not paid in full on January 10, 2008.

- -#- -

Business Overview

We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.  In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand.  In May 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment.  In May 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry.  In January 2002, we acquired the assets of Dialog 4, a worldwide leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage technology.

Our acquisition of the Dialog 4 product line has led to the establishment of our Orban Europe offices in Ludwigsburg, Germany.  We face risks arising from foreign currency fluctuations because transactions from our European office are often denominated in Euros rather than dollars.

We continue to work through the challenge of overcoming obstacles produced as a result of different processes resulting from the consolidation of our manufacturing and the move into our Tempe facilities.

We believe the increased consolidation within the radio and television industries will provide some potential opportunities for our Company.  For example, we believe that as larger radio and television stations purchase smaller stations, orders for new equipment will increase in order to upgrade these smaller stations, which would otherwise have put off purchases of such upgraded equipment.

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues:
Net revenues:	$ 2,987,282	$ 2,699,216	$ 8,899,920	$ 9,364,320

Gross profit on net sales	1,311,772	1,455,652	4,906,618	5,341,096
Gross profit margin	44%	54%	55%	57%
Net cash provided by (used in)
operating activities	(178,062)	135,326	239,708	239,324
Net cash provided by (used in)
investing activities	(564)	(13,681)	(6,197)	130,593
Net cash provided by (used in)
financing activities	395,980	(120,266)	(37,157)	(474,441)
Net Income (Loss)	(170,230)	(400,553)	(206,679)	(633,938)
Net Income (Loss) as a percent
of net sales	(6%)	(15%)	(2%)	(7%)
Income (Loss) per share - basic	(0.02)	(0.05)	(0.02)	(0.08)
Income (Loss) per share - diluted	(0.02)	(0.05)	(0.02)	(0.08)

- -#- -

Three and Nine Months Ended September 30, 2007

Compared to the Three and Nine Months Ended September 30, 2006

Net Sales.  Net sales during the three and nine months ended September 30, 2007 were $2,987,282 and $8,899,920, respectively, compared to $2,699,216 and $9,364,320 during the comparable periods in 2006, reflecting an increase of 11% and a decrease of 5% respectively.  The 11% increase for the three months ended September 30, 2007 is attributable to the ramping up of production by extending our production hours and paying overtime in order to reduce the current backlog, which is approximately $3.8 million.  The 5% decrease in net sales for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to the relocation and consolidation of our manufacturing to the new headquarters located in Tempe, Arizona coupled with the effect of environmental compliance mandated by the EU.

Gross Profit.  Gross profit for the three and nine months ended September 30, 2007 was 44% and 55%, compared to 54% and 57% for the same periods in 2006.  The increase of 3% for the nine months ended September 30, 2007 in gross profit is primarily due to the reduction in occupancy costs associated with manufacturing overhead due to the consolidation and transition from manufacturing in San Leandro, California to manufacturing in Tempe, Arizona, and a reduction in the variable components of production costs association with production runs in the new Tempe facility.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2007 were approximately $1,156,083 and $3,601,993 respectively, representing a decrease of 4% and 6%, respectively, compared to SG&A expense of approximately $1,198,309 and $3,845,266 during the same periods in 2006.  As a percentage of net revenue, SG&A decreased from 44% for the three months ended September 30, 2006 down to 39% for the same period in 2007.  SG&A as a percentage of net revenue was 41% for the nine months ended September 30, 2006 and was 40% for the same period in 2007.  Included in the $3,845,266 expense reported for the nine months ended September 30, 2006, was approximately $132,000 in one-time charges related to moving expenses associated with our relocation to Tempe, Arizona.

The decrease in SG&A expense would have been larger due primarily to the reduction in accrued variable option expense of $388,300 ($176,500 from three months ended June 30, 2006 and $221,800 from three months ended March 31, 2006) recorded for three and six months ended June 30, 2006, respectively, caused by the decrease in the Company’s stock price by $0.12 per share and $0.10 per share during the same periods.  Excluding the expense associated with the repriced options, SG&A would have been approximately $1,198,309 and $4,233,566 for the three and six months ended June 30, 2006, respectively, representing a decrease of 4% and 15% compared to the same periods in 2007.

Research and Development.  Research and development expense during the three and nine months ended September 30, 2007 was approximately $471,671 and $1,434,574, respectively, compared to approximately $485,169 and $1,368,454 during the comparable periods for 2006, reflecting a decrease of 3% in the three months ended September 30, 2007 and an increase of 5% in the nine months ended September 30, 2007,respectively, as compared to the same periods in 2006.  The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other (Income) Expense.  Other (income) expense, net for the three and nine months ended September 30, 2007 was approximately ($166,524) and $12,367, respectively, of which approximately $58,564 and $190,491 represents interest expense.  Other income of ($166,524) includes approximately $243,659, which represents the accrued interest portion that was forgiven in the Harman debt reassignment to Jayson R. Brentlinger.  Other expense, net for the three and nine months ended September 30, 2006 was approximately $150,030 and $691,603, respectively, of which approximately $63,084 and $181,190 represents interest expense.  Approximately $466,000 of the $691,603 represents expensed options associated with convertible debt and the expense for shares issued under Harman’s anti-dilution rights, which were incurred during the three months ended March 31, 2006.  Total interest expense decreased by 7% during the three months ended September 30, 2007 and increased 5% during the nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.  Other expense, net during the nine months ended September 30, 2006, includes the approximate $131,000 gain on the sale of the building in May 2006.

- -#- -

Net Income (loss).  Net income (loss) for the three and nine months ended September 30, 2007 was approximately ($170,230) and ($206,679) respectively, compared to net income of approximately ($400,553) and ($633,938) for the same periods in 2006.  The decrease in net loss for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily a result of decreased manufacturing costs associated with our Company’s consolidating its manufacturing into its new headquarters, and also $466,000 associated with issuing convertible debt during the nine months ended September 30, 2006.  As a percentage of net revenue, the net income (loss) for the three and nine months ended September 30, 2007 was (6%) and (2%), respectively, compared to net income (loss) of (15%) and (7%) for the same periods in 2006.

Liquidity and Capital Resources

The Company’s working capital deficit, recurring losses and limited ability to secure additional debt or equity financing impose significant constraints on the Company’s operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are described below.  The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We had negative working capital of approximately $3.1 million at September 30, 2007, and a ratio of current assets to current liabilities was .56 to 1.  At December 31, 2006, we had negative working capital of approximately $2.7 million and a current ratio of .57 to 1.  The decrease in working capital is attributable to an increase in accrued expenses including accrued salaries and benefits.

On July 13, 2007, the Company entered into a definitive agreement with Harman whereby the Company repurchased the shares of its common stock and two promissory notes payable to Harman.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company and by C. Jayson Brentlinger, the Company’s President and CEO.  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger funded the transaction, in exchange for the position held by Harman.

In recording the definitive agreement, the obligation to Harman in the amount of $2,265,030. was reassigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6.0% per annum from July 13, 2007, the date of the transfer. Accrued interest under the Harman restructured obligation in the amount of $243,659, was forgiven by Harman and was recorded as other income.    The terms of the agreement are such that no payments are due or payable until January 1, 2008, and all interest accruing on the Note between July 13, 2007 and December 31, 2007 will be accumulated and added to the principal of the Note as of January 1, 2008.

We owe Solectron GmbH $227,107 as of December 2006.  This obligation is a result of claims originating between Solectron GmbH and Dialog4.  On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.  We currently owe Solectron $227,107 and have not paid because we have not received $233,000 of inventory pursuant to the materiality agreement entered into between Dialog4 and Solectron for which we were found to be responsible.  As of December 31, 2006, we have paid Solectron $487,830 in principle and $72,733 in interest.  C. Jayson Brentlinger, President and CEO of the Company, has also signed a personal guarantee under the revised Settlement Agreement.  We further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  The inventory of $233,000 is reported in other assets pending delivery of that amount by Solectron.

On March 30, 2005, the Company and Dialog4 agreed upon settlement terms for all disputes between us.  We paid Dialog 4 $490,000 on April 15, 2005 when the settlement papers were signed and paid an additional $475,000 on April 1, 2006.  On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April

- -#- -

2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  In addition, Jayson Russell Brentlinger, through March 31, 2007, had the right to convert the then-outstanding principle of the Note into either common shares at $0.50 per share, or cumulative preferred shares $100 par value per share.  The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share and may be redeemed by the Company at any time.  C. Jayson Brentlinger, President and CEO, has signed a repayment guarantee under the Note.

As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute being litigated in Germany with Berthold Burkhardtsmaier.  When Mr. Burkhardtsmaier resigned from our Board of Directors, we agreed to pay him approximately $421, 200 through monthly installments of $7,020 for 60 months.  See Note 7 of “Notes to Consolidated Condensed Financial Statements.”

Working capital generated from 2007 operations will be used to service our commitments as detailed above.  Any excess working capital generated from 2007 operations will be applied to expand our business operations or for general working capital purposes.  Our ability to expand will primarily depend on our ability to generate sufficient working capital from operations.  We will closely monitor our working capital in 2007 as we evaluate any expenditure related to expansion.

The table below summarizes our contractual commitments under leases, debt instruments and employment contracts over the next five years, as of September 30, 2007.  We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2012.

	2007	2008	2009	2010	2011
Solectron	$ 227,107
Dialog4	84,240	$ 84,240	$ 84,240	$ 21,060
Avocet	27,367
Note to Private Investor				200,000
Vendor Notes	677,569
Orban Acquisition Note to
Shareholder	180,000
Jayson Russell Brentlinger	537,498	731,883	1,070,644
Employment Agreements	800,833	755,000	658,750	590,000	$ 112,500
Equipment and Property Leases	547,802	470,336	482,461	474,689	124,337
Total	$ 3,082,416	$ 2,041,459	$ 2,296,095	$ 1,285,749	$ 236,837

Accounts receivable were $1,254,323 at September 30, 2007 compared to $830,571 at December 31, 2006 representing a net increase of $423,752 or 51%.  The increase is primarily due to a reduction in the prepaid orders during the period ended September 2007.

Total inventories were approximately $2,499,067 at September 30, 2007 compared to total inventories of $2,585,828 at December 31, 2006.

We have completed the consolidation of our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona.  We have increased our manufacturing capacity by outsourcing most low-level assemblies and subassemblies over the past year.  Final assembly and a full range of quality controls are performed from our new headquarters.  Our goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years.  We incurred one-time charges of approximately $198,300 and hope to realize a savings of approximately $432,000 annually in occupancy costs.

- -#- -

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

Even after giving effect to the Harman debt restructure, the settlement of our disputes with Dialog4 and other obligations, we will need to generate significant cash flow to meet existing debt scheduled principle payments.  As of December 31, 2006, over the next twelve months, we need approximately $4,257,420 to pay scheduled installments of the principal on our existing debt.  As to $475,000 of the total obligations to Mr. Brentlinger, should he demand repayment, we upon notice, will have 30 days to satisfy the $475,000 demand note.  If we fail to generate sufficient cash from our operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

Foreign currency fluctuations could adversely affect our results on operations.

In 2002, we acquired the assets of Dialog4.  Our acquisition of this new product line has led to the establishment of our new Orban Europe offices in Ludwigsburg, Germany.  Transactions and expenses of our Orban Europe operations are conducted in Euros, which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results.  For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe.  Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities on these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro.  As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

- -#- -

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

In recent years, the radio and television industry is the United States has experienced a great deal of consolidation of ownership.  As a result, several corporations each now own a substantial number of radio and television stations.  These corporations are the largest purchasers of our audio processing and post-production equipment.  Moreover, a significant amount of our revenue is derived from audio processing replacement orders that come from these customers.  Our financial stability and well-being is thus directly tied to the financial health of these customers.  If these customers experience financial difficulty, regardless of the cause, they may delay, reduce or cancel orders for new audio processing or post-production equipment.  If this occurs, our results of operations could decline and we could experience difficulty in servicing our debt obligations.

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

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 2,287,915 shares of our common stock and controls options (held by a family limited partnership which he manages), to purchase approximately 1,365,005 additional shares.  Based on a total of 8,648,459 shares of our common stock issued and outstanding as of November 14, 2007, if Mr. Brentlinger’s family limited partnership exercises all of its options he will own of record and beneficially approximately 36.48% of our issued and outstanding shares.  This figure includes the anti-dilution provision to Harman pursuant to the debt restructuring.  This means that Mr. Brentlinger exercises, and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management, which may be favored by some or all of our minority shareholders.

- -#- -

We depend on a few key management persons.

We are substantially dependent on the personal efforts and abilities of Charles Jayson Brentlinger, our President, Chief Executive Officer and Chairman of the Board, and Robert Orban, our Vice President and Chief Engineer.  The loss of either of these officers or our other key management persons could harm our business and prospects for growth.

Consolidating our Orban manufacturing facility into our Tempe manufacturing facility subjects us to a number of risks that are beyond our control, which could result in production interruptions.

Our business depends on the efficient and interrupted production of our audio processing equipment and other products.  The consolidation of our U.S. manufacturing facilities into our Tempe facility subjects us to number of risks that are beyond our control and could result in production interruptions.  While we have taken precautions against production interruptions, interruptions could nevertheless result from natural disasters such as earthquakes, fires or floods.  We could experience unforeseen delays in setting up the infrastructure in the new location.  We could also experience labor shortages of experienced personal that will not relocate to the Tempe facility.

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

- -#- -

The volatility of the market price of our common stock may cause wide fluctuations in the price of our common stock on the OTC Bulletin Board.  The market price of our common stock is likely to be affected by:

●

changes in general conditions in the economy or the financial markets;

●

variations in our quarterly results;

●

changes in financial estimates by securities analysts;

●

other developments affecting us, our industry, customers or competitors;

●

the operating and stock price performance of companies that investors deem comparable to us, and:

●

the number of shares available for resale in the public markets under applicable securities laws.

FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements.  Forward-looking statements include indications regarding our intent, belief or current expectations.  Discussions in this prospectus under the headings “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Business,” as well as in other parts of this prospectus include forward-looking statements.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, prospects and intentions, markets in which we participate and other statements in this prospectus that are not historical facts.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  When used in this prospectus, the words “expect,” “project,” “may,” “will,” “should,” “anticipate,” “believe,” “estimate,” “intend,” “objective,” “plan,” “seek,” and similar words and expressions, or the negatives of these words or expressions, are generally intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Factors that could contribute to these differences include those discussed in “Risk Factors” and in other sections of this prospectus.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus.  We qualify any forward-looking statements entirely by these cautionary factors.

- -#- -

ITEM 3.  CONTROLS AND PROCEDURES

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

The Company has identified a material weakness within its internal control framework relating to the inventory control.  The Company attributes this material weakness to limited personnel resources.  Through the Company has implemented levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

- -#- -

PART II – OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES AND REPURCHASES OF EQUITY SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Pursuant to Item 401(g) of Regulation S-B, the Company is required to describe any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.  The Company currently does not have in place any such procedures.

- -#- -

ITEM 6.  EXHIBITS

 Exhibit

Number

Description

10.1

Memorandum of Understanding, dated as of November 5, 2007, by and between Jayson Russell Brentlinger and Circuit Research Labs, Inc.  (Filed herewith)

31.1

Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith)

31.2

Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith)

32.1

Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-B.  (Filed herewith)

32.2

Certification of Chief Financial Officer pursuant to Item 601 (b)(32) of Regulation S-B.  (Filed herewith)

- -#- -

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCUIT RESEARCH LABS, INC.

Dated:  November 14, 2007

By:/s/ Rebecca Nation

Rebecca Nation

Vice President Administrative Services,

Chief Financial Officer

- -#- -

Exhibit Index

Exhibit

Number

Description

10.1

Memorandum of Understanding, dated as of November 5, 2007, by and between Jayson Russell Brentlinger and Circuit Research Labs, Inc.  (Filed herewith)

31.1

Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith)

31.2

Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B.  (Filed herewith)

32.1

Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-B.  (Filed herewith)

32.2

Certification of Chief Financial Officer pursuant to Item 601 (b)(32) of Regulation S-B.  (Filed herewith)

- -#- -