Form 10KSB
period 2007-12-31
CIRCUIT RESEARCH LABS INC
filed 2008-04-14
CIK 725897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑

ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

________________________________________________________________________

OR

☐

TRANSITION REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

     The issuer’s revenues for the year ended December 31, 2007 were $12,894,320

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2008 was $3,632,353

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,648,459 shares of Common Stock outstanding on April 14, 2008

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

We are headquartered in Tempe, Arizona and our Northern California Research and Design Center is located in San Leandro, California.  In 2006, we consolidated our manufacturing facilities into our Tempe facility.  We operate through two offices, our Orban office and our CRL office and we generally refer to our company on the whole as “CRL”.

We were founded in 1974 as a broadcast industry consulting company.  Building upon our understanding of the broadcast industry’s needs, we expanded into product development and manufacturing and were incorporated in Arizona in March 1978.  Since the introduction of our first product, which was designed to improve the “coverage and quality” of AM radio stations, we have been committed to improving broadcast quality.  We were a participant in the National Radio Systems Committee (NRSC), which developed the standards for AM radio stations that were adopted by the Federal Communications Commission (FCC).  We are a member of the National Association of Broadcasters (NAB).  The NAB is the world’s largest broadcasters’ association, offering a wide variety of services to radio and television stations as well as organizations that provide products and/or services to the broadcast industry.

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman Industries, including the rights to the name “Orban.”  Since it’s founding in 1974, Orban has been a producer of audio editing and processing equipment.  Today, Orban is a manufacturer of broadcast transmission audio processing equipment.  Because approximately 80% of our historic CRL products are analog and 80% of Orban’s products are digital, our acquisition of Orban has combined two complementary product lines.  We are now in a position to offer a full range of digital and analog audio processing products at multiple price points.  Additionally, we benefit from cost savings produced by combined research and development, marketing, sales and administration, manufacturing efficiencies and cross-selling opportunities.  Our objective is to grow through constant redesign of our existing products and to keep pace with technological improvements and through expansion into the emerging markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.

We had a net income of $107,276 for the year ended December 31, 2007, compared to a net loss of $2,163,513 in 2006.  Our 2007 financial results are primarily attributed to the decreased manufacturing costs associated with our Company’s consolidating its manufacturing into its new headquarters as well as an agreement that was entered into whereby the obligation to Harman in the amount of $2,265,030 was reassigned to Jayson Russell Brentlinger and Harman forgave approximately $240,000 of accrued interest.

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to repurchase 1,509,804  shares of the Company’s common stock then owned by Harman, 1,000 shares of common stock of CRL International, Inc., and two promissory notes payable to Harman, one made by the Company ($2,265,030, unpaid principal) and the second by C. Jayson Brentlinger ($1,000,000, unpaid principal), the Company’s President and CEO.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.95% of the shares outstanding.  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the two promissory notes.  Jayson Russell Brentlinger, father of C. Jayson Brentlinger, funded the transaction in exchange for the assignment to him of the notes and shares held by Harman.

As part of the transaction, the Company’s obligation to Harman in the principal amount of $2,265,030 was assigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6.0% per annum from July 13, 2007, the date of the transfer.  Accrued interest under the Harman restructured obligation in the amount of $243,659 was forgiven by Harman and was recorded as other income.  The terms of the agreement are such that no payments were due or payable until January 1, 2008, and all interest accruing on the Note between July 13, 2007 and December 31, 2007 were to be accumulated and added to the principal on the Note as of January 1, 2008.

Our 2006 financial results were affected by the costs that were incurred to consolidate and move the manufacturing facility to Tempe, Arizona along with experiencing long lead times from components associated with the implementation of an European Union (EU) directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants.  EU member states were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, “RoHS”).  The Company did not write down or reserve any inventory as a result of the directive and does not anticipate having to create a reserve in the near future.

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

Most governments throughout the world require radio and television broadcast stations to control their signal’s modulation level and occupied bandwidth.  Radio and television stations must utilize audio processing to comply with these governmental regulations as well as to improve the quality of their signals. According to the FCC, there were approximately 14,000 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2007.  The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2005, to be over 48,400 and over 19,200, respectively.  Although there has been consolidation in the radio industry in the United States, it is our experience based upon our sales trends that demand continues to be strong for quality audio processing equipment, although there is no trade or industry group that maintains this type of data.  Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some radio and television stations to replace equipment before the end of its useful life.

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

Much of the Internet’s rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web’s capabilities and improved users’ experiences.  Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and e-mail services to a much richer environment, capable of delivering graphical, interactive and multimedia content.  Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety.  As a result, live Internet broadcasts were not possible.  The development of streaming media products from companies such as Microsoft Corporation and RealNetworks, Inc. enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous “streams” of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kbps narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies.  We believe there are now over 6,100 radio stations with Internet sites.  This includes over 4,700 radio stations that are offering Webcast or streaming services.  With the Internet having no geographic limits, thereby allowing a worldwide audience to listen to existing radio stations we believe that we have an opportunity to generate increases in our revenues.  The audio quality of Internet radio streams still lags behind that of conventional audio.  We believe that we already have many of the solutions for the audio quality issues being presented by these new formats and delivery systems, as outlined below.

Business Plan and Growth Strategy

Our strategy consists of the following:

Streamline Operations. We continue to work to streamlining our Orban and our legacy CRL operations in order to achieve economies of scale, manufacturing and marketing efficiencies, reduced operational expenses and cross-selling opportunities. The combined operation of Orban/CRL provided many new products and product lines.  Both Orban and CRL products have been and will continue to be sold through dealership networks as well as international distributors.

Manufacturing.  During 2006 we consolidated our US manufacturing into our new corporate headquarters located in Tempe, Arizona.  We have increased our manufacturing capacity by outsourcing most low-level assemblies and subassemblies.  Final assembly and a full range of quality controls are performed from our headquarters in Tempe, Arizona.  The goal is to be more responsive to customers’ demands for advanced products while increasing efficiencies and maintaining the same high standards of performance and quality that Orban and CRL have achieved over the past 35 years. By incurring one-time charges of approximately $198,300 in 2006 we are able to realize a savings of approximately $432,000 annually in occupancy costs.  We are currently shipping all of our US manufactured products out of our Tempe plant.  We currently have a backlog of orders totaling approximately $2.3 million (unaudited).

As a part of the consolidation, our Northern California Research and Design Center Group remained in San Leandro, California, just north of Silicon Valley, and all manufacturing and assembly work formerly done in our San Leandro plant was moved to Tempe.  This allowed us to reduce our occupancy costs in California, while keeping our Northern California Research and Design Center Group close to the country’s most advanced digital technology enterprises in the San Francisco Bay area.

Focus on Core Audio Processing Business. We will continue to focus on growing our core audio processing business because:

●

We believe that we are a leading producer of broadcast transmission audio processing equipment for the broadcast industry;

●

Although there has been consolidation in the radio industry in the U.S., it is our experience, based upon our sales trends, that demand continues to be strong for quality audio processing equipment;

●

Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing technology and equipment causes some radio and television stations to replace equipment before the end of its useful life; and

●

We believe that our depth of product line, technical superiority, and strong distribution channels have positioned us to increase our market share, especially in burgeoning international markets where growth is being spurred by increased radio station usage and the issuance of new radio licenses.

Develop New Products and Acquire Additional Product Lines.  We are exploring and developing new products, such as our Opticodec line of digital encoders and decoders which gives us our first Digital Transmission System for use over the Internet, as well as Integrated Services Digital Network (ISDN), ATM and Frame Relay phone lines with its TCP/IP address ability.  We spent approximately $1.9 million and $1.8 million on research and development in 2007 and 2006, respectively, primarily related to our PC based products and our Opticodec products.  We intend to continue in the future to devote a significant percentage of our revenue to research and development.  In addition, we intend, when circumstances permit, to make strategic acquisitions of additional product lines that are adaptable and complementary to our existing products.

Increase Penetration in Emerging Markets.  We believe that the emergence of rich multimedia capabilities, such as streaming audio and video, has significantly enhanced the effectiveness of the Web as a global mass communications medium and has accelerated the adoption of corporate intranets as a means to improve communications within enterprises.  These enhanced multimedia capabilities, combined with the unique interactive properties of the Internet, are attracting a large and expanding audience and an increasing breadth and depth of content and online commercial applications.  As the Web continues to evolve as a mass communications medium, we believe that certain types of content currently delivered through traditional media, such as radio and television, increasingly will be delivered over the Internet.  We believe that we have products, including our Opticodec-PC, that successfully address the audio quality issues being presented by these new formats and delivery systems, and we intend to leverage our technologies in the rapidly growing markets of digital audio broadcasting (DAB), digital television (DTV), cable television and Internet-related audio delivery.

Principal Products

Our CRL operation manufactures and markets audio processing equipment, primarily using analog technology, under the CRL, Millennium, TVS and Amigo brand names.  Our Orban operation also manufactures and markets audio processing equipment, but primarily uses digital technology, under the Orban, Optimod, Audicy and Opticodec brand names.  The combined product line can be separated into four different series or product families:  FM Series, AM Series, TV Series, and other audio post-production workstations.

In each of 2007 and 2006, our Orban products accounted for 99% of net sales while our CRL products accounted for the remaining 1%.

The FM Series of Products

Optimod-FM 8500.  The 8500 was introduced in February 2005.  The Optimod-FM 8500 was designed to be Orban’s flagship processor and the next step beyond the Optimod-FM 8400.  The 8500 features versatile five-band and two-band processing for both analog FM transmission and digital radio, and provides the industry’s most consistent sound, track-to-track and source-to-source.  This consistency allows one to create a sonic signature for transmission with the assurance that your signature will stay locked in, uniquely branding to one’s own sound.  The Optimod –FM 8500 allows the customer to save money by not having to purchase more than one processor because it allows FM stations to simultaneously transmit iBiquity’s HD Radio®, Eureka 147, or a netcast.  The 8500 provides stereo enhancement, equalization, AGC, multiband compression, low-IM peak limiting, stereo encoding, and composite limiting.

Optimod-FM 8300.  The 8300 was introduced in the spring of 2003.  It is our mid-priced digital-FM processor, replacing the Optimod-FM 8200 Signature Series in our product line.  The 8300 uses a significant amount of technology first developed for the 8400 product, including window-gated dual-band AGC, a versatile equalization section, an “intelligent” clipper distortion controller, our patented “Half-Cosine Interpolation” composite limiter, and our patented ITU multiplex power controller, which is important for customers in some European countries.  The 8300 will run all 8400 “low latency” presets, allowing presets to be developed on the 8400 and ported to the 8300 via the 8300’s included PC Remote software.  The 8300 is the first of our products to use a new modular control microprocessor platform, based on a 100 MHz 586-class microprocessor and offering built-in Ethernet networking.  We expect to lower the cost of manufacturing and development by applying this new modular platform in new products.

CRL Amigo-FM.  The CRL Amigo-FM Audio Processor is an integrated “one box” processing system for small to mid-size radio stations on a tight budget.  It is a single unit with a dual band AGC, a variable pre-emphasis multi-band limiter, and digitally synthesized stereo generator.

Other FM products.  Other CRL FM products include the Millennium, a digital audio processor, Modulation Signature, a multi-band limiter, the SG-800A Stereo Generator, and the SCA-300B Sub carrier Generator.  In addition, Orban offers the 222A, which is a stereo spatial enhancer.

The AM Series of Products

Optimod-AM 9400.  We introduced Optimod-AM 9400 in September of 2005.  This is our flagship AM processor, offering independent processing for analog AM (mono or stereo) and digital channels like HD AM, netcasts, and Eureka 147.

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

Other AM Products.  Our CRL division, also offers, at a lower price point, the Amigo Talk, Amigo HF, AGC-400 Automatic Gain Controller, the SEC-400 Multi-Band Compressor/Equalizer, the PMC-450 Limiter and the AM-4 Monaural Audio Processing System.

Television Products

Optimod-TV 6300. The  Optimod-TV 6300 is our top-of-the-line digital audio processor for two-channel (left and right audio channels) digital television transmissions (DTV).  It provides two-band and five-band Optimod processing structures and is compatible with all digital television applications, including conventional land-based, cable or satellite distribution of mono, two-channel or Dolby Surround encoded programs.  It has three out-puts which can be selected to provide four different processing solutions (AGC, AGC plus limiting, multi-band, or limiting with multi-band).

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

Audicy.  Orban manufactures and sells digital audio production and video post-production workstations under the Audicy brand name.  The workstations feature a simple set of controls and other features designed to reduce customer-training costs.

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

Marketing and Customers

Our products are available to AM and FM radio stations, television stations and Internet broadcasters around the world.  According to the FCC, there were approximately 14,000 radio stations and approximately 4,500 television stations licensed in the United States as of December 31, 2007.  The Information Resource Center of the National Association of Broadcasters, using data compiled by the Central Intelligence Agency, calculated the number of radio stations and television stations worldwide, as of January 2005, to be over 48,400 and over 19,200, respectively.  Stereo broadcasting in both radio and television requires audio processing equipment.  Based on replacement equipment orders, we estimate that the average useful life of audio processing equipment is less than five years, and improvements in audio processing equipment cause some stations to replace equipment before the end of its useful life.

Sales of our products are conducted primarily through wholesale distributors and dealers.  Most distributors of our products are also distributors for manufacturers of other products used by radio and television stations.  None of our distributors solely distributes our products.

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership.  As a result, several corporations each now own a substantial number of radio and television stations.  These corporations are the largest indirect purchasers of our audio processing and post-production equipment.  In 2007, our largest customer, Harris Corporation, accounted for approximately 10% of net sales.  In 2006, the same customer accounted for approximately 17% of net sales.  Our second largest customer, Broadcast Supply Worldwide, accounted for just over 9% of our net sales for 2007 and 15% of our net sales in 2006.  Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment.  We rely to a large extent on replacement orders placed by existing customers.  In 2007, our domestic customers account for approximately 46% of our sales revenues, while foreign customers accounted for 54% of our net sales revenue.  In 2006, our domestic customers accounted for approximately 55%, while our foreign customers accounted for approximately 49% of our net sales revenue.  Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

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

We have pursued registration of our key patents and trademarks in the United States and overseas.  We own several U.S. registered trademarks including Orban, Optimod, Audicy, Dynafex, CRL, CRL Systems and Millennium and have filed registrations for these marks in Canada, Japan, India, Brazil, Taiwan, Austrailia and certain European countries.

As of April 14, 2008, we hold the following U.S. patents, which we deem to be of material importance to our competitive position within our industry:

●

United States Patent No. 4,837,824, entitled “Stereophonic Image Widening Circuit”  Grant Date:  June 6, 1989, expires in 2009.

●

United States Patent No. 5,050,217, entitled “Dynamic Noise Reduction and Spectral Restoration System”  Grant Date:  September 17, 1991, expires in 2011.

●

United States Patent No. 5,444,788, entitled “Audio Compressor Combining Feedback and Feedforward Sidechain Processing”  Grant Date:  August 22, 1995, expires in 2015.

●

United States Patent No. 5,737,434, entitled “Multi-Band Audio Compressor with Look-Ahead Clipper”  Grant Date:  April 7, 1998, expires in 2018.

●

United States Patent No. 6,337,999, entitled “Oversampled Differential Clipper”  Grant Date:  January 8, 2002, expires in 2022.

●

United States Patent No. 6,937,912, entitled “Anti-aliased clipping by band-limited modulation with step functions”  Grant Date:  August 30, 2005, expires in 2025.

Patents issued prior to 1985 have a 17-year term.  Patents issued after 1985 generally have a term of 20 years from the date on which the application for the patent was filed in the United States or, in special cases, from the date an earlier related application was filed.  Under U.S. law, the right conferred by the patent grant is the right to exclude others from making, using, offering for sale or selling the invention in the United States or importing the invention into the United States.  What is granted is not the right to make, use, offer for sale, sell or import, but the right to exclude others from making, using, offering for sale, selling or importing the invention.  Once a patent is issued, it is up to the patentee to enforce the patent.  We cannot guarantee that we will discover any or all infringements of our patent rights.

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

Vendors

We purchase raw materials from various vendors.  Currently, we can obtain the component parts necessary for the manufacture of our products and equipment from a variety of sources.  We have two vendors that in 2007 provided 35% of our total raw material purchases.  Nevertheless, as technology improves, certain component parts may become obsolete and our vendors may discontinue their production of such parts.  If this occurs, we may not be able to obtain these necessary component parts from alternative sources.  As a result, we may be forced to design around these parts or make a one-time lifetime purchase of discontinued parts so that we are able to continue producing our products and equipment.

Employees

As of April 14, 2008 we had 77 full-time employees.  Our headquarters, located in Tempe, Arizona, employs 44 persons.  Our Northern California Research and Design Center, in San Leandro, California employs 21 persons.  Our office located in Benton, Arkansas employees 6 persons.  Our Orban-Europe office, located in Ludwigsburg, Germany, employs 4 persons.  Our facility in Permerand, Netherlands employees 2 persons.

Our employees are not represented by a labor union.  We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

On January 1, 2002, we leased 33,777 square feet of manufacturing and office facilities in San Leandro, California.  The term of the lease was for 60 months, which ended on December 31, 2006.  The base rent was approximately $27,022 per month during 2002 and increased at a rate of 4% annually.  We consolidated the San Leandro manufacturing operations in our Tempe, Arizona facilities during 2006, and did not exercise the renewal option.  As part of our consolidation, our Northern California Research and Design Center Group remained in San Leandro, California, in premises we leased on September 25, 2006. The lease agreement became effective on October 25, 2006 and has a term of 63 months.  The initial base rent under the lease is $9,183 per month with incremental rent increases approximately every 12 months, culminating in a monthly base rent of $10,335 during the final 12 months of the lease.  The square footage of the premises is 7,782.

On January 18, 2002 we assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialgo4 Systems Engineering, GmbH.   The base rent under the lease is approximately $2,900 per month.  The lease is for approximately 750 square feet and is scheduled to end on September 30, 2008 with an automatic 12 month renewal each year unless we terminate the lease 6 months in advance.  Our intention is to let the lease automatically renew for another 12 months.

On October 7, 2005, we took possession of an office facility in Permerand, Netherlands.  The base rent under the lease is approximately $1,500 per month.  The lease is for approximately 750 square feet and has a term of 60 months and is scheduled to end on September 5, 2010.  The lease has an automatic 60 month renewal unless we terminate the lease 12 months in advance.

On November 14, 2005 we entered into a lease with an option to purchase the manufacturing and corporate office facilities at 7970 S. Kyrene, Tempe, Arizona.  The option to purchase is during the period from September 1, 2008 to January 31, 2010.  The 60-month lease term commenced on February 1, 2006 with the Company being able to take early occupancy on January 16, 2006.  We lease 36,300 square feet at a base monthly rent of approximately $23,595.  After the initial year of the lease term, the monthly payments increase at a rate $0.02 per square foot annually.  We have one five (5) year option to renew at the market price after the initial lease term.

On August 1, 2006, we entered into a lease agreement for offices at 920 Edison Avenue, Suites 1, 2, 3 and 4, Benton, Arkansas.  The initial base rent under the lease is $4,000 per month for a term of 48 months.  The offices have 6,000 square feet.

Rent expense for the years ended December 31, 2007 and 2006 was $713,167 and $949,103, respectively.

ITEM 3. LEGAL PROCEEDINGS

Dialog4 System Engineering GmbH v. Circuit Research Labs, Inc., Charles Jayson Brentlinger and Tammy Brentlinger, United States District Court for the District of Arizona, Case No. CV07-2534-PHX-MHM, was filed on December 14, 2007.  Plaintiff, a German corporation, sold certain business assets to a subsidiary of Circuit Research Labs, Inc. in 2002, in exchange for 1,250,000 shares of the Company’s common stock and other consideration.  At the same time, plaintiff entered into an agreement for Mr. Brentlinger to purchase the stock under certain circumstances and on specified terms and conditions.  Disputes arose regarding the parties’ obligations under the asset purchase agreement, and the parties arbitrated those disputes in Stuttgart, Germany in 2004, resulting in an arbitration award in favor of Dialog4.  Further disputes arose regarding the parties’ obligations under the arbitration award, and Dialog4 filed a lawsuit in federal court in Arizona to enforce the arbitration award.  The parties entered into a settlement of those disputes in 2005 and that lawsuit was dismissed.  The current lawsuit, filed on December 14, 2007,  arises from disputes over the obligations under the settlement agreements.  Dialog4 has now sued the Company and Mr. and Mrs. Brentlinger, alleging that the Company has breached the settlement agreement by failing to maintain the registration regarding the stock which Dialog4 acquired in 2002 (the Company satisfied its payment obligations under the settlement agreement), and that Mr. Brentlinger has breached the stock purchase agreement by failing to buy the stock from Dialog4.  The Complaint seeks an order compelling the Company to register the stock in question, an order confirming and enforcing the arbitration award, and an order compelling Mr. Brentlinger to buy the remaining stock held by Dialog4.  The Company would be required to make an additional payment if the financial terms of the arbitration award were enforced.  Defendants have answered, denying liability.  The court conducted a scheduling conference on February 28, 2008 and directed that discovery be concluded by August 29, 2008, with expert disclosures and dispositive motions to be completed by September 26, 2008.  No trial date has been set.  As of December 31, 2007, no loss has been accrued based on the potential outcome of this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

Calendar Quarter	High	Low
2006
First Quarter	$0.99	$0.80
Second Quarter	0.95	0.41
Third Quarter	0.75	0.40
Fourth Quarter	0.65	0.24
2007
First Quarter	0.30	0.16
Second Quarter	0.64	0.17
Third Quarter	0.60	0.30
Fourth Quarter	0.55	0.30

As of April 11, 2008, there were 8,648,459 shares of common stock outstanding held by approximately 265 shareholders of record.  We have not paid any cash dividends on our common stock, and pursuant to the terms of several of our debt agreements, we cannot pay cash dividends while the debt remains outstanding.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

During the fourth quarter of fiscal year ended December 31, 2007, we did not repurchase any shares of our common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion of our financial condition and results of operations together with the financial statements and the accompanying notes included elsewhere in this report.  This discussion contains forward-looking statements that are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements

Overview

We had a net income of $107,276 for the year ended December 31, 2007 compared to a net loss of $2,163,513 reported in 2006.  The net loss in 2006 was primarily attributed to costs associated with the move of our manufacturing facility from California to our new headquarters located in Tempe, Arizona, along with long lead times for components associated with the implementation of an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants.  The 2006 net loss also contained a goodwill impairment charge that was recorded which was $944,330.  With the move complete, our 2007 financial results were primarily affected positively by our ability to realize some economies of scale from our focus on the increase in our manufacturing output.

Recent Events

In August 2007, the IRS informed us that it had selected our 2005 tax year for examination.  In February 2008, the audit was concluded and the IRS found that the 2005 tax return needed to be adjusted by an additional liability of $3,312, which represented an increase in the Alternative Minimum Tax.

On February 5, 2008, the Company and Jayson Russell Brentlinger entered into an agreement to convert to equity several promissory notes of the Company totaling $1,795,000 in principal and $247,840 of unpaid interest as of December 31, 2007.  The promissory notes were converted into Series A Preferred Stock with a par value or a liquidation value of $100.00 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred may be converted at the holder’s option into 300 shares of common.

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an extension agreement, to be effective as of December 31, 2007, restructuring the terms of the Harman Note now held by Mr. Brentlinger, such that the outstanding principal balance now be payable on or before December 31, 2010 (the “New Maturity Date”) and no payments of principal be due until the New Maturity Date.  Payments of interest shall continue to be made monthly in accordance with the terms of the Harman Note.  The Company may prepay all or any portion of the principal of the Note at any time or from time to time.

Business Overview

We develop, manufacture and market high-quality electronic audio processing, transmission encoding and noise reduction equipment for the worldwide radio, television, cable, Internet and professional audio markets.  In recent periods, we have acquired the assets of other companies within our industry or in related industries into which we desire to expand.  In May 2000, we acquired the assets of Orban, Inc., a producer of audio editing and processing equipment.  In May 2001, we acquired the assets of Avocet Instruments, Inc., a supplier of quality audio receivers and coders for the television and post-production industry.  In January 2002, we acquired the assets of Dialog 4, a leader in ISO/MPEG, audio, ISDN, satellite transmission, networking and storage technology.

Our acquisition of the Dialog 4 product line led to the establishment of our Orban Europe offices in Ludwigsburg, Germany.  We face risks arising from foreign currency fluctuations because transactions from our European office are often denominated in Euros rather than dollars.

We continue to work through the challenge of overcoming obstacles produced as a result of different processes resulting from the consolidation of our manufacturing and the move during 2006 into our Tempe facilities.

We believe the increased consolidation within the radio and television industries provides potential opportunities for our Company.  For example, we believe that as larger radio and television stations purchase smaller stations, orders for new equipment may increase in order to upgrade equipment at these smaller stations, which may otherwise have delayed making purchases of such upgraded equipment.

Results of Operations

     The following table sets forth for the periods indicated certain summary operating results:

	Year Ended December 31,
	2007	2006
Revenues:
Net sales	$12,894,320	$12,677,090
Gross profit on net sales	7,118,256	$6,877,313
Gross profit margin	55%	54%
Net cash provided by operating activities	96,645	720,641
Net cash (used in) provided by investing activities	(21,431)	100,591
Net cash (used in) provided by financing activities	32,062	(928,850)
Net income (loss)	$107,276	($2,163,513)
Net income (loss) as a percent of net sales	1%	(17% )
Income (loss) per share — basic	$0.01	$(0.25)
Income (loss) per share — diluted	$0.01	$(0.25)

For the year ending December 31, 2008, our principal working capital requirements will be the payment of normal recurring operating costs and scheduled debt service payments.  Management believes that the transactions comprising the Harman debt reassignment and related extension agreement, which are discussed elsewhere herein, will help us meet these requirements from expected operating cash flows.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Net Sales.  Net sales for the year ended December 31, 2007 were $12.9 million compared to $12.7 million in 2006, an increase of 2%.  The increase in net sales was primarily attributable to a demand for our higher end products, particularly the Company’s FM Optimod 8500.

Sales for the years ended December 31, 2007 and 2006 were conducted primarily through wholesale distributors and dealers.  In 2007, one of our largest customers, Harris Corporation, accounted for approximately 10% of net sales, and in 2006 accounted for approximately 17% of net sales.  Broadcast Supply Worldwide accounted for just over 9% of our net sales for 2007, and in 2006 accounted for approximately15% of net sales.

International sales in 2007 and 2006 totaled $7,022,312 and $6,191,932, respectively, or approximately 54% and 49%, respectively, of our total sales during those years. The primary reason for the increase in international sales in 2007 was due to the weak U.S. Dollar.  In February 2008, the Company announced that the Orban Europe office will be fully responsible for all sales, orders, repairs and accounting in the European Union.  The European Union sales alone accounted for approximately 31% of all sales.  By moving these functions over to the European office, the company can take advantage of the ability to service our dealers and customers during the European daytime hours, which will then in turn help to increase our European sales.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency.  After the acquisition was completed, we required that sales from our German office be paid in either Euros or U.S. Dollars.  Along with making our European office responsible for all European Union sales, we also required that all sales made out of that office be paid in Euros.  All other export sales are denominated in U.S Dollars.

Gross Profit.  The gross profit margin for the year ended December 31, 2007 was 55% compared to 54% for 2006, or $7.1 million in 2007 as compared to $6.9 million in 2006.  The overall increase in the gross profit as a percentage of net revenues is primarily attributed to increased demand for our products, coupled with our ability to increase production runs and reduce costs associated with set up and labor. Other contributing factors include a percentage decrease in our variable expenses as a result of larger quantity material purchases, offset by a modest discount in the unit price.

Selling, General and Administrative.  Total selling, general and administrative expenses (“SG&A”) in 2007 was $4.9 million, a decrease of 8% as compared to the $5.3 million reported in 2006. As a percentage of net sales, SG&A decreased to 38% for the year ended December 31, 2007 from 42% in 2006.  The decrease in SG&A expense is due primarily to a decrease of approximately $392,000 in marketing expenses in 2007 compared to 2006.  An expense of $198,314 was recorded in 2006 which represented one-time costs associated with the consolidation of the corporate headquarters in Tempe, Arizona,

Research and Development.  Research and development expense was $1.9 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.  As a percentage of net sales, research and development increased to 15% for the year ended December 31, 2007 and from 14% in 2006.

Other Income (expense).  Other income (expense), net, for the year ended December 31, 2007 was approximately $50,861, after giving effect to $243,659 of other income resulting from the forgiveness of accrued interest recorded with the definitive agreement with Harman.  Other income for the year ended December 31, 2006 was approximately $857,000, of which $822,000 represented interest including rights granted for convertible debt along with other share related expenses.

Total interest expense for 2007 was $288,449.  For the year ended December 31, 2006, total interest expense was approximately $237,000.  The increase in interest expense is attributable to the conversion of trade payables into a note payable along with loans made to the company in 2007 by Jayson Russell Brentlinger.  See Notes 5 & 6 of Notes to Consolidated Financial Statements included elsewhere in this Report.

Net Income (loss).  In 2007, we had a net income of $107,276 compared to a net loss of $2,163,513 for 2006.  The net loss in 2006 was primarily attributed to costs we incurred to consolidate and move our manufacturing facility to our new headquarters in Tempe, Arizona, long lead times for components associated with the implementation of an EU directive requiring that electrical and electronic equipment placed on the EU market after July 1, 2006 contain restricted levels of lead, mercury, cadmium, hexavalent chromium and brominated flame retardants, and a $944,330 goodwill impairment the Company recorded in 2006.

Liquidity and Capital Resources

We had net working capital of approximately $.08 million at December 31, 2007, and the ratio of current assets to current liabilities was 1.04 to 1.  At December 31, 2006, we had negative net working capital of approximately $2.7 million and a current ratio of .58 to 1.  The decrease in working capital deficit is attributable to the reclassification of approximately $2,989,400 of short term debt in accordance with the conversion agreement and extension agreement as discussed below.

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to repurchase 1,509,804 shares of the Company’s common stock then owned by Harman, 1,000 shares of common stock of CRL International, Inc., and two promissory notes payable to Harman, one made by the Company ($2,265,030, unpaid principal) and the second by C. Jayson Brentlinger ($1,000,000, unpaid principal), the Company’s President and CEO.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.95% of the shares outstanding.  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the two promissory notes.  Jayson Russell Brentlinger, father of C. Jayson Brentlinger, funded the transaction, in exchange for the assignment to him of the notes and shares held by Harman.

As part of the transaction, the Company’s obligation to Harman in the principal amount of $2,265,030 was assigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6% per annum from July 13, 2007, the date of the transfer.  Accrued interest under the Harman restructured obligation in the amount of $243,659, was forgiven by Harman and was recorded as other income.  The terms of the agreement are such that no payments were due or payable until January 1, 2008, and all interest accruing on the Note between July 13, 2007 and December 31, 2007 were to be accumulated and added to the principal of the Note as of January 1, 2008.

On February 5, 2008, the Company and Jayson Russell Brentlinger agreed to convert to equity several promissory notes of the Company totaling $1,795,000 and $247,840 of unpaid interest, accrued through December 31, 2007.  The notes were converted into Series A Preferred Stock of the Company.   The notes and accrued interest were extinguished and the total amount due, $2,042,840, was converted into Series A Preferred Stock at the rate of $100 per share of preferred stock.  The Company will pay cumulative dividends on the Series A Preferred Stock at the rate of seven percent per annum, payable monthly in arrears.  Each share of Series A Preferred Stock shall be convertible at the option of the holder, into 300 shares of Common Stock of the Company.

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an extension agreement, to be effective as of December 31, 2007, restructuring the terms of the Harman Note held by Jayson Russell Brentlinger such that the outstanding principal balance shall be payable on or before December 31, 2010 (the “New Maturity Date”) and no payments of principal be due until the New Maturity Date.  Payments of interest shall continue to be made monthly in accordance with the terms of the note.  The Company may prepay all or any portion of the principal of the note at any time or from time to time.

With the Harman debt reassignment and the conversion and extension agreements completed, management believes that it will be able to use projected cash flows to meet current operational needs and make scheduled interest payments due Jayson Russell Brentlinger.  Jayson Russell Brentlinger is the father of our president and chief executive officer, C. Jayson Brentlinger.

We owe Solectron GmbH $227,107 as of December 31, 2007.  This obligation is a result of claims originating between Solectron GmbH and Dialog4.  On January 20, 2004, we renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.  We have not paid Solectron $227,107 because we have not received $243,000 of inventory pursuant to the agreement entered into between Dialog4 and Solectron, which we were found by a court in Germany to have assumed to the benefit of Dialog 4.  As of December 31, 2007, we have paid Solectron $487,820 in principal and $72,733 in interest.  C. Jayson Brentlinger, President and CEO of the Company, has signed a personal guarantee under the settlement agreement with Solectron.  We agreed to indemnify Mr. Brentlinger should he be required to make any payment under this agreement.  The inventory of $243,000 is reported in other assets pending delivery of that amount by Solectron.

On March 30, 2005, the Company and Dialog4 agreed upon settlement terms for all disputes between us.  We paid Dialog4 $490,000 on April 15, 2005 when the settlement papers were signed and paid an additional $475,000 on April 1, 2006.  On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, with the indebtedness evidenced by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  On February 8, 2008, this note was included in the Conversion Agreement as discussed above.

As part of the Dialog4 settlement, we agreed to resolve a separate employment dispute being litigated in Germany with Berthold Burkhardtsmaier.  When Mr. Burkhardtsmaier resigned from our Board of Directors in 2005, we agreed to pay him approximately $421,200 through monthly installments of $7,020 for 60 months.  See Note 8 of “Notes to Consolidated Condensed Financial Statements.”

The table below summarizes as of December 31, 2007 our contractual commitments under leases, debt instruments and employment contracts over the next five years.  We have no fixed commitments to purchase inventory or materials, and no commitment extends beyond 2012.  In addition, the schedule does not include $1,795,000 converted to Series A Preferred stock in February 2008.

Contractual Commitments

	2008	2009	2010	2011	2012
Solectron	$227,107
Dialog4	84,240	$84,240	$21,060
Avocet	3,588
Note to private investor			200,000
Vendor notes	293,316	75,380
Orban acquisition note to stockholder	20,000	180,000
Jayson Russell Brentlinger			2,265,030
Employment Agreements	1,061,674	1,061,674	617,364	$300,000	$300,000
Equipment and property leases	504,255	490,556	476,969	150,218	10,335
Total	$2,194,180	$1,891,850	$3,580,423	$450,218	$310,335

Working capital generated from 2008 operations will be used to service our commitments as detailed above.  Any excess working capital generated from 2008 operations will be applied to expand our business operations or for general working capital purposes.  Our ability to expand and generate additional revenue will primarily depend on our ability to generate sufficient working capital from operations.  We will closely monitor our working capital in 2008 as we evaluate any expenditure related to expansion.

Accounts receivable were approximately $1,282,000 at December 31, 2007, compared to approximately $830,000 at December 31, 2006.  The 54% increase in accounts receivable is primarily due to the increased sales in 2007 coupled with our customers not taking the prepayment discount of 5%.  Our allowance reserve was $109,054 and $33,361 for the years ended December 31, 2007 and 2006 respectively.

Total inventories were approximately $2,367,000 at December 31, 2007 compared to approximately $2,586,000 at December 31, 2006.  The value of inventory decreased by $219,160, or 8%. This was due primarily to stronger sales in the third quarter of 2007.

Sales to Major Customers and Export Sales

We sell our products primarily through wholesale distributors and dealers.  We recognize revenue generally upon shipment of products to customers.  In 2007, one of our largest customers, Harris Corporation, accounted for approximately 10% of net sales.  In 2006, Harris accounted for approximately 17% of net sales.  Broadcast Supply Worldwide accounted for approximately 9% of our net sales for 2007, and 15% in 2006.  Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.

International sales in 2007 and 2006 totaled $7,022,312 and $6,191,932, respectively, or approximately 54% and 49%, respectively, of our total sales during those years.  Prior to our acquisition of the assets of Dialog4 System Engineering GmbH on January 18, 2002, we required that all export sales be paid in U.S. currency.  After the acquisition was completed, we require that sales from our German office be paid in either Euros or U.S. Currency.  All other export sales are in U.S currency.  The primary reason for the increase in international sales in 2007 was the decrease in the value of the US dollar over the Euro along with an overall increased demand for our products internationally.

     Our export sales by region are as follows:

Region	2007	%	2006	%
Europe	$4,090,049	58%	$3,505,631	57%
Pacific Rim	1,429,263	20	1,065,631	17
Latin and South America	763,509	11	890,408	14
Canada and Mexico	513,555	7	553,561	9
Other	225,937	3	176,701	3
Total	$7,022,312	100%	$6,191,932	100%

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership.  In the last five years alone, four large corporations have acquired the vast majority of radio stations in the United States.  This control gives these corporations substantial ability to demand discounts from equipment distributors and manufacturers.

In 2007, we saw a reversal of years of consolidation in the radio markets, and to a lesser extent, in the television markets.  The four major groups that had acquired a large portion of the radio market are now divesting themselves of properties in less productive markets.  Both IBOC. In Band on Channel now known as HD Radio, and HD TV conversions within the domestic broadcast market continue to drive the sales of equipment distributors and manufacturers.

The Internet multimedia market was handed a setback when the government based Copyright Royalty Board (CRB) passed substantial increases in performance fees.  While the decision is being appealed, it has put a virtual stop to growth within the small internet radio market.  It has not slowed down the major terrestrial broadcasters and communications companies from expanding their networks both with IP and HD supplemental feeds.

The Latin America market, in the Caribbean South, Central America, and Mexico, consists largely of privately owned radio stations.  Our market share in this market has taken off in the HD Radio (Digital Radio) in the US/Mexico border where stations share audiences in both nations.  Other countries following the Mexico example include Brazil, Argentina, and Chile.

While radio and television ownership in the Western European market is predominantly private, this market is largely mature and is not characterized by a large amount of growth.  Conversely the Eastern European market is growing rapidly as more and more radio and TV stations are being established, we cannot predict the rate at which this market will grow nor the ultimate size of this market.

Internet Radio, 3G, Podcasting, DMB and DAB are gaining momentum in many European Countries; we are enjoying good success from these growing new and developing markets with our OPTIMOD PC products.

With the opening of private broadcasting in India in the last year, a competitive market has been open which will influence neighboring countries to follow the Indian example stimulating the private sector.  However, we cannot predict the rate at which this market will grow nor the ultimate size of this market.

Given the price sensitivity in the Asian markets (including China), we expect demand for our lower priced products to remain steady in this region.   With the implementation of HD Radio (Digital Radio) in Thailand, other Asian countries are rapidly adopting laws to allow this technology.  A few of the most enthusiastic markets looking at this technology are Malaysia, Singapore, Indonesia, and Vietnam.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 also requires expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not believe that the adoption of SFAS No. 157 will have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions.  This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 did not have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  With certain limitations, early adoption is permitted.  We do not believe that the adoption of SFAS No. 159 will have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was effective for all business acquisitions with an acquisition date on or after January 1, 2009.  This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of the acquisition.  SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity.  We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued FAS 160, “Noncontolling Interests in Consolidated Financial Statements –An Amendment of ARB No. 51” which changes the accounting and reporting for minority interests.  Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings, FAS 160 is effective for annual periods beginning on or after December 15, 2008.  The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the risk factors listed below and all other information contained in our periodic filings with the SEC before investing in our common stock.  You should also keep these risk factors in mind when you read the forward-looking statements set forth in this report and in our other public reports and other filings.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

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

Under the terms of our debt agreements with Harman, which were acquired on July 13, 2007 by Jayson Russell Brentlinger, the father of the Company’s Chairman and CEO, we are subject to certain covenants that prevent us from obtaining additional credit facilities without the prior written approval of the creditor under these agreements (i.e., Mr. J. Russell Brentlinger).  This limitation on our ability to obtain additional credit facilities may curtail our ability to make strategic acquisitions and to conduct research and development.  This in turn could jeopardize our competitive position within our industry.  In addition, our obligation to this creditor is secured by a security interest in substantially all of our assets.  Our inability to grant a security interest to other lenders is another factor that may limit our ability to obtain third-party financing.

Foreign currency fluctuations could adversely affect our results of operations.

In 2002, we acquired the assets of Dialog4 and this acquisition led to the establishment of our Orban Europe offices in Ludwigsburg, Germany.  Transactions and expenses of our Orban Europe operations are conducted in Euros, which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results.  For instance, a strengthening of the U.S. dollar against the Euro could reduce the amount of cash and income we receive and recognize from Orban Europe.  Furthermore, it is likely that for accounting purposes we will recognize foreign currency gains or losses arising from our operations in Europe on weighted average rates of exchange in the period incurred and translate assets and liabilities of these operations into U.S. dollars based on year-end foreign currency exchange rates, both of which are subject to currency fluctuations between the U.S. dollar and the Euro.  As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

In 2006, we derived approximately 4% of our total revenues from our Orban Europe operations while in 2007 we also derived approximately 4%.  This percentage may increase in future years as we further develop and expand our operations in Europe.  We cannot predict the effects of exchange rate fluctuations on our operating results.  We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure.  If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Compliance with environmental laws in the member states of the European Union could be costly and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial conditions.

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

If our products do not comply with these directives or are not otherwise exempt from the scope of WEEE and RoHS, we may suffer a loss of revenue, be unable to sell non-compliant products in the EU member states, be subject to penalties and enforced fees and/or suffer a competitive disadvantage.  Costs to comply with WEEE and RoHS and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs.  We may also be required to take reserves for costs associated with compliance with these directives.  We cannot assure you that the costs to comply with these new laws or with current and future environmental laws will not have a material adverse effect on our results of operations, expenses and financial condition.  In addition, similar legislation could be enacted in other jurisdictions, including in the United States, which could negatively impact our results of operations and financial condition.

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

Our President, Chief Executive Officer and Chairman of the Board and members of his family exercise significant control over us.

Charles J. Brentlinger, our President, Chief Executive Officer and Chairman of the Board, currently controls 2,298,890 shares of our common stock and controls options (held by a family limited partnership which he manages)  to purchase approximately 1,565,000 additional shares.  Based on a total of 8,648,459 shares of our common stock issued and outstanding as of April 14, 2008, if Mr. Brentlinger’s family limited partnership exercises all of his options he will own of record and beneficially approximately 36.62% of our issued and outstanding shares.  In addition, Mr. Brentlinger’s father, Jayson Russell Brentlinger, owns 2,158,273 shares of our common stock which includes 1,509,804 that he received from Harman when the note was reassigned to Mr. Brentlinger as discussed in Note 7 in the Notes to the Consolidated Financial Statement set forth elsewhere in this report .  This means that Mr. Brentlinger exercises, (whether or not one consider shares owned by his father), and will continue to exercise, significant control over the business and affairs of our company.  Mr. Brentlinger’s exercise of this control may, in certain circumstances, deter or delay a merger, tender offers, other possible takeover attempts or changes in our management, which may be favored by some or all of our minority shareholders.

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

Pursuant to SEC Rule 3a51-1, our common stock is considered “penny stock,” and as such, certain sales restrictions apply to these securities.  The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer.  These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased.  In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer’s account and certain other information relating to the limited market in penny stocks.  These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so.  As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  Forward-looking statements include indications regarding our intent, belief or current expectations.  Discussions in this report under the headings “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as well as in other parts of this report include forward-looking statements.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, prospects and intentions, and other statements in this prospectus that are not historical facts.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  When used in this report, the words “expect,” “project,” “may,” “will,” “should,” “anticipate,” “believe,” “estimate,” “intend,” “objective,” “plan,” “seek” and similar words and expressions, or the negatives of these words or expressions, are generally intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Factors that could contribute to these differences include those discussed in “Risk Factors” and in other sections of this report.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  We qualify any forward-looking statements entirely by these cautionary factors.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Circuit Research Labs, Inc.

We have audited the accompanying balance sheets of Circuit Research Labs, Inc. as of December 31, 2007 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. at December 31, 2007, and the results of its operations, changes in stockholder’s equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Circuit Research Labs, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit Research Labs, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company’s working capital deficit, recurring losses and limited ability to secure additional debt or equity financing impose significant constraints on the Company’s operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 9 to the financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standard No. 123(R).

MCGLADREY & PULLEN, LLP
Chicago, Illinois
April 13, 2007

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$137,401	$30,125
Accounts receivable, trade, net of allowance for doubtful accounts of $109,054 in 2007 and $33,361 in 2006	1,282,042	830,571
Inventories, net	2,366,668	2,585,828
Other current assets	60,052	113,960

Total current assets	3,846,163	3,560,484

PROPERTY, PLANT AND EQUIPMENT — Net	149,762	264,684

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other	301,140	371,539

	6,832,818	6,903,217

TOTAL	$10,828,743	$10,728,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,515,167	$1,510,620
Note payable to stockholders	20,000	1,195,000
Current portion, note payable Brentlinger	0	537,498
Current portion of long-term debt	642,700	1,582,293
Accrued salaries and benefits	559,570	568,847
Customer deposits	470,085	534,407
Other accrued expenses and liabilities	558,150	333,110

Total current liabilities	3,765,672	6,261,775

LONG-TERM LIABILITIES
Notes Payable to Stockholders	4,060,030	0
Long-Term Debt, Less Current Portion	560,680	2,131,525
Total Long-Term Liabilities	4,620,710	2,131,525

Total liabilities	8,386,382	8,393,300

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006 — continued

	2007	2006
STOCKHOLDERS’ EQUITY
Preferred stock, $100 par value — authorized, 500,000 shares, None issued
Common stock, $.10 par value — authorized, 20,000,000 shares, 8,648,459 shares issued and outstanding at December 31, 2007 and 2006	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(7,816,955)	(7,924,231)

Total stockholders’ equity	2,442,361	2,335,085
TOTAL	$10,828,743	$10,728,385

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
NET SALES	$12,894,320	$12,677,090
COST OF GOODS SOLD	5,776,064	5,799,777

Gross profit	7,118,256	6,877,313

OPERATING EXPENSES
Selling, general and administrative	4,928,345	5,334,057
Research and development	1,945,541	1,812,107
Depreciation	86,233	93,720
Goodwill Impairment	0	944,330

Total operating expenses	6,960,119	8,184,214

INCOME (LOSS) FROM OPERATIONS	158,137	(1,306,901)

OTHER (INCOME ) EXPENSE:
Interest forgiven and miscellaneous	(237,588)	34,582
Interest and convertible debt expense	288,449	822,030

Total other (income) expense	50,861	856,612

INCOME (LOSS) BEFORE INCOME TAXES	107,276	(2,163,513)

INCOME TAXES	0	0

NET INCOME ( LOSS)	$107,276	($2,163,513)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	($0.25)
Diluted	$0.01	($0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	8,648,459	8,582,646
Diluted	8,764,459	8,582,646

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

	Common
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	7,946,337	$794,634	$8,426,947	($5,760,718)	$3,460,863

Issuance of common shares	702,122	70,212	124,868		195,080

Value of beneficial conversion feature upon issuance of convertible debt			328,312		328,312

Issuance of stock option liability upon adoption of FAS 123R			126,043		126,043

Reclassification of option liability upon adoption of FAS 123R			388,300		388,300

Net loss				(2,163,513)	(2,163,513)

Balance, December 31, 2006	8,648,459	864,846	9,394,470	(7,924,231)	2,335,085

Net Income				107,276	107,276

Balance, December 31, 2007	8,648,459	$864,846	$9,394,470	($7,816,955)	$2,442,361

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	$107,276	($2,163,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	136,353	184,860
Change in inventories reserve	71,163	(121,313)
Goodwill impairment	0	944,330
Expense for options, beneficial conversion debt rights and anti-dilution shares	0	589,434
Gain on sale of building	0	(131,610)
Interest Forgiven	(243,659)	0

Changes in assets and liabilities:
Accounts receivable	(472,250)	(130,396)
Inventories	147,997	223,070
Prepaid expenses and other assets	124,307	35,157
Accounts payable, accrued expenses and deposits	225,458	1,290,622

Net cash provided by operating activities	96,645	720,641

INVESTING ACTIVITIES:
Capital expenditures	(21,431)	(59,409)
Deposit for the purchase of building	0	(10,000)
Proceeds from sale of building	0	170,000

Net cash provided (used) in investing activities	(21,431)	100,591

FINANCING ACTIVITIES:
Proceeds from stockholder debt	620,000	733,000
Repayment of stockholder debt	(60,592)	(258,000)
Principal payments on long-term debt	(527,346)	(1,403,850)

Net cash provided (used) in financing activities	32,062	(928,850)

NET INCREASE (DECREASE) IN CASH	107,276	(107,618)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,125	137,743

CASH AND CASH EQUIVALENTS AT END OF YEAR	$137,401	$30,125

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 2007 and 2006 —
     continued

	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$113,442	$221,826

Income Taxes	$0	$34,146

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Conversion of accounts payable to notes payable and long-term debt	$94,841	$992,000

Notes payable to offset against accounts receivable	$20,779	$0

Notes payable reclassed to accounts payable	$25,371	$0

See Notes to Consolidated Financial Statements.

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Circuit Research Labs, Inc. (the “Company” or “CRL”) is an electronics company developing, manufacturing and marketing high quality audio processing and transmission encoding equipment for the radio, television and professional audio markets worldwide.

Principles of Consolidation — The consolidated financial statements include the accounts of Circuit Research Labs, Inc. and its wholly owned subsidiaries:  CRL Systems, Inc. (“CRL Systems”), CRL International, Inc.,  Orban Europe GmbH.,  CRL/Orban Netherlands Holding B.V. and CRL/Orban Netherlands Operating B.V. (collectively, the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

Significant accounting policies are as follows:

a.

Cash and Cash Equivalents.  Cash and cash equivalents are defined as cash and short term highly liquid deposits with initial maturities of three months or less.  The Company maintains its cash balances at financial institutions.  Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation.  At December 31, 2007 the Company has uninsured cash of approximately $319,044.

b.

Accounts Receivable.  The Company grants trade credit to its customers.  Receivables are valued at management’s estimate of the amount that will ultimately be collected.  The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience.  Based on management’s evaluation, the allowance for doubtful accounts was $109,054 at December 31, 2007 and $33,361 in 2006.

c.

Inventories are stated at the lower of cost (first-in, first-out method) or market. The reserve for obsolete inventory is based on specific identification of obsolete inventory items and usage requirements.  Based on management’s evaluation, the obsolete inventory reserve was $1,859,259 at December 31, 2007 and $1,788,097 in 2006.

d.

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the term of the lease.

e.

Goodwill. The Company adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002.  SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized.  The goodwill impairment test is a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary.  If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performs its annual impairment testing in the fourth quarter of each year.  As a result of the analysis performed in 2006, the Company determined by reference to the decline in the share trading price for the Company’s common stock in the fourth quarter 2006 that the carrying value of goodwill exceeded its share price-indicated value.  In connection with the impairment assessment performed, the Company recorded a charge of $944,330 to reduce the value of goodwill such that the Company’s Stockholders’ Equity would approximate the market capitalization indicated by the December 2006 share trading prices.  After conducting the impairment testing in 2007 using an outside valuation firm, it was concluded that no further impairment to goodwill had occurred.

f.

Long-lived assets — The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recorded for the years ended December 31, 2007 and 2006.

g.

Warranty — Our warranty period is two years from the date of sale for our digital products and one year from date of sale for our analog products.  Warranty expense was $105,168 and $134,687 for 2007 and 2006, respectively.  Our warranty reserves is as follows:

	2007	2006
Balance, beginning of year	$122,000	$122,000
Warranty accrual	105,168	134,687
Payments made	(105,168)	(134,687)

Balance, end of year	$122,000	$122,000

h.

Revenue — In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment.  The Company sells its products primarily through a network of wholesale distributors and dealers.  Our primary payment terms with our dealers and distributors are 5% prepayment with order net 30 after date of shipment.

In recent years, the radio and television industry in the United States has experienced a great deal of consolidation of ownership.  As a result, several corporations each now own a substantial number of radio and television stations.  These corporations are the largest indirect purchasers of our audio processing and post-production equipment.  In 2007, our largest customer, Harris Corporation, accounted for approximately 10% of net sales.  In 2006, the same customer accounted for approximately 17% of net sales.  Another one of our largest customers, Broadcast Supply Worldwide, accounted for just over 9% of our net sales for 2007 representing a decrease of 6% over 2006.  Harris Corporation and Broadcast Supply Worldwide are suppliers and distributors of broadcast equipment. We rely to a large extent on replacement orders placed by existing customers. No other customers accounted for more than 9% of net sales.

Sales transactions with distributors occur at prices fixed at the sale date without contingencies related to (i) the buyer’s resale of the product, (ii) the theft or damage of the product or (iii) future Company performance obligations to affect the resale of the product.  Purchasers have economic substance separate from the Company and expected sales returns can be reasonably estimated.  Because the Company does not sell on consignment or guarantee the resale of its products by its dealer or distributor network, the Company records revenue at the time of shipment in accordance with SFAS 48.

i.	Research and development costs, totaling $1,945,541 and $1,812,107 for the years ended December 31, 2007 and 2006, respectively, are charged to expense as incurred.

j.

Income taxes — Income tax expense is calculated under the liability method as required under SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the tax rates that will be in effect when these differences reverse.  The benefit of our operating loss carryforwards has been reduced 100% by a valuation allowance at December 31, 2007 and 2006 because it cannot be assured that the Company will benefit from the loss carryforwards in reducing future income taxes.

k.

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

l.

Net Income (loss) per share — In calculating net income per share for the twelve months ended December 31, 2007 and 2006, the effects of 2,247,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt were not used for computing diluted earnings per share because the option exercise prices were higher than the market price of the common stock.  For the twelve months ended December 31, 2006, the effect of 2,607,000 shares relating to options to purchase common stock were not used for computing diluted net loss per share because the results would be anti-dilutive.  Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options.

Our basic earnings per share and dilutive earnings per share are summarized as follows:

	For the Year Ended
	December 31,
	2007	2006
Numerator
Net Income (loss)	$107,276	($2,163,513)

Denominator Dilutive Shares
Options	116,000	0
Total Dilutive securities	116,000	0
Weighted average shares - basic	8,648.459	8,582,646
Weighted average shares - diluted	8,764,459	8,582,646
Basic income (loss) per share	$0.01	$(0.25)
Diluted income (loss) per share	$0.01	$(0.25)
Potentially dilutive shares remaining
Options	2,131,000	2,607,000
Convertible Debt	266,667	0
Total Potentially dilutive securities	2,397,667	2,513,667

m.

Advertising Costs — Advertising costs are expensed as incurred with the exception of any expenses paid in connection with a sales event that has not yet taken place.  Those advertising costs are classified as prepaid expense items until after the sales event.  Advertising expense for the years ended December 31, 2007 and 2006 were $106,862, and $70,253, respectively.

n.

Shipping and handling costs — It is our policy to classify shipping and handling costs as part of selling, general and administrative expenses in the statement of operations.  Total delivery costs were $136,547 and $167,009 in 2007 and 2006, respectively.

o.

Share-based payments – On January 1, 2006, we adopted SFAS No. 123(R).  Share-Based Payments, which requires employee stock options to be accounted for under the fair-value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.  Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS 123, Accounting for Stock-Based Compensation.

We adopted SFAS 123(R) using the modified prospective method.  Under this transition method, expense for the first quarter of 2006 included the cost for all share-based payments granted prior to January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005.  This cost was based on the grant-date fair values determined in accordance with SFAS 123 and SFAS 123(R), which we estimate using the Black-Scholes option-pricing model and recorded in interest expense.

Options issued in connection with issuing debt are valued using the Black-Scholes model and are recorded initially as a reduction of the debt instrument.  The option value is then accreted to expense over the note term.

p.

Fourth quarter 2006 adjustment – The Company recorded an adjustment in the quarter ended December 31, 2006 which involves FAS 123R accounting for option transactions.  The adjustment relates to the reclassification of a $388,300 liability for intrinsic value-measured options to additional paid in capital that had previously been reflected as a reduction in selling, general and administrative expense.  The adjustment relates to a transaction that occurred in the Company’s first fiscal quarter of 2006 and should have been recorded differently in that quarter.  The entry did not produce a change to previously reported aggregate stockholders’ equity.

q.	New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157) which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 also requires expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not believe that the adoption of SFAS No. 157 will have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax provisions.  This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 did not have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) that provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  With certain limitations, early adoption is permitted.  We do not believe that the adoption of SFAS No. 159 will have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was effective for all business acquisitions with an acquisition date on or after January 1, 2009.  This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of the acquisition.  SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity.  We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued FAS 160, “Noncontolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” which changes the accounting and reporting for minority interests.  Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings, FAS 160 is effective for annual periods beginning on or after December 15, 2008.  The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

r.

Use of estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates.  Significant estimates made by management include, but are not limited to, valuation allowances for inventory and accounts receivable.

s.	Concentration of Credit Risk. — Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivable.

We purchase raw materials from various vendors.  Currently, we can obtain the component parts necessary for the manufacture of our products and equipment from a variety of sources.  We have two vendors that in 2007 provided 35% of our total raw material purchases.  Nevertheless, as technology improves, certain component parts may become obsolete and our vendors may discontinue their production of such parts.  If this occurs, we may not be able to obtain these necessary component parts from alternative sources.  As a result, we may be forced to design around these parts or make a one-time lifetime purchase of discontinued parts so that we are able to continue producing our products and equipment.

At December 31, 2007, the Company had trade receivables with two customers representing approximately 41% of the receivables balance.  This was due to the fulfillment of large orders at year-end.  At December 31, 2006, the Company had trade receivables with one customer representing approximately 13% of the receivable balance.

2.

Going Concern – The Company’s working capital deficit, recurring losses and limited ability to secure additional debt or equity financing in 2006 imposed significant constraints on the Company’s operations.  Consequently, these circumstances raised substantial doubt about the Company’s ability to continue as a going concern in 2006.  Management’s plans in regard to this matter are described below.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We generated a net income of $107,276 for the year ended December 31, 2007 compared to a net loss of $2,163,513 for the year ended December 31, 2006.  In 2006, we consolidated our U.S. manufacturing into our new corporate headquarters located in Tempe, Arizona.  Due to the manufacturing consolidation and the move into our new corporate headquarters, our net revenues were $12,894,320 for the year ended December 31, 2007 compared to $12,677,000 for the same period in 2006 representing an increase of 2%.

At December 31, 2007, we had working capital of approximately $.08 million, and the ratio of current assets to current liabilities was .1.04 to 1.   At December 31, 2006, we had negative working capital of approximately $2.7 million and a current ratio of .58 to 1.  The decrease in working capital deficit is attributable to the reclassification of approximately $1,194,400 of short term debt in accordance with the extension agreement as discussed below.

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to purchase 1,509,809  shares of the Companys common stock then owned by Harman,1,000 shares of common stock of CRL International, Inc.,  and two promissory notes payable to Harman, one made by the Company ($2,265,030, unpaid principal) and the second by C. Jayson Brentlinger ($1,000,000, unpaid principal), the Company’s President and CEO.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, funded the transaction in exchange for the assignment to him of the notes and shares held by Harman.

As part of the transaction, the Company’s obligation to Harman in the principal amount of $2,265,030 was assigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6% per annum from July 13, 2007, the date of the transfer.  Accrued interest under the 2004 Harman restructured obligation in the amount of $243,659 was forgiven by Harman and was recorded as other income.  The terms of the agreement are such that no payments are due or payable until January 1, 2008, and all interest accruing on the Note between July 13, 2007 and December 31, 2007 were to be accumulated and added to the principal of the Note as of January 1, 2008.

On November 5, 2007 the Company and Jayson Russell Brentlinger executed a Memorandum of Understanding stating that Harman sold and transferred to Jayson Russell Brentlinger the original note payable by the Company, an assignment of its rights in the Credit Agreement, the stock certificate representing 1,509,804 shares of common stock of CRL, the stock certificate representing 1,000 shares of common stock of CRL International, Inc., and the Promissory Note from C. Jayson Brentlinger to Harman, together with the stock certificate securing the note.

The Memorandum of Understanding also reaffirmed that the Company was also indebted to Jayson Russell Brentlinger for previous loans documented by promissory notes in the approximate principal amounts of $475,000, $700,000, $120,000, and $500,000, for a total of $1,795,000.  The note for $120,000 was due on September 19, 2007 and the maturity date was extended to March 31, 2008.  The remaining notes were not yet due.

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an extension agreement, to be effective as of December 31, 2007, restructuring the terms of the Harman Note held by Jayson Russell Brentlinger such that the outstanding principal balance shall be payable on or before December 31, 2010 (the “New Maturity Date”) and no payments of principal be due until the New Maturity Date.  Payments of interest shall continue to be made monthly in accordance with the terms of the note.  The Company may prepay all or any portion of the principal of the note at any time or from time to time.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,840 of unpaid interest as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value and a liquidation preference of $100.00 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible at the election of the holder into 300 shares of common stock.  See Note 6 of the Notes to the Consolidated Financial Statements set forth elsewhere herein.

With the Brentlinger debt restructure completed, management believes that it will be able to use projected cash flows to meet current operational needs and make the scheduled principal and interest payments due Mr. Brentlinger.

Even after giving effect to the Brentlinger debt restructure, we will need to generate significant cash flow to meet existing scheduled debt payments as well as to meet other payment obligations relating to the conduct of our business.  As of December 31, 2007, over the next twelve months, we need approximately $642,700 to pay scheduled installments of the principal on our existing debt.  If we fail to generate sufficient cash from our operations to meet these and other ongoing financial obligations, our results of operation and financial condition may be adversely affected.

In 2008, we plan to realize some economies of scale from our focus on increasing our manufacturing output.  The expected return to historical sales volume will absorb fixed expenses and is expected to generate increased operating profits.  The expected increased operating profit and resulting working capital should permit us to settle our current obligations on a timelier basis.

Should funds from operations be insufficient, historically we have relied on shareholder loans issued with beneficial conversion features or stock options, which are dilutive.  Should these be unavailable, we would need additional equity but there are no assurances that such sources of funds will be available at all, or if available, if terms and conditions will be acceptable because such financing is generally dilutive to existing stockholders.

3.	INVENTORIES

Inventories consist of the following at December 31:	2007	2006

Raw materials and supplies	$2,439,397	$2,966,964
Work in process	1,235,154	933,132
Finished goods	551,377	473,829

Total	4,225,928	4,373,925
Less obsolescence reserve beginning of the year	(1,788,097)	(1,909,410)
Changes to the obsolescence reserve	(71,163)	121,313

Inventories, net	$2,366,668	$2,585,828

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:	2007	2006

Leasehold improvements	$1,344	$0
Furniture and fixtures	103,120	103,120
Computer equipment	1,059,711	1,045,578
Machinery and equipment	1,382,416	1,376,463

	2,546,591	2,525,160
Less accumulated depreciation and amortization	(2,396,829)	(2,260,476)

Property and equipment — net	$149,762	$264,684

Provision for depreciation and amortization charged to operations for the years ended December 31, 2007 and 2006 amounted to $136,353 and $184,860, respectively, of which $50,120 and $91,597, respectively, are included as a component of cost of goods sold.  Because we no longer lease the facilities at 1525 Alvarado in San Leandro, California or the facilities on 1302 Drivers Way in Tempe, Arizona, all improvements associated with those leases were written off in 2006.

5.	LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2007	2006
Orban acquisition note to stockholder	$180,000	$180,000
Avocet Instruments, Inc.	3,588	27,367
Dialog4 Engineering GmbH (Note 8)	189,540	273,780
Solectron GmbH (Note 8)	227,107	227,107
Harman (Note 7)	0	2,340,030
Harman accumulated interest, long-term portion (Note 7)	0	266,871
Jayson Russell Brentlinger Note (Note 6 & 7)	4,060,030	0
Note payable to private investor	200,000	200,000
Vendor notes	403,145	677,569
Employee note	0	58,592

Total long-term debt	5,263,410	4,251,316
Less current portion	642,700	2,119,791

Total long-term debt, less current portion	$4,620,710	$2,131,525

In connection with its acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to an unrelated stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5 percent per annum.  The Company signed a new promissory note to replace the original note on August 3, 2004, which took effect August 1, 2004, for $180,000, payable on or before July 1, 2009, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004.  In the event an interest payment is not received before the 16th of the each month, the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350.  The remaining unpaid purchase price is being offset by periodic product purchases by the lender.  As of December 31, 2007, $3,588 is the balance of the note, of which the Company was able to offset purchases of $20,779.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903.  In 2006 and 2005, the Company converted approximately $992,000 and $363,000 respectively, of various trade payables into notes payable.  As of December 31, 2007, the unpaid portion of these notes payable is $407,626.  Interest rates on converted notes range from 0% to 8% and payment periods range from less than one to two years.

On October 12, 2005 a private investor loaned the Company $200,000 secured by a promissory note with an interest rate of 11% per annum.  The note matures October 12, 2010 and has interest only payments payable monthly.  At anytime on or before the maturity date the holder of the note may convert the note into restricted shares of common stock for $0.75 per share, which on the transaction date was a beneficial conversion right. The Company immediately expensed $117,096 related to the conversion right.

Future minimum payments as of December 31, 2007 on the long-term debt are as follows:

2008	$662,700
2009	2,134,620
2010	2,486,090

$5,283,410

6.	NOTES PAYABLE - STOCKHOLDERS

   Stockholders and Related Parties

Notes payable to stockholders aggregate $1,815,000 and $1,195,000 at December 31, 2007 and 2006, as detailed below.  Interest expense on all stockholder loans for 2007 and 2006 was $191,875 and $228,606 respectively.

During June 2003, a stockholder loaned the Company $20,000, pursuant to one-year note accruing interest at 9.0% per annum. The note was due and payable with interest in June 2004. As previously agreed, in the second quarter of 2005 the Company issued options to the lender to purchase 60,000 shares of common stock of the Company for a purchase price of $0.45 per share. The shareholder verbally agreed to extend the loan and the Company has continued to accrue interest under the loan.

On October 4, 2004, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure.  The loan bears interest at 11.5% per annum and requires monthly interest-only payments.  Management is negotiating with Mr. Brentlinger concerning the terms of repayment and the possibility of converting the note into preferred or common stock of the Company.   C. Jayson Brentlinger, President and CEO, guaranteed the repayment of the Note.  As of December 31, 2007, the Company was 19 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 was $131,041.

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note is payable within 30 days upon demand and has an interest rate of 11.5%.  Mr. Brentlinger, through March 31, 2007, had the right to convert the then outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares at $100 par value per share.  The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share.  C. Jayson Brentlinger, President and CEO, has signed a repayment guarantee under the Note.  In the first quarter of 2006, the Company recorded an expense of $328,312 associated with the conversion right.  As of December 31, 2007, the Company was 19 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 is $86,677.

On April 12, 2007, Jayson Russell Brentlinger loaned the Company $120,000 to cover some short term obligations.  The loan bears interest at 11.5% per annum and was initially due April 19, 2007.  On May 2, 2007, Mr. Brentlinger agreed to extend the maturity date to September 19, 2007.  On July 13, 2007, Mr. Brentlinger agreed to further extend the maturity date to March 31, 2008.  As of December 31, 2007, the Company was 8 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 is $9,986.

On January 18, 2006, Robert McMartin, then the Company’s Executive Vice President and CFO, loaned the Company $100,000.  The interest rate was 21% per annum, which increased to 25% after January 31, 2006 when the note became due.  The note was paid in full on June 22, 2007.

On February 1, 2006, Gary Clarkson, the Company’s Vice President and General Manager, loaned the Company $20,000.  The interest rate was 21% per annum, which increased to 25% after February 14, 2006 when the note became due.  The note was paid in full on June 22, 2007.

On September 25, 2007, Jayson Russell Brentlinger loaned the Company $500,000 to cover some short term obligations.  The loan bears interest at 15% per annum.  The interest will increase to 25% per annum if the loan is not paid in full on January 10, 2008.  As of December 31, 2007, the Company was 3 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 was $20,137.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,840 of unpaid interest as of December 31, 2007.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail above in this note.  Conseqently, the notes have been presented as long-term as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value of $100.00 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.

7.	HARMAN

On May 31, 2000, we acquired the assets of Orban, Inc., which was then a wholly owned subsidiary of Harman International Industries, Inc.  The assets acquired included the rights to the name “Orban.”  The purchase price was paid partially in cash and partially by issuing notes payable to Harman.

On October 12, 2004, we and Harman agreed to restructure the Company’s $8.5 million principal balance plus $1.0 million of accrued but unpaid interest owed to Harman.  The debt restructuring documents were executed on April 29, 2005.

The Harman debt restructure consisted of:

◦

In October 2004, the Company paid Harman a $1,000,000 principal payment as a condition to restructuring the remaining indebtedness.  The funds for this payment came from $300,000 generated from the Company’s operations, and $700,000 from the loan from the father of the Company’s President and CEO.

◦

Prior to the debt restructure, the Harman debt bore an interest rate of 12% per annum.  As part of the debt restructure, Harman waived all interest accrued after April 1, 2003 in excess of 6% per annum, which resulted in Harman waiving $763,380 of approximately $1,000,000 in accrued interest.  The remaining $249,530 in accrued interest was then added to the outstanding principal balance.  After giving effect to the $1,000,000 principal payment and adding the remaining unpaid interest of $249,530, the total unpaid principal loan balance was $7,731,530 as of September 30, 2004.

◦

In April 2005, Harman exchanged $2,104,000 of the remaining indebtedness for 2,104,000 shares of the Company’s common stock, which Harman then in turn sold to the Company’s President and CEO for $1,000,000.  Payment was made by the delivery of a promissory note due and payable on September 30, 2007.  Harman’s recourse for non-payment under the note was limited to a security interest in the shares purchased.

◦

In April 2005, Harman exchanged an additional $2,400,000 of indebtedness for 19% of the shares of the Company’s common stock, which consisted of approximately 1,509,000 shares at the time of the restructure.  This exchange included an anti-dilution provision, which entitled Harman to receive additional shares equaling 19% of the amount of any shares that were issued as a result of exercise of options in existence on the date of the restructure.  This could have resulted in the issuance of 738,860 additional shares to Harman, if all of the currently outstanding options were exercised.  Harman had no right to additional shares as a result of any new share issuances occurring after the date of the restructure.  C. Jayson Brentlinger, President and CEO, signed a personal guarantee under the Note and under the Harman Agreement.

The remaining $3,227,530 of indebtedness owed to Harman after giving effect to the transactions described above was evidenced by a new note that (i) renewed and extended (but did not extinguish) our indebtedness, and (ii) reduced the interest rate on the debt to 6.0% per annum, with interest payable monthly in arrears.  Principal was amortized over a five-year period, and the final principal payment was due September 2009.  The Company was required to make monthly principal payments.  The Company’s indebtedness to Harman was secured by a security interest covering all of the Company’s assets.

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to repurchase 1,509,804  shares of the Company’s common stock owned by Harman, 1,000 shares of common stock of CRL International, Inc., and two promissory notes payable to Harman.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company ($2,265,030, unpaid principal) and by C. Jayson Brentlinger, the Company’s President and CEO, (1,000,000, unpaid principal).  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, funded the transaction in exchange for the position previously held by Harman.

In connection with this transaction, the obligation to Harman in the amount of $2,265,030 was reassigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6.0% per annum from July 13, 2007, the date of the transaction.  Accrued interest by the Company in the amount of $243,659 was forgiven by Harman and was recorded as other income.  The terms of the agreement are such that no payments are due or payable until January 1, 2008, and all interest accruing on the Note between July 13, 2007 and December 31, 2007 will be accumulated and added to the principal of the Note as of January 1, 2008.

On November 5, 2007 the Company and Jayson Russell Brentlinger executed a Memorandum of Understanding stating that Harman sold and transferred to Jayson Russell Brentlinger the original note payable by the Company, an assignment of its rights in the Credit Agreement, the stock certificate representing 1,509,804 shares of common stock of CRL, the stock certificate representing 1,000 shares of common stock of CRL International, Inc., and the Promissory Note from C. Jayson Brentlinger to Harman, together with the stock certificate securing the note.

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an Extension Agreement changing the payment structure of the Harman note held by Mr. Brentlinger, effective as of December 31, 2007.  The original note called for certain principal payments to be made by the Company at specified times as well as for monthly payments of interest.  The extension agreement states that the outstanding principal balance ($2,265,030) of the note shall be payable on or before December 31, 2010 and that no payments of principal on the note shall be due until the new maturity date.  Payments of interest shall continue to be made in accordance with the terms of the note.  The Company may prepay all or any portion of the principal on the note at any time or from time to time.  Consequently, the note has been presented as long-term as of December 31, 2007.

8.	DIALOG4 System Engineering, GmbH (“Dialog4”)

Dialog4 System Engineering, GmbH, was a German corporation that produced products within the Company’s industry, including its Codec line of products.  The Company purchased assets of Dialog4 on January 18, 2002.  The Company and Dialog4 had disputes that arose in connection with this transaction. Those disputes were submitted to arbitration in Germany and have all been resolved as discussed below.

On October 8, 2004, the Company learned the Arbiter had awarded Dialog4 approximately $1.0 million.  The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4 to $1,393,000.  The difference of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.  Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them.  The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006.  The Company also filed with the SEC a registration statement under the Securities Act of 1934.  The registration statement covers sales by Dialog4 of the 1,250,000 shares of stock that was issued to Dialog4 in 2002 in partial payment of the purchase price.  C. Jayson Brentlinger, President and CEO had signed a personal guarantee under the Note.

In March 2005 as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company.  Mr. Burkhardtsmaier agreed to resign from the Board of Directors for the Company and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.

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

 The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $243,000 of inventory pursuant to the materiality agreement entered into between Dialog 4 and Solectron for which it was found to be responsible.  As of December 31, 2007, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest.  Charles Jayson Brentlinger, President and CEO of the Company, has also signed a repayment guarantee under the revised Settlement Agreement.  The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  The inventory of $243,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

9.	STOCKHOLDERS’ EQUITY

As discussed in Note 7, on April 29, 2005 the Company issued 2,104,000 shares of restricted common stock to Harman.  Harman then sold those shares to C. Jayson Brentlinger, President and CEO of the Company, secured by an inter-creditor agreement between Harman and Mr. Brentlinger.  Mr. Brentlinger maintains voting control while Harman was to keep the certificates until the $1,000,000 was paid.  A per share fair-value of $0.85 was used to measure the value of the shares issued, which was the shares’ quoted market price in October 2004 when the letter agreement to restructure the debt was concluded.

On April 29, 2005, the Company also issued 1,509,804 shares to Harman according to the Debt Restructure.

On January 23, 2006, Jayson Russell Brentlinger converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised).  Harman Pro North Company, an existing stockholder, was issued 128,653 shares and an expense of approximately $126,000 was recorded on January 23, 2006 as part of the anti-dilution provision required by the Harman debt restructure.

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to repurchase 1,509,804  shares of the Company’s common stock owned by Harman, 1,000 shares of common stock of CRL International, Inc., and two promissory notes payable to Harman.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company ($2,265,030, unpaid principal) and by C. Jayson Brentlinger, the Company’s President and CEO, (1,000,000, unpaid principal).  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, funded the transaction in exchange for the position previously held by Harman.

10.	STOCK OPTIONS

In 2006, stock option expense charged against income was $53,030.  During 2006, another 266,000 options were issued at an expense of $72,326.  During 2007, no options were issued and therefore no expense was recorded.  360,000 options lapsed during the three months ended June 30,2007.

The Company utilizes the Black-Scholes option-pricing model to calculate the actual and pro-forma stock-based employee compensation expense, and the assumptions used for options issued in 2007 and 2006 are as followed:

	2007	2006
Weighted average risk free interest rates	N/A	4.85%
Weighted average life (in years)	N/A	3
Volatility	N/A	51
Expected dividend yield	N/A	0
Weighted average fair value for options granted	N/A	$0.19

Substantially all options have been issued in connection with loan transactions.  All options issued vested immediately.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period, plus one year, for all periods presented.  Expected volatility of our stock price is based generally on historical volatility after the completion of the Harman loan restructure.  The risk-free interest rate was derived by reference to US Treasury securities with comparable maturities to the expected option life.  The dividend yield is based on the Company’s historical experience and expectations for the period covering the expected options lives.  The estimated fair value is not intended to predict actual future events or the value ultimately realized by the parties who receive equity awards.

	# of Options to purchase 1 share of Common	Exercise and Weighted Average Exercise Price	Expiration Date
Outstanding December 31, 2003	1,250,000	$0.55	1/23/2009
Granted	1,865,000	$0.70	12/29/2009
Outstanding December 31, 2004	3,115,000
Granted	116,000	$0.30	3/3/2009
Granted	360,000	$0.45	4/29/2009
Outstanding December 31, 2005	3,591,000
Granted	140,000	$0.52	10/12/2011
Granted	126,000	$0.56	7/20/2011
Cancelled	(1,250,000)
Outstanding December 31, 2006	2,607,000
Cancelled	(360,000)
Outstanding December 31, 2007	2,247,000

The weighted average remaining contractual term of outstanding options is 2.0 years; 360,000 options expired unexercised in 2007 and there was no intrinsic value to the remaining options at December 31, 2007.

On December 29, 2004, the Company modified the strike price of the 1,765,000 options to $0.70 per share and extended the expiration date to December 29, 2009.  On that date the modified strike price exceeded the market price.  Also on that date, we had not adopted 123R and accordingly reported the treatment of the options under Financial Accounting Standards Board Interpretation 44, pursuant to which stock compensation expense is recorded when the strike price for the options is less than the market price of the underlying shares.  Each quarter we adjust the option expense when the market price of the underlying shares exceeds the strike price.  The market price exceeded the strike price at December 31, 2005 and an expense of $388,300 related to modified options was recorded for the year then ended.  In the fourth quarter 2006 the previously recorded liability was reclassified to additional paid in capital and no further expense will be recorded in connection with these options.  See Note 1 of “Notes to Consolidated Condensed Financial Statements” regarding the reporting of this liability in previous quarters.

The options outlined below relate to the above discussion:

◦

On January 23, 2002, the Company’s Board of Directors granted to its Vice President, Secretary and Director, Gary D. Clarkson, an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.  On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009.  No options have been exercised under this grant.

◦

On January 23, 2002, the Company’s Board of Directors granted to its Director, Carl E. Matthusen, an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.  On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009.  No options have been exercised under this grant.

◦

On January 23, 2002, the Company’s Board of Directors granted to its Vice President, Chief Engineer and Director, Robert A. Orban, an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.  On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009.  No options have been exercised under this grant.

◦

On January 23, 2002, the Company’s Board of Directors granted to its Executive Vice President, Chief Operating Officer and Director, Phillip T. Zeni, Sr., an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $1.00 per share, exercisable prior to January 23, 2005.  On December 29, 2004 the Board of Directors reduced the option purchase price to $0.70 per share and extended the exercise period to December 29, 2009.  No options have been exercised under this grant.

◦

On December 29, 2004, the Company’s Board of Directors renewed an option to its President and Chief Executive Officer, Charles Jayson Brentlinger, to purchase 1,365,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009.  No options have been exercised under this grant.

On December 29, 2004, the Company’s Board of Directors granted to Christopher Martin Kampmeier, a member of the Board of Directors, an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009.  No options have been exercised under this grant.

On December 29, 2004, the Company’s Board of Directors granted to Berthold Burkhardtsmaier, a member of the Board of Directors, an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.70 per share, exercisable prior to December 29, 2009.  No options have been exercised under this grant.

On March 3, 2005, the Company’s Board of Directors granted to the Executive Vice President, Chief Financial Officer and Treasurer, Robert McMartin an option that vested immediately, to purchase 66,000 shares of restricted common stock at a purchase price of $0.30 per share, exercisable prior to March 3, 2009.  These options were granted to induce Mr. McMartin to loan the company $33,000.  No options have been exercised under this grant.

On March 3, 2005, the Company’s Board of Directors granted to the Vice President, General Manager, Secretary and Director, Gary Clarkson an option that vested immediately, to purchase 50,000 shares of restricted common stock at a purchase price of $0.30 per share, exercisable prior to March 3, 2009.  These options were granted to induce Mr. Clarkson to loan the company $25,000.  No options have been exercised under this grant.

On April 29, 2005, the Company’s Board of Directors granted to the Executive Vice President, Chief Operating Officer and Director, Phillip T. Zeni, Sr. an option that vested immediately, to purchase 100,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007.  These options were granted to induce Mr. Zeni to loan the company $100,000 in conjunction with the Harman debt restructure.  These options expired unexercised in the second quarter of 2007.

On April 29, 2005, the Company’s Board of Directors granted to the Executive Vice President, Chief Financial Officer and Treasurer, Robert McMartin an option that vested immediately, to purchase 100,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007.  These options were granted to induce Mr. McMartin to loan the company $50,000 in conjunction with the Harman debt restructure.  These options expired unexercised in the second quarter of 2007.

On April 29, 2005, the Company’s Board of Directors granted to an unrelated party, Bill Cowen, an option that vested immediately, to purchase 20,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007.  These options were granted to induce Mr. Cowen to loan the company $10,000 in conjunction with the Harman debt restructure.  These options expired unexercised in the second quarter of 2007.

On April 29, 2005, the Company’s Board of Directors granted to an unrelated party, Bill Gruwell, an option that vested immediately, to purchase 40,000 shares of restricted common stock at a purchase price of $0.45 per share, exercisable prior to April 29, 2007.  These options were granted to induce Mr. Gruwell to loan the company $20,000 in conjunction with the Harman debt restructure.  These options expired unexercised in the second quarter of 2007.

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

On July 20, 2006, the Company’s Board of Directors granted to the Executive Vice President, Chief Financial Officer and Treasurer, Robert McMartin a option that vested immediately, to purchase 126,000 shares of restricted common stock at a purchase price of $0.56 per share, exercisable prior to July 20, 2011.  These options were granted to induce Mr. McMartin to loan the company $63,000.  An aggregate $27,500 of expense, determined based on the Company’s standard option valuation methodology, was recorded in connection with the options.  No options have been exercised under this grant.

On October 12, 2006, the Company’s Board of Directors granted to the Executive Vice President, Chief Financial Officer and Treasurer, Robert McMartin an option that vested immediately, to purchase 140,000 shares of restricted common stock at a purchase price of $0.52 per share, exercisable prior to October 12, 2011.  These options were granted to induce Mr. McMartin to loan the company $70,000.  A total $28,200 of expense, determined based on the Company’s standard option valuation methodology, was recorded in connection with the options.

11.	BUILDING SALE

On May 30, 2006, the Company exercised the option to purchase the manufacturing and office facility at 1302 W. Drivers Way, Tempe, Arizona.  The purchase price was $1,300,000.  On the same day, the Company sold the property for $1,550,000, which resulted in a gain, net of transaction costs, of approximately $131,000.

12.	INCOME TAXES

At December 31, deferred taxes represent the tax effect of temporary differences related to:

	2007	2006
Current deferred taxes:
Inventory cost capitalization	$68,900	$68,900
Inventory obsolescence reserve	718,700	715,200
Allowance for doubtful accounts	43,000	13,300
Warranty and other reserves	48,800	48,800
Accrued expenses	91,900	91,900
Variable option and debt conversion accruals	333,500	333,500
Deferred tax valuation allowance	(1,373,400)	(1,271,600)

Total	$0	$0

	2007	2006
Non-current deferred taxes:
Goodwill amortization	$(728,200)	$(484,400)
Depreciation and amortization	(80,100)	(60,700)
Operating loss carry forward	3,066,300	3,056,500
Federal general business credit carry forward	65,400	65,400
Deferred tax valuation allowance	(2,342,500)	(2,576,800)

Total	$0	$0

At December 31, 2007 and 2006, valuation allowances totaling $3,712,600 and $3,848,400 respectively, were recorded which related to, among other items, federal and state net operating losses and federal general business credit carry forwards for which the utilization is not reasonable assured.  Net operating loss carryforwards of approximately $7,665,285, which will expire through 2024, are available for federal and state income tax purposes.

13.	SEGMENT REPORTING, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

The Company manufactures and distributes audio processing and Radio and TV studio equipment. Our primary end user market is Radio and TV stations, as well as the Internet market.  The chief operating decision makers are provided information about revenue generated by product line, with all products having similar production processes, customers and distribution channels.  Our long-lived assets are all located in the United States.  Accordingly, the Company operates in one segment.

We sell our products primarily through wholesale distributors and dealers.  We recognize revenue generally upon shipment of products to customers.  In 2007, one of our largest customers, Harris Corporation, accounted for approximately 10% of net sales.  In 2006, Harris accounted for approximately 17% of net sales.  Broadcast Supply Worldwide accounted for approximately 9% of our net sales for 2007, and 15% in 2006.  Our dependence on a small number of relatively large customers increases the magnitude of fluctuations in our operating results particularly on a period to period, or period over period, comparison basis.

International sales in 2007 and 2006 totaled $7,022,312 and $6,191,932, respectively, or approximately 54% and 49%, respectively, of our total sales during those years.  The primary reason for the increase in international sales in 2007 was due to the weak US Dollar.

Our export sales by region are as follows:

Region	2007	%	2006	%
Europe	$4,040,049	58%	$3,505,631	57%
Pacific Rim	1,429,263	20	1,065,631	17
Latin and South America	763,509	11	890,408	14
Canada and Mexico	513,555	7	553,561	9
Other	225,937	3	176,701	3

Total	$7,022,312	100%	$6,191,932	100%

14.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan (the “Plan”) for the benefit of all employees who meet certain eligibility requirements.  The Company matches 50% of employee contributions up to a maximum contribution by the Company of 3% of a participant’s annual compensation.  Total annual contributions to a participant’s account may not exceed 25% of compensation.  Company contributions made to the Plan were $76,338 and $80,742 in 2007 and 2006, respectively.

On August 24, 2001, our Board of Directors approved a monthly employee stock purchase plan to be effective September 1, 2001.  The plan is offered to substantially all employees, including officers. Employees may purchase our common stock through payroll deductions not exceeding $250 per week.  A non-affiliated dealer on the open market purchases shares at the market price.  During 2007 and 2006, the plan purchased 19,160 and 17,453 shares of our common stock, respectively.

15.	COMMITMENTS & CONTINGENCIES

The Company is obligated under employment agreements with six executives for an aggregate $1,061,674 annually through May 2009, $617,364 in 2010, and $300,000 for 2011 and 2012.

The Company is headquartered in Tempe, Arizona and our Northern California Research and Design Center is located in San Leandro, California.  In 2006, we consolidated our manufacturing facilities into our Tempe facility.  We operate primarily through two offices, our Orban office and our CRL office, and we generally refer to our company on the whole as “CRL.”

On September 25, 2006, the Company entered into a new office lease agreement in San Leandro, which became effective on October 25, 2006 and has a term of 63 months.  The new office lease agreement replaces our larger Northern California Research and Design Center plant lease.  The initial base rent under the lease is $9,183 per month with incremental rent increases, approximately every 12 months, culminating in a monthly base rent of $10,335 during the final 12 months of the lease.  The facility has a total square footage of 7,782.

On November 14, 2005, the Company entered into a lease with an option to purchase industrial and corporate office facilities at 7970 S. Kyrene, Tempe, Arizona.  The option to purchase is exercisable during the period from September 1, 2008 to January 31, 2010.  The 60-month lease term commenced on February 1, 2006 with the Company being able to take early occupancy on January 16, 2006.  36,300 square feet is leased at a base monthly rental expense of approximately $23,595.  After the initial year of the lease term, the monthly payments increase at a rate of $0.02 per square foot annually.  There is also a 5-year option to renew at the market price after the initial lease term.  The Company is responsible for the payments of (i) common area operating expenses (as defined), (ii) utilities, and (iii) Real Estate taxes.

Annual rent for 2007 on the San Leandro and Tempe leased facilities was approximately $538,925.

On January 18, 2005, the Company assumed the office facility lease in Ludwigsburg, Germany when we purchased the assets of Dialog4.  The lease is month-to-month for approximately 750 square feet.  The monthly rent expense is approximately $2,700 a month.

On October 7, 2005, we took possession of the office facility located in Permerand, Netherlands.  The lease is a month-to-month lease for approximately 750 square feet at approximately $1,430 a month.

On August 1, 2006, we entered into a lease agreement for offices at 920 Edison Avenue, Suite 1,2,3 and 4, Benton, Arkansas.  The initial base rent under the lease agreement is $4,000 per month for a term of 48 months for 6,000 square feet.

Rent expense for all locations amounted to $646,022 and $949,103 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments relating to the above operating leases at December 31, 2007 are as follows:

Year	Amount
2008	$504,255
2009	490,556
2010	476,969
2011	150,218
2012	10,335

$1,632,333

Dialog4 System Engineering GmbH v. Circuit Research Labs, Inc., Charles Jayson Brentlinger and Tammy Brentlinger, United States District Court for the District of Arizona, Case No. CV07-2534-PHX-MHM, was filed on December 14, 2007.  Plaintiff, a German corporation, sold certain business assets to a subsidiary of Circuit Research Labs, Inc. in 2002, in exchange for 1,250,000 shares of the Company’s common stock and other consideration.  At the same time, plaintiff entered into an agreement for Mr. Brentlinger to purchase the stock under certain circumstances and on specified terms and conditions.  Disputes arose regarding the parties’ obligations under the asset purchase agreement, and the parties arbitrated those disputes in Stuttgart, Germany in 2004, resulting in an arbitration award in favor of Dialog4.  Further disputes arose regarding the parties’ obligations under the arbitration award, and Dialog4 filed a lawsuit in federal court in Arizona to enforce the arbitration award.  The parties entered into a settlement of those disputes in 2005 and that lawsuit was dismissed.  The current lawsuit, filed on December 14, 2007,  arises from disputes over the obligations under the settlement agreements.  Dialog4 has now sued the Company and Mr. and Mrs. Brentlinger, alleging that the Company has breached the settlement agreement by failing to maintain the registration regarding the stock which Dialog4 acquired in 2002 (the Company satisfied its payment obligations under the settlement agreement), and that Mr. Brentlinger has breached the stock purchase agreement by failing to buy the stock from Dialog4.  The Complaint seeks an order compelling the Company to register the stock in question, an order confirming and enforcing the arbitration award, and an order compelling Mr. Brentlinger to buy the remaining stock held by Dialog4.  The Company would be required to make an additional payment if the financial terms of the arbitration award were enforced.  Defendants have answered, denying liability.  The court conducted a scheduling conference on February 28, 2008 and directed that discovery be concluded by August 29, 2008, with expert disclosures and dispositive motions to be completed by September 26, 2008.  No trial date has been set.  As of December 31, 2007, no loss has been accrued based on the potential outcome of this case.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 22, 2007, the Company was notified that a majority of the partners of Altschuler, Melvoin and Glasser, LLP (AM&G), including the lead audit partner for the Company, had become partners of McGladrey & Puller, LLP and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Company.  McGladrey & Pullen, LLP (M&P) was appointed as the Company’s new auditor.  The decision to engage M&P was approved by the Company’s audit committee.

The audit report of AM&G on the consolidated financial statements of the Company as of and for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion.  The opinion included an explanatory paragraph expressing uncertainty about the Company’s ability to continue as a going concern.

In connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2005, and through the date of the December 31, 2006 annual report, there were:  (1) no disagreements between the Company and AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AM&G, would have caused AM&G to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the fiscal year prior to 2006 and through the interim period ending January 22, 2007, the Company did not consult with M&P regarding:  (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Company’s former auditor, AM&G.

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

On July 20, 2007, the Company was notified by McGladrey & Pullen, LLP (M&P) that it resigned as our independent registered public accounting firm effective July 20, 2007.

The audit report of M&P on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  The M&P audit report relating to its audit of the Company’s financial statements for the fiscal year ended December 31, 2006 included an emphasis paragraph relating to the uncertainty as to the Company’s ability to continue as a going concern.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2006 and through the date of M&P’s resignation, there were:  (1) no disagreements with M&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to M&P’s satisfaction, would have caused M&P to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such year and (2) no reportable events within the meaning set forth in Item 304(a)(1)(IV)(B) of Regulation S-B.

On July 25, 2007, the Audit Committee of the Company approved the engagement of Semple, Marchal & Cooper, LLP (SM&C) as its new independent registered public accounting firm.  During the last two fiscal years and subsequent interim periods preceding their engagement, SM&C was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered for the review of our quarterly financial statements; (iii) services rendered in connection with tax compliance, tax advice and tax planning; (iv) all other fees for services rendered..

	2007		2006
(i) Audit Fees for annual financial statements		$40,093		$75,950
(ii) Audit Fees for review of quarterly financial statements		51,069		31,500
(iii) Tax Fees		22,836		8,500
(iv) All Other Fees		0		0

During the years ended December 31, 2007 and 2006, M&P, AM&G, RSM, TBS and SM&C did not perform any management consulting services for the Company.

In accordance with policies of the board of directors, all services provided by SM&C, M&P, AM&G, RSM, and TBS are required to be and have been pre-approved.

 ITEM 8A. CONTROLS AND PROCEDURES

(a)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-KSB fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2007, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

•

We have not assessed our control environment or entity-level controls.  Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

•

We have not tested the operating effectiveness of our controls over financial reporting.  During our review process we created and implemented new controls and procedures.  However due to time and staff constraints, we did not test our controls over financial reporting in accordance with COSO standards.  Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.

•

The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of inventory adjustments that are significant or non-routine with regard to the flow of inventory material through the warehouse.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for inventory adjustments that are significant or non-routine.  This material weakness resulted in errors in the preliminary December 31, 2007 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)

REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.  The Company has taken the following actions to improve internal control over financial reporting:

◦

During the remaining period through the year ending December 31, 2008, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

 ◦

During the remaining period through the year ending December 31, 2008, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

◦

In October 2007, the prior Vice President of Manufacturing returned to the Company in a part-time capacity.  Management reviews for all areas of production and inventory control began immediately.  Variance analysis of material now occurs in real time instead of monthly.

◦

In November 2007, the Warehouse Supervisor was replaced by a seasoned veteran to manage all inventory transactions including significant and non-routine adjustments and to ensure that all transactions are recorded in a timely manner.

◦

In January 2008, the Inventory department was strengthened by the addition of new stock room personnel.  The Company plans to continue to enhance the staffing and competency level within the department with training and periodic reviews.

In addition, the following are specific remedial actions to be taken for matters related to inventory transactions including significant and non-routine adjustments.

◦

The Company requires that all significant or non-routine inventory adjustments be thoroughly researched, analyzed, and documented by qualified warehouse personnel, and to provide for complete review of the resulting transaction by the Warehouse Supervisor prior to recording the transactions.  In addition, all major transactions will require the additional review and approval of the Material Manager.

◦

Develop and implement focused monitoring controls and other procedures in the Internal Audit organization.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the year ended December 31, 2007.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, executive officers and key employees, and their ages as of March 31, 2008 are:

Name	Age	Positions
Charles Jayson Brentlinger	53	Chief Executive Officer, Chairman of the Board and President

Gary D. Clarkson	55	Secretary, Vice President and Director

Christopher M. Kampmeier	56	Director

Frank Iorio Jr.	58	Director

Roger Sales	57	Director

Robert A. Orban	62	Vice President, Chief Engineer and Director

Peter J. Lee	53	Vice President of Orban European Operations

Greg J. Ogonowski	52	Vice President of New Product Development

Rebecca A. Nation	42	Chief Financial Officer and Vice President of Human Resources and Administration

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

Robert A. Orban has served as a Vice President since June 2001 and director since May 2000.  In 1975, he co-founded Orban Associates, Inc. with his late business partner, Mr. John Delantoni.  Since that time, Mr. Orban has served as Chief Engineer for Orban Associates (and its successor, Orban, Inc.) where he has concentrated on the theoretical support for and subjective tuning of that company’s products.  In 1975, he introduced Orban Associates’ standard-setting OPTIMOD line of audio processors, including the OPTIMOD-FM processors, which are among the most widely, used FM processors in the world.  Mr. Orban is the holder of 25 patents, and he has been widely published in such publications as the Journal of the Audio Engineering Society and the NAB Engineering Handbook.  In 1993, Mr. Orban shared (with Dolby Labs) a Scientific and Technical Award from the Academy of Motion Picture Arts and Sciences, and in 1995 he received the Radio Engineering Achievement Award from the National Association of Broadcasters.  Mr. Orban received a B.S. in Electrical Engineering from Princeton University in 1967 and an M.S. in Electrical Engineering from Stanford University in 1968.

Roger Sales has served as a director since July 2007.  Mr. Sales served as the Group Finance Director of the Professional Division of Harman International Industries Incorporated (“Harman”) from 1997 to 2006.  At the time of the election, Harman owned 1,638,457 shares of our common stock, or approximately 18.9% of our common shares outstanding.  There were no arrangements or understandings between the Company and Harman (or between the Company and any third person) pertaining to the election of Mr. Sales.  Mr. Sales retired as an employee of Harman during 2006.  Mr. Sales was elected to serve until the next annual meeting of stockholders of the Company and until his successor is duly elected and qualified.

Executive Officers

Peter J. Lee has served as our acting Vice President of Orban European Operations since his appointment by the Executive Committee of the Board of Directors of Circuit Research Labs, Inc. on July 23, 2002.  He joined our Company as a result of the Asset Sale and Purchase Agreement of Dialog4 January 18, 2002.

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

Rebecca A. Nation, Interim Chief Financial Officer and Vice President of Human Resources and Administration, has been employed by the Company since 2000, initially as a marketing coordinator.  Mrs. Nation served as a general accountant with the Company from March 2001 to February 2002, as the Human Resource Director since February 2002, and as Vice President of Administrative Operations since March 2005.  Mrs. Nation will continue to serve in those positions while also serving as the interim CFO.

Involvement in Certain Legal Proceedings

To the best of the knowledge of the Company, none of the Company’s current directors or executive officers has been involved, during the past five years, in any legal proceedings required to be disclosed pursuant to Item 401(d) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act.  Directors, executive officers and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company is not aware of any reports that were not filed timely in 2007 except Robert McMartin, Executive Vice President and Chief Financial Officer, was awarded an option on each of July 20, 2006 and October 12, 2006 to purchase an aggregate of 266,000 shares and has not yet filed a Form 4.  In addition, through the Company’s Employee Stock Purchase Plan, Mr. McMartin acquired 2,701 shares; Mr. Brentlinger, the Company’s Chairman and Chief Executive Officer acquired 2,701 shares, Mr. Clarkson, the Company’s Secretary and Director acquired 2,381 shares, and Mrs. Humke, the Company’s Vice President of Manufacturing acquired 1,353 shares.  Each individual has advised the Company he or she intends to file the required form in the near future.  The Company believes that all other directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2007 fiscal year.

Code of Conduct and Ethics

The Company’s Board of Directors is reviewing a Code of Business Conduct and Ethics applicable to all Company personnel.  In addition, the Company’s Board has adopted a Supplemental Code of Ethics applicable to the Company’s Chairman of the Board (who, in that capacity, acts as the Company’s Chief Executive Officer) and the Company’s senior financial and accounting officers.  The Company believes that each code substantially conforms to the code of ethics required by the rules and regulations of the Securities and Exchange Commission.  The Company will provide a copy of its Code of Business Conduct and Ethics and/or its Supplemental Code of Ethics upon request made by writing to the Company at its principal executive offices at 7970 South Kyrene Road, Tempe, Arizona 85284.

Procedures for Shareholder Recommendation of Nominees

The Board of Directors has adopted written procedures by which shareholders may nominate candidates for election as directors of the Company.  The Board has an unwritten policy under which the Board will consider candidates recommended by shareholders.  Any such nomination submitted to the Board must be in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board to assess his or her qualification.  Nominations may be addressed to the Chairman of the Board in care of the Secretary of the Company at the Company’s principal executive offices at 7970 South Kyrene Road, Tempe, Arizona 85284.

Audit Committee and Audit Committee Financial Expert

The Company maintains an Audit Committee of the Board of Directors, comprised of Frank Iorio, Christopher Kampmeier, and Roger Sales.  The Company’s Board of Directors has determined that all members of the Audit Committee are “independent” under the standards established by the Securities and Exchange Commission for members of audit committees.  The Company’s Board has further determined that Mr. Sales is the independent director who meets the qualifications of an “audit committee financial expert” in accordance with the rules and regulations promulgated by the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information as to the compensation paid or accrued to the Chief Executive Officer and the two other highest compensated executive officers.

-Summary Compensation Table

						Nonequity deferred
	Fiscal			Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Earnings ($)	Compensation ($)		Total ($)
Charles Jayson Brentlinger President, Chief Executive Officer and Chairman of the Board	2007 2006	$185,506 $175,564	— __	— __	— __	— __	$128,853 $103,061	(1) (1)	$$314,359 $278,625

Robert A. Orban	2007	$320,083	__	__	__	__	$65,991	(2)	$386,074
Vice President and Chief Engineer
	2006	$320,083	—	—	—	—	$5,991	(2)	$326,074
Robert McMartin (4)
Executive Vice President	2007	$190,000	__	__	__	__	$15,600	(3)	$205,600
Chief Financial Officer
and Treasurer	2006	$185,998	—	—	—	—	$18,196	(3)	$204,194

Greg Ogonowski	2007	$169,808	__	__	__	__	$0		$169,808
Vice President of New
Product Development	2006	$165,138	—	—	—	—	$0		$165,138

Rebecca A. Nation
Vice President of	2007	$111,290	__	__	__	__	$0		$111,290
Administration Operations and
Chief Financial Officer	2006	$107,809	—	—	—	—	$0		$107,809

(1)	Represents an expense and travel allowance paid to Mr. Brentlinger.

(2)	Represents commissions earned on sales of Company products pursuant to Mr. Orban’s employment agreement with the Company.

(3)

Represents car allowance and does not include the fees and expenses relating to loans provided to the Company from Mr. McMartin.  The fees and expenses relating to the loan payable to Mr. McMartin are more fully discussed below under the caption, “Certain Relationships and Related Transactions and Director Independence.”

(4)

Mr. McMartin’s active employment as an officer of the Company ceased on October 2, 2007.  Mr. McMartin continues to be paid in accordance with the terms of the employment agreement dated June 1, 2005 between the Company and Mr. McMartin.

Compensation of Directors

During the year ended December 31, 2007, our outside directors were not paid fees for serving as directors nor were they paid for attendance at board meetings or committee meetings.

Employment Contracts

We have an employment agreement with our President, Chief Executive Officer and Chairman of the Board, Charles Jayson Brentlinger that was executed on June 26, 2007.  The agreement is intended to be effective retroactive to May 30, 2005.  Pursuant to the agreement, Mr. Brentlinger serves as President and Chief Executive Officer during the term of the agreement.  The agreement has a stated termination date of April 30, 2011, and thereafter will continue until either party gives 90 days’ notice of termination to the other.  In addition, the Company may terminate the employment agreement immediately for “Cause” (as defined in the employment agreement), whereupon the employee would be entitled to receive only compensation earned through the date of termination.  In the event the Company terminates the agreement without Cause (other than upon death or disability of the employee), the Company will be required to pay the employee all compensation and benefits to come due during the remaining scheduled term (i.e., until April 30, 2011).  Under the employment agreement, Mr. Brentlinger will be paid a base salary per year of not less than $185,505.84, shall receive medical, dental and vision insurance (and life and disability insurance, if provided to all employees).  The Company is also required to reimburse him for all reasonable out-of-pocket expenses in fulfilling his duties, and the Board approved up to $100,000 per year of non-documented travel and other expenses.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

We have an employment agreement with Gary D. Clarkson, our Secretary, Vice President and General Manager.  This agreement commenced on June 1, 2005 and has a five –year term, unless otherwise terminated by either party.  Pursuant to this agreement, Mr. Clarkson will serve on a full-time basis as our Secretary, Vice President and General Manager.  This agreement provides that Mr. Clarkson will receive an annual base salary of not less than $79,502.50.   This agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

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

We have an employment agreement with Robert McMartin, who served as our Executive Vice President, Chief Financial Officer and Treasurer until October 2, 2007.  This agreement commenced on May 31, 2005, and continues through May 31, 2010 unless earlier terminated by the Company for cause.  Mr. McMartin continues to provide services upon the request of the Company under this agreement.  The agreement provides that Mr. McMartin will receive an annual base salary of not less than $190,000.  The agreement includes provisions relating to other customary employee benefits and the confidentiality of our proprietary information.

On October 2, 2007, the Board of Directors elected Rebecca A. Nation to the position of Chief Financial Officer (principal financial officer) on an interim basis, pending completion of a search for a new Chief Financial Officer.  Ms. Nation has served as our human resources director since February 2002 and as Vice President of Administrative Operations since March 2005.  She continues to serve in those positions while also serving as the interim CFO.  We and Ms. Nation are parties to an employment agreement dated June 1, 2005, which provides that she will be paid an annual salary of not less than $75,000 and be employed as the Vice President Administrative Services.  During 2007, her annual salary under the employment agreement was $100,000.  The stated term of the employment agreement expires on May 31, 2010, unless terminated earlier as provided in the agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses certain information regarding outstanding equity awards as fiscal year end for each of the officers named in the Summary Compensation Table, as of December 31, 2007.  The values contained in the table below have not been, and may never be, realized.  The options might never be exercised and the value, if any, will depend on the share price on the exercise date.  As of December 31, 2007, all of the equity awards discussed in the following table have fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Jayson Brentlinger President, Chief Executive Officer and Chairman of the Board	1,565,000	0	0	$ 0.70	12/29/2009

Robert A. Orban Vice President and Chief Engineer	50,000	0	0	$ 0.70	12/29/2009

Robert McMartin Executive Vice President Chief Financial Officer and Treasurer	66,000	0	0	$ 0.30	3/3/2009
	126,000	0	0	$ 0.56	7/20/2011
	140,000	0	0	$ 0.52	10/12/2011

Directors Compensation

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Roger Sales Director	—	—	—	—	—	$85,600	(1)	$85,600

(1)

Represents consulting services including advice on the Harman restructuring, advice on the management of the company following the change of CFO and general advice and consultancy throughout the period of May to December 2007.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 14, 2008, for each of our directors and named executive officers, all directors and executive officers as a group and each person known by us to be the beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of April 14, 2008 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Number of Shares
		Beneficially	Percent of
Name of Beneficial Owner	Title of Class	Owned(1)	Class(2)
Directors and Executive Officers:
Charles Jayson Brentlinger and C Jayson Brentlinger Family Limited Partnership(3)(4)	Common Stock	3,863,890	44.64%
Gary D. Clarkson(6) (7)	Common Stock	100,000	1.16%
Christopher M. Kampmeier	Common Stock	56,000	0.65%
Robert A. Orban(6)	Common Stock	66,600	0.77%
Greg J. Ogonowski	Common Stock	6,666	*
Frank Iorio Jr.	Common Stock	0	*
Roger Sales	Common Stock	0	*
Peter J. Lee	Common Stock	0	*
Patricia Humke	Common Stock	0	*
Rebecca A. Nation	Common Stock	0	*
All directors and executive officers as a group (10 persons)	Common Stock	3,903,080	38.22%

5% Holders:
Dialog4 System Engineering GmbH(5)(6)	Common Stock	1,028,734	11.89%
Harman Pro North America Inc.	Common Stock	1,638,547	18.95%
Jayson Russell Brentlinger	Common Stock	648,469	7.50%
Robert McMartin(8)	Common Stock	332,174	3.84%

Unless otherwise noted, the address of each person named in the table is 7970 South Kyrene Road, Tempe, Arizona 85284.

*	Less than .5%.

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

(2)	On the basis of 8,648,459 shares of common stock outstanding as of April 14, 2008.

(3)

Includes 1,565,005 shares subject to exercisable options granted to Mr. Brentlinger pursuant to the Stock Purchase Agreement that we entered into with him on June 23, 1999. Under the Stock Purchase Agreement, we granted Mr. Brentlinger a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $1.25 per share. This option was exercisable upon its grant, and expires on September 30, 2004. No options have been exercised under this grant. On January 16, 2002, Mr. Brentlinger assigned 200,000 of these options to his father, Mr. Jayson Russell Brentlinger. Mr. Brentlinger has acquired an additional 565,005 options pursuant to anti-dilution modifications made to the Stock Purchase Agreement by the Board of Directors on May 15, 2001. Such anti-dilution modifications are retroactive to June 23, 1999.

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

(7)

Includes 50,000 shares subject to immediately exercisable options granted March 3, 2005. The options have a strike price of $0.30 per share and expire on March 3, 2009. No options have been exercised under this grant.

(8)

Includes:  66,000 shares, issued March 3, 2005, which will expire March 3, 2009 and have a strike price of $0.30 a share; 126,000 shares, issued July 20, 2006, which will expire July 20, 2011 and have a strike price of $0.56 a share; 140,000 shares, issued October 12, 2006, which will expire October 11, 2011 and have a strike price of $0.52 a share.  All of which vested immediately upon grant date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management

On January 23, 2006, Jayson Russell Brentlinger, the father of the Company’s Chief Executive Officer, President and Chairman, converted 1,250,000 options to purchase shares of the Company’s common stock (the “Options”) at the option price of $0.55 per share (the market price of the shares on the date the option was issued), in the form of a cashless exercise, into 548,469 of the Company’s common shares (the market price of the shares was $0.98 on the day the options were exercised).  Harman Pro North Company, at the time a stockholder of the Company, was issued 128,653 shares and an expense of approximately $126,000 was recorded by us on January 23, 2006 as part of an anti-dilution provision of an agreement to which we and Harman were parties.

On July 20, 2006, our Board of Directors granted to our then Executive Vice President, Chief Financial officer and Treasurer, Robert McMartin, an option to purchase 126,000 shares of common stock at a purchase price of $0.56 per share, exercisable prior to July 20, 2011.  These options were granted to induce Mr. McMartin to loan the company $63,000.  On October 12, 2006, our Board of Directors granted Mr. McMartin an option to purchase 140,000 shares of common stock at a purchase price of $0.52 per share, exercisable prior to July 20, 2011.  These options were granted to induce Mr. McMartin to loan the company $70,000.

Interest expense, paid and accrued, on all stockholder loans for the years ended December 31, 2007 and 2006 was $191,875. and $228,606, respectively.

Debt Restructure with Harman

As disclosed elsewhere in this report, during 2004 we restructured the debt we owed to Harman, which at the time was the beneficial owner of approximately 19% of our common stock.  See Note 7 of “Notes to Consolidated Condensed Financial Statements.”

Director Independence

The Company’s Board of Directors has determined that all of the non-employee Directors (Mr. Kampmeier, Mr. Sales and Mr. Iorio) are “independent” under the special standards established by the Securities and Exchange Commission for small business issuers.

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

3.1 (2)	Restated Articles of Incorporation of the Company

3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.2 (3)	Bylaws of the Company

10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)

10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)

10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)

10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)

10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)

10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)

10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)

10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)

10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)

10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc.(11)

10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc.(11)

10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)

10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)

10.22	Employment Agreement [entered into June 26, 2007 and] made effective as of May 30, 2005 by and between Circuit Research Labs, Inc. and C. Jayson Brentlinger. (13)
10.23	Purchase Agreement dated as of July 13, 2007 between Harman Pro America, Inc. (successor in interest to Harman Acquisition Corp. (f/k/a Orban, Inc.), and Circuit Research Labs, Inc. (14)
10.24	Memorandum of Understanding, dated as of November 5, 2007, by and between Jayson Russell Brentlinger and Circuit Research Labs, Inc. (15)
10.25	Conversion Agreement dated as of February 5, 2008, by and between Jayson Russell Brentlinger and Circuit Research Labs, Inc. *
10.26	Extension Agreement dated as of February 21, 2008 between Jayson Russell Brentlinger and CRL Systems, Inc. (16)
21.1	Subsidiaries of Circuit Research Labs, Inc. *

23.1	Consent of McGladrey & Pullen LLP (included on page 33 of this report on Form 10-KSB)*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. *

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. *

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. *

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. *

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No 333-50920).

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No 333-126233).

(12)	Incorporated by reference to the Registrants Report on Form 8-K dated April 6, 2006.

(13)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 13, 2007.
(14)	Incorporated by reference to the Registrant’s Report on Form 8-K dated July 20, 2007.
(15)	Incorporated by reference to the Registrant’s Report on Form 10-QSB dated November 14, 2007.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 26, 2008.
(17)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Altschuler, Melvoin & Glasser LLP (AM&G) had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services.  As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed was provided by permanent full-time employees of AM&G.  Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G’s relationship with TBS was replaced with a similar relationship with RSM.  AM&G managed and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.  Effective January 22, 2007, the Company was notified that a majority of the partners of AM&G, the Company’s auditor, had become partners of McGladrey and Pullen, LLP, (M&P) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor of the Company.  M&P was appointed as the Company’s new auditors as of January 27, 2007.

 On July 20, 2007, the Company was notified by McGladrey & Pullen, LLP (M&P) that it resigned as our independent registered public accounting firm effective July 20, 2007.

The audit report of M&P on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  The M&P audit report relating to its audit of the Company’s financial statements for the fiscal year ended December 31, 2006 included an emphasis paragraph relating to the uncertainty as to the Company’s ability to continue as a going concern.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2006 and through the date of M&P’s resignation, there were:  (1) no disagreements with M&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to M&P’s satisfaction, would have caused M&P to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such year and (2) no reportable events within the meaning set forth in Item 304(a)(1)(IV)(B) of Regulation S-B.

On July 25, 2007, the Audit Committee of the Company approved the engagement of Semple, Marchal & Cooper, LLP (SM&C) as its new independent registered public accounting firm.  During the last two fiscal years and subsequent interim periods preceding their engagement, SM&C was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered for the review of our quarterly financial statements; (iii) services rendered in connection with tax compliance, tax advice and tax planning; (iv) all other fees for services rendered..

	2007	2006
(ii) Audit Fees for annual financial statements	$40,092	$75,950
(ii) Audit Fees for review of quarterly financial statements	51,069	31,500
(iii) Tax Fees	22,836	8,500
(iv) All Other Fees	0	0

During the years ended December 31, 2007 and 2006, M&P, RSM, and SM&C did not perform any management consulting services for the Company.

Audit Committee Pre-Approval Policies and Procedures

The 2007 and 2006 audit services provided by Semple, Marchal & Cooper were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2008.

CIRCUIT RESEARCH LABS, INC.
By:	/s/ C. Jayson Brentlinger
C. Jayson Brentlinger
Chief Executive Officer, President and Chairman of the Board

     POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints C. Jayson Brentlinger and Rebecca Nation, and any of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Jayson Brentlinger C. Jayson Brentlinger	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	April 14, 2008

/s/Gary D. Clarkson Gary D. Clarkson	Vice President, Secretary and Director	April 14, 2008

/s/Frank Iorio Frank Iorio	Director	April 14, 2008

/s/Roger Sales Roger Sales	Director	April 14, 2008

/s/Robert A. Orban Robert A. Orban	Vice President, Chief Engineer and Director	April 14, 2008

/s/Christopher M. Kampmeier Christopher M. Kampmeier	Director	April 14, 2008

/s/Rebecca A. Nation R Rebecca A. Nation	Acting Chief Financial Officer (principal financial officer)	April 14, 2008

Exhibit Index

Exhibit
Number	Description
2.1(1)

Asset Sale and Purchase Agreement, dated as of November 16, 2001, among Dialog4 System Engineering GmbH, Berthold Burkhardtsmaier, Cornelia Burkhardtsmaier, Friedrich Maier, Circuit Research Labs, Inc. and CRL Systems, Inc.

3.1 (2)	Restated Articles of Incorporation of the Company

3.1a (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.1b (2)	Articles of Amendment to the Company’s Restated Articles of Incorporation

3.2 (3)	Bylaws of the Company

10.1	Circuit Research Labs, Inc CJB Stock Option Plan. (10)

10.2	Asset Sale Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc. and Orban, Inc. (4)

10.3.1	Guarantee and Collateral Agreement, dated as of May 31, 2000, by and between Circuit Research Labs, Inc., as Parent, CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.3.2	First Amendment to Guarantee and Collateral Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (14)

10.4.1	Credit Agreement, dated as of May 31, 2000, by and between CRL Systems, Inc., as Borrower, and Orban, Inc., as Lender. (4)

10.4.2	Third Amendment to Credit Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.5	Employment Agreement, dated as of January 1, 2002, by and between Charles Jayson Brentlinger and Circuit Research Labs, Inc. (6)

10.6	Employment Agreement, dates, as of June 1, 2005, by and between Gary D. Clarkson and Circuit Research Labs, Inc.(11)

10.7	Employment Agreement, dated as of June 1, 2005, by and between Robert W. McMartin and Circuit Research Labs, Inc.(11)

10.8	Employment Agreement, dated as of January 1, 2002, by and between Greg J. Ogonowski and Circuit Research Labs, Inc. (6)

10.9	Employment Agreement dated as of May 31, 2005 by and between Robert A. Orban and Circuit Research Labs, Inc.(11)

10.10	Assumption Agreement by CRL International, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.11	Assumption Agreement by Orban Europe GmbH. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.12	Debt Restructuring Agreement by and among Circuit Research Labs, Inc., CRL Systems, Inc, and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.13	Amended and Restated Secured Promissory Note by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.14	Registration Rights Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.15	Patent Security Agreement by CRL Systems, Inc. and Harman Pro North America, Inc. dated April 29, 2005. (8)

10.16	Patent Security Agreement by Circuit Research Labs, Inc. and Harman Pro North America, Inc. dated April 29, 2005 (8)
10.17	Settlement Agreement and Release, dated April 15, 2005, between Dialog4 Systems Engineering GmbH, et al. and the Registrant. (9)
10.18	Employment Agreement dated as of June 1, 2005 by and between Rebecca A. Valdez and Circuit Research Labs, Inc. (11)
10.19	Employment Agreement dated as of June 1, 2005 by and between Patricia Humke and Circuit Research Labs, Inc. (11)
10.20	Office Lease Agreement between Circuit Research Labs, Inc. and Phoenix Investors #9, L.L.C., dated November 14, 2005 (12)
10.21	Demand Note between Circuit Research Labs, Inc. and Jayson Russell Brentlinger. (12)

10.22	Employment Agreement [entered into June 26, 2007 and] made effective as of May 30, 2005 by and between Circuit Research Labs, Inc. and C. Jayson Brentlinger. (13)
10.23	Purchase Agreement dated as of July 13, 2007 between Harman Pro America, Inc. (successor in interest to Harman Acquisition Corp. (f/k/a Orban, Inc.), and Circuit Research Labs, Inc. (14)
10.24	Memorandum of Understanding, dated as of November 5, 2007, by and between Jayson Russell Brentlinger and Circuit Research Labs, Inc. (15)
10.25	Conversion Agreement dated as of February 5, 2008, by and between Jayson Russell Brentlinger and Circuit Research Labs, Inc. *
10.26	Extension Agreement dated as of February 21, 2008 between Jayson Russell Brentlinger and CRL Systems, Inc. (16)
21.1	Subsidiaries of Circuit Research Labs, Inc. *
23.1	Consent of McGladrey & Puller LLP (included on page 33 of this report on Form 10-KSB)*
31.1	Certification of Chief Executive Officer pursuant to Item 601 (b)(31) of Regulation S-B. *
31.2	Certification of Chief Financial Officer pursuant to Item 601 (b)(31) of Regulation S-B. *
32.1	Certification of Chief Executive Officer pursuant to Item 601 (b)(32) of Regulation S-B. *

32.2	Certification of Chief Financial Officer pursuant to Item 601 (b)(32) of Regulation S-B. *
*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated February 4, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-69712) effective November 13, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-18 (File No. 2-85779-LA) effective October 14, 1983.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K/A dated October 12, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated May 4, 2005.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 19, 2005.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No 333-50920).
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No 333-126233).
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 6, 2006.
(13)	Incorporated by reference to the Registrant’s Report on 8-K dated July 13, 2007.
(14)	Incorporated by reference to the Registrant’s Report on 8-K dated July 20, 2007.
(15)	Incorporated by reference to the Registrant’s Form 10-QSB dated November 14, 2007.
(16)	Incorporated by reference to the Registrant’s Report on form 8-K dated February 26, 2008.
(17)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005.