Form 10-Q
period 2008-03-31
CIRCUIT RESEARCH LABS INC
filed 2008-05-15
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐   Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).      Yes ☐      No ☒

The number of shares outstanding of each class of our common equity as of May 15, 2008 is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

       8,648,459

Circuit Research Labs, Inc.

Index to Form 10-Q Filing

For the Quarter Ended March 31, 2008

Table of Contents

Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 (unaudited) and December 31, 2007

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months ended March 31, 2008 and 2007 (unaudited)

5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2008 and 2007 (unaudited)

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

17

ITEM 3.  CONTROLS AND PROCEDURES.

23

PART  II  -  OTHER INFORMATION

26

ITEM 4.  UNREGISTERED SALES OF SECURITIES AND USE OF PRODEEDS

26

ITEM 5.  OTHER INFORMATION

          26

ITEM 6.  EXHIBITS

27

SIGNATURES

28

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 45,924	$ 137,401
Accounts Receivable, trade, net of allowance for doubtful
accounts of $102,686 in 2008 and $109,054 in 2007	1,253,046	1,282,042
Inventories - Net	2,463,880	2,366,668
Other current assets	136,203	60,052
Total Current Assets	3,899,053	3,846,163

PROPERTY , PLANT AND EQUIPMENT - Net	132,304	149,762

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other	300,935	301,140
Total Other Assets	6,832,613	6,832,818

TOTAL ASSETS	$ 10,863,970	$ 10,828,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,550,299	$ 1,515,167
Notes payable to stockholders	20,000	20,000
Current portion of other long-term debt	711,292	642,700
Accrued salaries and benefits	548,677	559,570
Customer deposits	467,076	470,085
Other accrued expenses and liabilities	389,909	558,150
Total Current Liabilities	3,687,253	3,765,672

LONG-TERM LIABILITIES
Notes payable to stockholders	2,329,071	4,060,030
Long-Term Debt, Less Current Portion	137,733	560,680
Total Long-Term Liabilities	2,466,804	4,620,710

TOTAL LIABILITIES	6,154,057	8,386,382

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
- continued	March 31,	December 31,
	2008	2007
	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred stock, $100 par value - authorized, 500,000 shares,

20,428 Series A shares issued and outstanding at March 31, 2008 and none issued as of December 31, 2007

    2,000 Series B shares issued and outstanding at March 31, 2008 and none issued as of December 31, 2007

	2,042,841 200,000	0 0
Common stock, $.10 par value - authorized, 20,000,000 shares,
8,648,459 shares issued and outstanding at March 31, 2008
and December 31, 2007.	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(7,792,244)	(7,816,955)
Total Stockholders' Equity	4,709,913	2,442,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,863,970	$ 10,828,743

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSDENSED CONDSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31
	2008	2007

NET SALES	$ 3,815,528	$ 2,636,321
COST OF GOODS SOLD	1,675,497	1,234,583
Gross profit	2,140,031	1,401,738

OPERATING EXPENSES:
Selling, general and administrative	1,337,518	1,249,029
Research and development	571,861	502,368
Depreciation	20,946	22,624
Total operating expenses	1,930,325	1,774,021

INCOME (LOSS) FROM OPERATIONS	209,706	(372,283)

OTHER EXPENSE
Other expense	16,515	38,625
Interest	144,968	68,395
Total other expense	161,483	107,020

INCOME (LOSS) BEFORE INCOME TAXES	48,223	(479,303)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	48,223	(479,303)

DIVIDENDS ON PREFERRED SHARES	23,512	0

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	24,711	(479,303)

NET INCOME (LOSS) PER COMMON SHARE
-BASIC	$ 0.00	$ (0.05)
-BASIC	$ 0.00	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,648,459	8,648,459
Diluted	8,666,764	8,648,459

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31
	2008	2007

OPERATING ACTIVITIES:
Net Income (Loss)	$ 24,711	$ (479,303)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation and amortization	23,080	45,543
Preferred dividends	23,512	0
Interest added to note principal	64,041	0

Changes in assets and liabilities:
Accounts receivable, net	28,996	(186,212)
Inventories, net	(97,212)	(134,390)
Other assets	(75,946)	38,899
Accounts payable	35,132	438,543
Accrued salaries and benefits	(10,893)	(11,767)
Customer deposits	(3,009)	380,026
Other accrued expenses and liabilities	79,600	74,638
Net cash provided by (used in) operating activities	92,012	165,977

INVESTING ACTIVITIES:
Capital expenditures	(5,622)	(5,653)
Net cash provided by (used in) investing activities	(5,622)	(5,653)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(154,355)	(163,991)
Dividends paid	(23,512)	0
Net cash provided by (used in) financing activities	(177,867)	(168,991)

NET DECREASE IN CASH	(91,477)	(8,667)

CASH AT BEGINNING OF PERIOD	137,401	30,125

CASH AT END OF PERIOD	$ 45,924	$ 21,458

See accompanying notes to condensed consolidated financial statements

(continued)

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31
	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$ 80,927	$ 113,442

Supplemental Disclosure of non-cash financing activities:

Conversion of Debt and accrued interest to Preferred Stock	$ 2,242,841	$ 0

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

The Condensed Consolidated Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Condensed Consolidated Balance Sheet as of March 31, 2008 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared without audit.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  You should read the Condensed Consolidated Financial Statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the financial position, cash flows and results of operations for such interim periods.  Net operating results for the interim period ended March 31, 2008 may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

2.

Significant Accounting Policies are as follows:

a.

Net Income (loss) per share

For the three months ended March 31, 2008, the effects of 2,131,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt were not used for computing diluted earnings per share because the option exercise prices were higher than the market price of the common stock and would be anti-dilutive.  For the three months ended March 31, 2007, the effects of 2,341,200 shares relating to options to purchase common stock were not used for computing diluted earnings per share because the results would be anti-dilutive.  Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options.

Our basic earnings per share and dilutive earnings per share are summarized as follows:

	Three Months Ended
	March 31
	2008	2007
Numerator:
Net income (loss)	$ 24,711	$ (479,303)

Denominator:
Dilutive shares
Options	18,305	0
Total dilutive securities	18,305	0

Weighted average shares - basic	8,648,459	8,648,459
Weighted average shares - diluted	8,666,764	8,648,459

Basic income (loss) per share	$ 0.00	$ (0.05)
Diluted income (loss) per share	$ 0.00	$ (0.05)

b.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was effective for all business acquisitions with an acquisition date on or after January 1, 2009.  This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of the acquisition SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity.  The Company does not expect the adoption of FAS160 to have an effect on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161").  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective for the quarter ending February 28, 2009.  The Company is currently evaluating the impact of the provisions of FAS 161.

c.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables.

At March 31, 2008, the Company had trade receivables due from four customers, which represented an aggregate of approximately 39% of the receivable balance.  At March 31, 2007, the Company had trade receivables due from three customers representing approximately 46% of the receivable balance.

d.

Income Taxes

In August of 2007, the IRS informed us that it had selected our 2005 tax years for examination.  In February 2008, the audit was concluded and the IRS found that the 2005 tax return needed to be adjusted by an additional liability of $3,312, which represented an increase in the Alternative Minimum Tax.  We have paid this additional tax liability.

3.

Inventories

Inventories consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Raw Materials and Supplies	$ 2,484,312	$ 2,439,397
Work in Process	1,280,099	1,235,154
Finished Goods	551,279	551,377
Total	4,315,691	4,225,928
Less Obsolescence Reserve	(1,851,811)	(1,859,260)
Inventories, net	$ 2,463,880	$ 2,366,668

4.

Long-Term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Orban acquisition note to stockholder	$ 200,000	$ 200,000
Avocet Instruments, Inc.	3,588	3,588
Dialog 4 Engineering GmbH (Note 6)	168,480	189,540
Solectron GmbH (Note 6)	227,107	227,107
Jayson Russell Brentlinger	2,329,071	4,060,030
Note payable to private investor	0	200,000
Vendor notes	269,850	403,145
Total Long-term debt	3,198,096	5,283,410
Less current portion	731,292	662,700
Total long-term debt, less current portion	$ 2,466,804	$ 4,620,710

Scheduled principal payments due within one year aggregate $711,292 as of March 31, 2008.  Long-term debt at March 31, 2008 includes $2,329,071 owed to Jayson Russell Brentlinger who is the father of our Chairman, President and CEO, Charles Jayson Brentlinger.

In connection with the acquisition of the assets of Orban in 2000, the Company issued $205,000 in long-term debt to an unrelated stockholder in consideration for his role in such acquisition.  The note bears interest at 7.5 percent per annum.  In August 2004, the Company signed a replacement promissory note for $180,000, payable on or before July 1, 2007, with interest only payments to be made monthly in arrears at the rate of 10% per annum commencing August 1, 2004.  If an interest payment is not received before the 16th of each month, the interest rate will increase to 12% per annum from the date of delinquency until the accrued interest is brought current.  On June 5, 2007, the Company signed an amendment to the note extending the maturity date to January 31, 2009, while keeping all of the other provisions the same.

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350.  The remaining unpaid purchase price is being offset by periodic product purchases by the lender.  As of March 31, 2008, $3,588 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903.  In 2006 and 2005, the Company converted approximately $992,000 and $363,000 respectively, of various trade payables into notes payable.  As of March 31, 2008, the unpaid portion of these notes payable is $269,850.  Interest rates on converted notes range from 0% to 8% and payment periods range from less than one year to two years.

On October 12, 2005, a private investor loaned the Company $200,000 secured by a promissory note with an interest rate of 11% per annum.  The note matures October 12, 2010 and has interest-only payments payable monthly.  At anytime on or before the maturity date, the holder of the note may convert the note into restricted shares of common stock for $0.75 per share.  On the date of issuance, the conversion price was lower than the closing price of the common stock.  The Company immediately expensed $117,096 related to the conversion right.

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to extinguish the promissory note of $200,000 in principal.  The promissory note held by the private investor was converted into Series B Preferred Stock with a par value of $100 per share with a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

5.

Notes Payable

Notes payable to stockholders aggregated $2,349,071 and $4,080,030 at March 31, 2008 and December 31, 2007, respectively.

During June 2003, a stockholder loaned the Company $20,000, pursuant to one-year note accruing interest at 9.0% per annum.  The note was due and payable with interest in June 2004.  As previously agreed, in the second quarter of 2005, the Company issued options to the lender to purchase 60,000 shares of common stock of the Company at a purchase price of $0.45 per share.  The shareholder verbally agreed to extend the loan and the Company has continued to accrue interest under the loan.  The total amount of interest accrued as of March 31, 2008 is $8,800.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,841 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail below:

°

On October 4, 2004, Jayson Russell Brentlinger, a stockholder and the father of the Company’s President and CEO, loaned the Company $700,000 in connection with the Harman debt restructure.  The loan had an interest rate of 11.5% per annum and required monthly interest-only payments.  C. Jayson Brentlinger, President and CEO, had guaranteed the repayment of the Note.  As of December 31, 2007, the Company was 19 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 was $131,041.

°

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, secured by a demand note (the “Note”).  All of the proceeds of the Note were used to pay the April 2006 installment of the settlement with Dialog4.  The Note was payable within 30 days upon demand and had an interest rate of 11.5%.  Mr. Brentlinger, through March 31, 2007, had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares at $100 par value per share.  The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share.  C. Jayson Brentlinger, President, CEO, and Chairman, had signed a repayment guarantee under the Note.  In the first quarter of 2006, the Company recorded an expense of $328,312 associated with the conversion right.  As of December 31, 2007, the Company was 19 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 was $86,677.

°

On April 12, 2007, Jayson Russell Brentlinger loaned the Company $120,000 to cover some short term obligations.  The loan had an interest rate of 11.5% per annum and was initially due April 19, 2007.  On May 2, 2007, Mr. Brentlinger agreed to extend the maturity date to September 19, 2007.  On July 13, 2007, Mr. Brentlinger agreed to further extend the maturity date to March 31, 2008.    As of December 31, 2007, the Company was 8 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 was $9,986.

°

On September 25, 2007, Jayson Russell Brentlinger loaned the Company $500,000 to cover some short term obligations.  The loan had an interest rate of 15% per annum.  The interest rate was to increase to 25% per annum if the loan was not paid in full on January 10, 2008.  As of December 31, 2007, the Company was 3 months in arrears in making the interest payments under the Note.  The arrearage total as of December 31, 2007 was $20,137.

On January 18, 2006, Mr. Robert McMartin, then the Company’s Executive Vice President and CFO, loaned the Company $100,000.  The interest rate was 21% per annum, which increased to 25% after January 31, 2006 when the note became due.  The note was paid in full on June 22, 2007.

On February 1, 2006, Mr. Gary Clarkson, the Company’s Vice President and General Manager, loaned the Company $20,000.  The interest rate was 21% per annum, which increased to 25% after February 14, 2006 when the note became due.  The note was paid in full on June 22, 2007.

6.

HARMAN

On May 31, 2000, the Company acquired the assets of Orban, Inc., which was then a wholly-owned subsidiary of Harman International, Inc.  The assets acquired included the right to the name “Orban.”  The purchase price was paid partially in cash and partially by issuing notes payable to Harman.

On October 12, 2004, the Company and Harman agreed to restructure the Company’s $8.5 million principal balance plus $1.0 million of accrued interest owed to Harman.  The debt restructuring documents were executed on April 29, 2005, and the debt restructure is described in the Company’s prior filings with the SEC, including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2008.

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to repurchase 1,509,804 shares of the Company’s common stock owned by Harman, 1,000 shares of common stock of CRL International, Inc., and two promissory notes payable to Harman.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company ($2,265,030, principal amount) and by C. Jayson Brentlinger, the Company’s President and CEO, (1,000,000, principal amount).  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, funded the transaction in exchange for the position previously held by Harman.

In connection with this transaction, the obligation to Harman in the amount of $2,265,030 was reassigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6.0% per annum from July 13, 2007, the date of the transaction.  Accrued interest by the Company in the amount of $243,659 was forgiven by Harman and was recorded as other income in 2007.  The terms of the agreement are such that no payments are due or payable until January 1, 2008, and all interest accruing on the Note between July

13, 2007 and December 31, 2007 was accumulated and added to the principal of the Note as of January 1, 2008.

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

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an Extension Agreement changing the payment structure of the Harman note held by Mr. Brentlinger, effective as of December 31, 2007.  The original note called for certain principal payments to be made by the Company at specified times as well as for monthly payments of interest.  The extension agreement states that the outstanding principal balance ($2,265,030) of the note shall be payable on or before December 31, 2010 and that no payments of principal on the note shall be due until the new maturity date.  Payments of interest shall continue to be made in accordance with the terms of the note.  The Company may prepay all or any portion of the principal on the note at any time or from time to time.  Consequently, the note has been presented a long-term debt obligation as of December 31, 2007.

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

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company.  Mr. Burkhardtsmaier agreed to resign from the Board of Directors for the Company and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.  The Company is current and the remaining balance as of March 31, 2008 is $168,480.

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

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $243,000 of inventory pursuant to the materiality agreement entered into between Dialog4 and Solectron for which it was found to be responsible.  This obligation now in the amount of $227,107 was a result of claims originating between Solectron and Dialog4.  As of March 31, 2008, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest.  Charles Jayson Brentlinger, President and CEO, of the Company also signed a payment guarantee under the revised settlement agreement.  The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  The inventory of $243,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

8.

Stock Options and Stock Based Compensation

All options that have been issued were vestrd when issued and were expensed immediately upon issuance.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period plus one year.  The intrinsic value of all options outstanding aggregated $0 as of March 31, 2008 and 2007.

During the three months ended March 31, 2008 and 2007, there were no options issued and none exercised.

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

Harman Pro North Company, then an existing stockholder, was issued 128,653 shares on January 23, 2006 as part of the anti-dilution provision required under the Harman debt restructure.

As of March 31, 2008 there were 2,247,000 options outstanding, all of which were exercisable.  The options have a weighted average life, in years, of 2.75, weighted average fair value of $0.19 and an intrinsic value of approximately $14,000.

9.

Recent Events

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,840 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail in Note 5.

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to extinguish the promissory note of $200,000 in principal.  The promissory note held by the private investor was converted into Series B Preferred Stock with a par value of $100 per share with a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

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

The Company recorded a net income of $24,711 in the first quarter of 2008 compared to a net loss of $479,303 in the same period last year.  This is primarily contributed to an increase in our Net Revenue of approximately 45%, or $3,815,528 for the quarter ended March 31, 2008 compared to $2,636,321 for the same period in 2007.

We currently, as of March 31, 2008, have a backlog of orders totaling approximately $1.7 million.

Recent Developments

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,840 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail in Note 5.

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to extinguish the promissory note of $200,000 in principal.  The promissory note held by the private investor was converted into Series B Preferred Stock with a par value of $100.00 per share with a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

Results of Operations

The following table sets forth for the periods indicated certain summary operating results:

	Three Months Ended
	March 31
	2008	2007
Revenues:
Net Revenues:	$3,815,528	$2,636,321

Gross profit on net sales	2,140,031	1,401,738
Gross profit margin	56%	53%
Net cash provided by (used in)
operating activities	92,012	165,977
Net cash provided by (used in)
investing activities	(5,622)	(5,653)
Net cash provided by (used in)
financing activities	(177,867)	(168,991)
Net Income (loss)	24,711	(479,303)
Net Income (loss) as a percent
of net sales	1%	-18%
Income (loss) per share - basic	0.00	(0.05)
Income (loss) per share - diluted	0.00	(0.05)

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales:

	Three Months Ended
	March 31, 2008	March 31, 2007	Percent Change

Net Sales	3,815,528	2,636,321	45%

 Net sales during the three months ended March 31, 2008 was approximately $3.8 million compared to approximately $2.6 million during the comparable period in 2006, reflecting an increase of approximately 45%.  The 45% increase for the three months ended March 31, 2008 is attributable to the continuation of our ramping up of production that began in the third quarter of 2007, whereby we extended our production hours and paying overtime in order to reduce the current backlog.  During the first quarter of 2008, we have successfully reduced our back log by approximately 26% from approximately $2.3 million at the end of the fiscal year 2007 to approximately $1.7 million for the quarter ended March 31, 2008.

Gross Profit:

	Three Months Ended
	March 31, 2008	March 31, 2007

Gross Profit on net sales	2,140,031	1,401,738

Gross Profit margin	56%	53%

Gross profit for the three months ended March 31, 2008 was 56%, compared to 53% for the same period in 2007.  The increase of 3% for the three months ended March 31, 2008 in gross profit is primarily due to increased demand for our products, coupled with our ability to increase production runs and reduce costs associated with set up and labor.  Other contributing factors include our tightening up of controls over the warehouse as a result of the material weakness discovered during our assessment of the effectiveness of internal controls as described in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

Selling, General and Administrative:

	Three Months Ended
	March 31, 2008	March 31, 2007	Percent Change

Selling, General and Administrative	1,337,518	1,249,029	7%

Selling, General and Administrative expense as a percent of net revenue	35%	47%

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2008 were $1,337,518, representing an increase of 7%, compared to SG&A expense of $1,249,029 during the same period in 2007.  As a percentage of net revenue, SG&A decreased from 47% for the three months

ended March 31, 2007 to 35% for the same period in 2008.   The was primarily contributed to the 45% increase in net sales as discussed above.

Research and Development:

	Three Months Ended
	March 31, 2008	March 31, 2007	Percent Change

Research and Development	571,861	502,368	14%

Research and Development expense as a percent of net revenue	15%	19%

Research and development expense during the three months ended March 31, 2008 was $571,861, compared to $502,368 during the comparable period for 2007, reflecting a increase of 14% in the three months ended March 31, 2008 as compared to the same period in 2007.  The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other Expense:

	Three Months Ended
	March 31, 2008	March 31, 2007	Percent Change

Other Expense	161,483	107,020	51%

Other expense as a percent of net revenue	4%	4%

Other expense, net for the three months ended March 31, 2008 was approximately $161,483, of which $144,968 represents interest expense.  Other expense, net for the three months ended March 31, 2007 was approximately $107,020, of which approximately $68,395 represents interest expense.  The increase in interest expense in 2008 is primarily due to interest of $75,910 accrued on the reassignment of the Harman note to Jayson Russell Brentlinger as discussed in Note 5 of “Notes to Condensed Consolidated Financial Statements.”

Net Income (Loss)

	Three Months Ended
	March 31, 2008	March 31, 2007	Percent Change

Net Income (Loss)	24,711	(479,303)	-105%

Net Income (Loss) as a percent of net revenue	1%	-18%

Net income for the three months ended March 31, 2008 was $24,711, compared to a net loss of ($479,303) for the same period in 2007.  This is primarily attributed to an increase in our Net Revenue of approximately 45%, or $3,815,528 for the quarter ended March 31, 2008 compared to$2,636,321 for the same period in 2006.

Liquidity and Capital Resources

We had net working capital of approximately $0.3 million at March 31, 2008, and the ratio of current assets to current liabilities was 1.09 to 1.  At March 31, 2007, we had negative net working capital of approximately $3.3 million and a current ratio of .54 to 1.  The decrease in working capital deficit is attributable to the reclassification of approximately $3,189,400 of short term debt in accordance with the conversion agreement and extension agreement as discussed below.

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

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to extinguish the promissory note of $200,000 in principal.  The promissory note held by the private investor was converted into Series B Preferred Stock with a par value of $100.00 per share with a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

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

Accounts receivable, net were $1,253,046 at March 31, 2008 compared to $1,282,042 at December 31, 2007 representing a net decrease of approximately $28,996 or 2%.

Total net inventories were approximately $2,463,880 at March 31, 2008 compared to total inventories of approximately $2,366,668 at December 31, 2007 representing an increase of 4%.

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

FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements.  Forward-looking statements include indications regarding our intent, belief or current expectations.  Discussions in this prospectus under the headings “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Business,” as well as in other parts of this prospectus include forward-looking statements.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, prospects and intentions, markets in which we participate and other statements in this prospectus that are not historical facts.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  When used in this prospectus, the words “expect,” “project,” “may,” “will,” “should,” “anticipate,” “believe,” “estimate,” “intend,” “objective,” “plan,” “seek,” and similar words and expressions, or the negatives of these words or expressions, are generally intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-

looking statements.  Factors that could contribute to these differences include those discussed in “Risk Factors” and in other sections of this prospectus.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus.  We qualify any forward-looking statements entirely by these cautionary factors.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of March 31, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of March 31, 2008.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(d)

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,840 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail in Note 5.

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to extinguish the promissory note of $200,000 in principal.  The promissory note held by the private investor was converted into Series B Preferred Stock with a par value of $100.00 per share with a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

The issuance of the shares of Series A Preferred Stock and Series B Preferred Stock were made in reliance upon exemptions from the provisions of the federal securities laws afforded by  Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated there under, in connection with offers and sales to “accredited investors”.

ITEM 5.  OTHER INFORMATION

Pursuant to Item 401(g) of Regulation S-K, the Company is required to describe any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.  The Company currently does not have in place any such procedures.

ITEM 6.  EXHIBITS

 Exhibit

Number

Description

31.1

Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.  (Filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.  (Filed herewith).

32.1

Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.  (Filed herewith).

32.2

Certification of Chief Financial Officer pursuant to Item 601 (b)(32) of Regulation S-K.  (Filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCUIT RESEARCH LABS, INC.

Dated:  May 15, 2008

By:/s/ Rebecca Nation

Rebecca Nation

Executive Vice President,

Chief Financial Officer