Form 10-Q
period 2008-06-30
CIRCUIT RESEARCH LABS INC
filed 2008-08-14
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act) Yes ☐ No☒

The number of shares outstanding of each class of our common equity as of August 14, 2008 is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

       8,648,459

Circuit Research Labs, Inc.

Index to Form 10-Q Filing

For the Quarter Ended June 30, 2008

Table of Contents

Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 (unaudited) and December 31, 2007

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six months and three months ended June 30, 2008 and 2007 (unaudited)

5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2008 and 2007 (unaudited)

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 4.  CONTROLS AND PROCEDURES.

23

PART  II  -  OTHER INFORMATION

25

ITEM 1.  LEGAL PRODEEDINGS

25

ITEM 1A.  RISK FACTORS

25

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PRODEEDS

26

ITEM 5.  OTHER INFORMATION

26

ITEM 6.  EXHIBITS

27

SIGNATURES

28

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 272,315	$ 137,401
Accounts receivable, trade, net of allowance for doubtful
accounts of $94,279 in 2008 and $109,054 in 2007	1,114,389	1,282,042
Inventories - net	2,815,535	2,366,668
Prepaid expenses	80,759	60,052
Total current assets	4,282,998	3,846,163

PROPERTY, PLANT AND EQUIPMENT - Net	137,133	149,762

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other assets	322,982	301,140
Total other assets	6,854,660	6,832,818

TOTAL ASSETS	$ 11,274,791	$ 10,828,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,165,444	$ 1,515,167
Notes payable to stockholders	160,000	20,000
Current portion of other long-term debt	577,830	642,700
Accrued salaries and benefits	623,254	559,570
Customer deposits	244,253	470,085
Other accrued expenses and liabilities	468,325	558,150
Total current liabilities	4,239,106	3,765,672

LONG-TERM LIABILITIES
Notes payable to stockholders	2,329,071	4,060,030
Long-term debt, less current portion	101,951	560,680
Total long-term liabilities	2,431,022	4,620,710

TOTAL LIABILITIES	6,670,128	8,386,382

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- continued	June 30, 2008	December 31, 2007

	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred stock, $100 par value - authorized, 500,000 shares,

       20,428 Series A shares issued and outstanding at June 30, 2008 and none issued as of December 31, 2007

    2,000 Series B shares issued and outstanding at June 30, 2008 and none issued as of December 31, 2007

	2,042,841 200,000	0 0
Common stock, $.10 par value - authorized, 20,000,000 shares,
8,648,459 shares issued and outstanding at June 30, 2008
and December 31, 2007.	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(7,897,491)	(7,816,955)
Total Stockholders' Equity	4,604,663	2,442,361

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,274,791	$ 10,828,743

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSDENSED CONDSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30		Six-Months Ended June 30
	2008	2007	2008	2007

NET SALES	$ 3,533,749	$ 3,276,317	$ 7,349,277	$ 5,912,638
COST OF GOODS SOLD	1,528,489	1,083,062	3,203,986	2,317,645
Gross profit	2,005,260	2,193,255	4,145,291	3,594,993

OPERATING EXPENSES:
Selling, general and administrative	1,514,144	1,197,026	2,851,662	2,446,055
Research and development	491,383	460,535	1,063,244	962,903
Depreciation	19,233	20,968	40,179	43,592
Total operating expenses	2,024,760	1,678,529	3,955,085	3,452,550

INCOME (LOSS) FROM OPERATIONS	(19,500)	514,726	190,206	142,443

OTHER (INCOME) EXPENSE
Other (income) expense	(2,336)	14,505	14,179	53,130
Interest	48,944	57,367	193,912	125,762
Total other expense	46,608	71,872	208,091	178,892

INCOME (LOSS) BEFORE INCOME TAXES	(66,108)	442,854	(17,885)	(36,449)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	(66,108)	442,854	(17,885)	(36,449)

DIVIDENDS ON PREFERRED SHARES	39,142	-	62,654	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ (105,250)	$ 442,854	$ (80,539)	$ (36,449)

NET INCOME (LOSS) PER COMMON SHARE
-Basic	$ (0.01)	$ 0.05	$ (0.01)	$ (0.00)
-Diluted	$ (0.01)	$ 0.04	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
-Basic	8,648,459	8,648,459	8,648,459	8,648.459
-Diluted	8,648,459	11,668,961	8,648,459	8,648,459

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30
	2008	2007

OPERATING ACTIVITIES:
Net Loss	$ (80,539)	$ (36,449)

Adjustments to reconcile net loss to net cash
Provided by operating activities

Depreciation and amortization	44,587	89,390

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	167,653	(371,957)
Inventories, net	(448,867)	(300,592)
Other current assets	(20,707)	228
Deposits and other assets	(21,842)	16,891
Increase (decrease) in:
Accounts payable	650,277	605,246
Accrued salaries and benefits	63,684	45,782
Other accrued expenses and liabilities	238,873	278,861
Customer deposits	(225,832)	90,371
Net cash provided by operating activities	367,287	417,770

INVESTING ACTIVITIES:
Purchase of equipment	(21,058)	(5,633)
Net cash provided by (used in) investing activities	(21,058)	(5,633)

FINANCING ACTIVITIES:
Proceeds from stockholder notes	140,000	0
Repayment of notes payable	(334,499)	(433,137)
Preferred dividends paid	(16,816)	0
Net cash provided by (used in) financing activities	(211,315)	(433,137)

NET INCREASE (DECREASE) IN CASH	134,914	(21,000)

CASH AT BEGINNING OF PERIOD	137,401	30,125

CASH AT END OF PERIOD	$ 272,315	$ 9,125

See accompanying notes to condensed consolidated financial statements

(continued)

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Six Months Ended June 30
	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$ 10,486	$ 63,082

Cash paid for income taxes	$ 0	$ 0

Supplemental Disclosure of non-cash financing activities:

Conversion of debt and accrued interest to preferred stock	$ 2,242,841	$ 0

Interest on stockholder notes added to principal	$ 64,041	$ 0

Acquisition of equipment by capital lease	$ 10,900	$ 0

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Basis of presentation

The Condensed Consolidated Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Condensed Consolidated Balance Sheet as of June 30, 2008 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 have been prepared without audit.

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

In the opinion of management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the financial position, cash flows and results of operations for such interim periods.  Net operating results for the interim period ended June 30, 2008 may not be comparable to the same interim period in previous years, nor necessarily indicative of the results that may be expected for the full year.

2.

Significant Accounting Policies are as follows:

a.

Net Income (loss) per share

For the three and six months ended June 30, 2008, the effects of 2,341,200 shares relating to options to purchase common stock and the effects of 22,428 shares relating to convertible preferred shares were not used for computing diluted earnings per share because the results would be anti-dilutive. For the three and six months ended June 30, 2007, the effects of 2,131,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt were not used for computing diluted earnings per share because the option exercise prices were higher than the market price of the common stock and would be antidilutive.  Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during the period plus all dilutive potential common shares outstanding during the period.

b.

Revenue Recognition

In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” revenue is recognized on sales of products when title transfers to customers, which is generally at the time of shipment.  The Company sells its products primarily through a network of wholesale distributors and dealers.  Our primary payment terms with our dealers and distributors are 5% prepayment with order net due after 30 days.

Our basic and diluted earnings per share are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator
Net Income (loss)	$ (105,249)	$ 442,854	$ (80,536)	$ (36,449)

Denominator
Dilutive Shares
Options	-	3,020,502	-	-
Total Dilutive securities	-	3,020,502	-	-

Weighted average shares - basic	8,648,459	8,648,459	8,648,459	8,648,459
Weighted average shares - diluted	8,648,459	11,668,961	8,648,459	8,648,459

Basic income (loss) per share	$ (0.01)	$ 0.05	$ (0.01)	$ (0.00)
Diluted income (loss) per share	$ (0.01)	$ 0.04	$ (0.01)	$ (0.00)

c.

New accounting pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008 that are of significance, or potential significance, to the Company.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was effective for all business acquisitions with an acquisition date on or after January 1, 2009.  This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of the acquisition SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity.  The Company does not expect the adoption of SFAS No. 141R to have an effect on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162).  FAS 162 addresses the principles used in the preparation of financial statements that are presented in conformity with GAAP.  FAS 162 concludes that the GAAP hierarchy should reside in the accounting literature established by FASB thereby directing accounting principles directly to the entity and not to the auditors as has been done in the past with GAAP literature.  The provisions of FAS 162 became effective 60 days following the SEC’s approval.  The Company believes that FAS 162 will have no effect on its financial statements.

d.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade accounts receivables.

At June 30, 2008, the Company had trade receivables due from four significant customers, which represented an aggregate of approximately 36% of the receivable balance.  At June 30, 2007, the Company had trade receivables due from three customers representing approximately 49% of the receivable balance.

e.

Income Taxes

In August of 2007, the IRS informed us that it had selected our 2005 tax years for examination.  In February 2008, the audit was concluded and the IRS found that the 2005 tax return needed to be adjusted by an additional liability of $3,312, which represented an increase in the Alternative Minimum Tax.  We have paid this additional tax liability as of June 30, 2008.

3.

Inventories

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials and supplies	$ 2,595,742	$ 2,439,397
Work in process	1,496,526	1,235,154
Finished goods	575,078	551,377
Total	4,667,346	4,225,928
Less obsolescence reserve	(1,851,811)	(1,859,260)
Inventories, net	$ 2,815,535	$ 2,366,668

4.

Long-Term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Orban acquisition note to stockholder’s	$ 200,000	$ 200,000
Avocet Instruments, Inc.	3,588	3,588
Dialog 4 Engineering GmbH (Note 7)	140,400	189,540
Solectron GmbH (Note 7)	227,107	227,107
Jayson Russell Brentlinger	2,469,071	4,060,030
Note payable to private investor	0	200,000
Vendor notes and capital lease	128,686	403,145
Total long-term debt	3,168,852	5,283,410
Less current portion	737,830	662,700
Total long-term debt, less current portion	$ 2,431,022	$ 4,620,710

Scheduled principal payments due within one year aggregate $737,830 as of June 30, 2008.  Long-term debt at June 30, 2008 includes $2,469,071 owed to Jayson Russell Brentlinger who is the father of our Chairman, President and CEO, Charles Jayson Brentlinger.

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

On May 31, 2001, the Company acquired the assets of Avocet Instruments, Inc. for $82,980 plus other costs of $3,350.  The remaining unpaid purchase price is being offset by periodic product purchases by the lender.  As of June 30, 2008, $3,588 is the balance of the note.

In the fourth quarter of 2001, the Company converted various trade payables into notes payable and long-term debt totaling $179,903.  In 2006 and 2005, the Company converted approximately $992,000 and $363,000 respectively, of various trade payables into notes payable.  As of June 30, 2008, the unpaid portion of these notes payable is $117,785.  Interest rates on converted notes range from 0% to 8% and payment periods range from less than one year to two years.

On October 12, 2005, a private investor loaned the Company $200,000 evidenced by a promissory note with an interest rate of 11% per annum.  The note matures October 12, 2010 and has interest-only payments payable monthly.  At anytime on or before the maturity date, the holder of the note may convert the note into restricted shares of common stock for $0.75 per share.  On the date of issuance, the conversion price was lower than the closing price of the common stock.  The Company immediately expensed $117,096 related to the conversion right.

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to convert the note into Series B Preferred Stock with a par value of $100 per share and a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

5.

Notes Payable

Notes payable to stockholders aggregated $2,489,071 and $4,080,030 at June 30, 2008 and December 31, 2007, respectively.

In June 2003, a stockholder loaned the Company $20,000, pursuant to one-year note accruing interest at 9.0% per annum.  The note was due and payable with interest in June 2004.  As previously agreed, in the second quarter of 2005, the Company issued options to the lender to purchase 60,000 shares of common stock of the Company at a purchase price of $0.45 per share.  The shareholder verbally agreed to extend the loan and the Company has continued to accrue interest under the loan.  The total amount of interest accrued, as of June 30, 2008 is $9,250.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,841 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007 in the Company’s financial statements.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail below:

•

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

•

On March 31, 2006, Jayson Russell Brentlinger loaned the Company $475,000, which was used to pay the April 2006 installment of the settlement with Dialog4.  The loan was payable within 30 days of demand by the holder and had an interest rate of 11.5%.  Mr. Brentlinger, through March 31, 2007, had the right to convert the then-outstanding principal of the Note into either common shares at $0.50 per share, or cumulative preferred shares at $100 par value per share.  The preferred shares were alternatively convertible into the Company’s common shares at a price of $0.50 per share.  C. Jayson Brentlinger, President, CEO, and Chairman, had signed a repayment guarantee in connection with this loan.  In the first quarter of 2006, the Company recorded an expense of $328,312 associated with the conversion right.  As of December 31, 2007, the Company was 19 months in arrears in making the interest payments under this loan.  The arrearage total as of December 31, 2007 was $86,677.

•

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

•

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

On June 24, 2008, Jayson Russell Brentlinger loaned the Company $140,000 for working capital purposes.  The loan bears interest at 15% per annum and is due September 24, 2008.  In the event of a default, the interest rate will increase to 25% and the unpaid principal and interest shall, at the option of the holder, be immediately due and payable.  The note may be converted into Preferred Convertible Shares or into Common Shares at the current market value as of the date of the conversion.

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

On July 13, 2007, the Company entered into an agreement with Harman whereby the Company agreed to repurchase 1,509,804 shares of the Company’s common stock owned by Harman, 1,000 shares of common stock of CRL International, Inc., and two promissory notes payable to Harman.  Harman owned 1,638,547 shares of the Company’s common stock, or approximately 18.9% of the shares outstanding.  The promissory notes were made by the Company ($2,265,030, principal amount) and by C. Jayson Brentlinger, the Company’s President and CEO, ($1,000,000, principal amount).  The Company paid Harman $1,500,000 as consideration of the repurchase of the shares of common stock and the promissory notes.  Jayson Russell Brentlinger, the father of C. Jayson Brentlinger, funded the transaction in exchange for the position previously held by Harman.

In connection with this transaction, the obligation to Harman in the amount of $2,265,030 was assigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6.0% per annum from July 13, 2007, the date of the transaction.  Accrued interest of $243,659 owed by the Company was forgiven by Harman and was recorded as other income in 2007 in the Company’s financial statements.  The terms of the agreement are such that no payments are due or payable until January 1, 2008, and all interest accruing on the note between July 13, 2007 and December 31, 2007 was accumulated and added to the principal of the note as of January 1, 2008.

On November 5, 2007 the Company and Jayson Russell Brentlinger executed a Memorandum of Understanding memorializing that Harman sold and transferred to Jayson Russell Brentlinger the original $2,265,030 note payable by the Company and an assignment of its rights in the Credit Agreement between the Company and Harman, the stock certificate representing 1,509,804 shares of common stock of CRL, the stock certificate representing 1,000 shares of common stock of CRL International, Inc., and the promissory note from C. Jayson Brentlinger to Harman, together with the stock certificate securing the note.

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an Extension Agreement changing the payment structure of the Harman note held by Mr. Brentlinger, effective as of December 31, 2007.  The original note called for certain principal payments to be made by the Company at specified times as well as for monthly payments of interest.  The extension agreement states that the outstanding principal balance ($2,265,030) of the note shall be payable on or before December 31, 2010 and that no payments of principal on the note shall be due until the new maturity date.  Payments of interest shall continue to be made in accordance with the terms of the note.  The Company may prepay all or any portion of the principal on the note at any time or from time to time.  Consequently, the note has been presented a long-term debt obligation in the Company’s financial statements, as of December 31, 2007, and June 30, 2008.

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

On October 8, 2004, the Company learned the Arbiter in Germany had awarded Dialog4 approximately $1.0 million.  The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4 to $1,393,000.  The difference of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represents the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.  Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them.  The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006.  The Company also filed with the SEC a registration statement under the Securities Act of 1934.  The registration statement covers sales by Dialog4 of the 1,250,000 shares of the Company’s common stock issued to Dialog4 in 2002 in partial payment of the purchase price.  C. Jayson Brentlinger, President and CEO had signed a personal guarantee to Dialog4.

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company.  Mr. Burkhardtsmaier agreed to resign from the Company’s Board of Directors to settle claims under an employment agreement and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.  The Company is current and the remaining balance as of June 30, 2008 is $140,400.

Dialog4 dismissed the Arizona litigation without prejudice and, when all the terms and conditions of the settlement agreement have been met, Dialog4 and the Company will release each other from any further claims arising out of or related to the Asset Purchase Agreement.

On August 9, 2002, the Company agreed to purchase all existing inventory of parts related to its Sountainer product from Solectron GmbH for $829,328, payable in 24 equal monthly installments including interest.  Solectron had purchased the inventory pursuant to an agreement with Dialog4 approximately two years prior to the Company’s purchase of the assets of Dialog4.  The price was equal to the amount paid by Solectron for the inventory, which the Company expects to realize from future sales of that inventory.  The agreement settled a dispute between the Company and Solectron in which Solecton claimed the Company became liable for the obligation of Dialog4 to purchase the inventory when the Company acquired the assets of Dialog4.  The Company maintains it did not undertake the obligation of Dialog4, but to settle the dispute, it agreed to purchase the inventory, which it will use in the manufacture of Sountainer products.  On January 20, 2004, the Company renegotiated the terms and agreed to pay monthly installments of principal and interest in the amount of $25,000 with the final installment being due October 15, 2005 in the amount of $15,681.

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $243,000 of inventory pursuant to the materiality agreement entered into between Dialog4 and Solectron for which the Company was found to be responsible.  As of June 30, 2008, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest.  Charles Jayson Brentlinger, President and CEO, of the Company signed a payment guarantee under the revised settlement agreement.  The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  The inventory of $243,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

The Company and Dialog4 are currently involved in a legal proceeding discussed in Part II, Item 1, “Legal Proceedings”, of this report.

8.

Stock Options and Stock-Based Compensation

All options that have been issued were vested when issued and were expensed immediately upon issuance.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period plus one year.  The intrinsic value of all options outstanding aggregated $0 as of June 30, 2008 and 2007.

During the three and six months ended June 30, 2008 and 2007, there were no options issued and none exercised.

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

As of June 30, 2008 there were 2,247,000 options outstanding, all of which were exercisable.  The options have a weighted average life, in years, of 2.75, weighted average fair value of $0.19 and no intrinsic value.

9.

Recent Events

On June 24, 2008, Jayson Russell Brentlinger loaned the Company $140,000 for working capital purposes.  The loan bears interest at 15% per annum and is due September 24, 2008.  In the event of a default, the interest rate will increase to 25% and the unpaid principal and interest shall, at the option of the holder, be immediately due and payable.  The note may be converted into Preferred Convertible Shares or into Common Shares at the current market value as of the date of the conversion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report.  This discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements, as do discussions elsewhere in this report.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek”, “strive” or similar words, or the negative of these words, identify forward-looking statements.  Our actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those described below under the caption “Risk Factors” in Item 6, “Management’s Discussion and Analysis or Plan of Operation”, in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.  We qualify any forward-looking statements entirely by these cautionary factors.

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

We are headquartered in Tempe, Arizona and our Northern California Research and Design Center is located in San Leandro, California..  In 2006, we consolidated our manufacturing facilities into our Tempe facility.  In addition, our European office is located in Ludwigsburg, Germany.  We operate through two offices, our Orban office and our CRL office and we generally refer to our company on the whole as “CRL”.

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

Results of Operations

The following table sets forth for the periods indicated certain summary operating and cash flow results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net Revenues:	$ 3,533,749	$ 3,276,317	$ 7,349,277	$ 5,912,638

Gross profit on net sales	$ 2,005,260	$ 2,193,255	$ 4,145,291	$ 3,594,993
Gross profit margin	57%	67%	56%	61%
Net cash provided by (used in)
operating activities	275,275	251,793	367,287	417,770
Net cash provided by (used in)
investing activities	(15,436)	(5,633)	(21,058)	(5,633)
Net cash provided by (used in)
financing activities	(33,448)	(264,146)	(211,315)	(433,137)
Net Income (Loss)	(105,250)	442,854	(80,539)	(36,449)
Net Income (Loss) as a percent
of net sales	-3%	14%	-1%	-1%
Income (Loss) per share - basic	(0.01)	0.05	(0.01)	(0.00)
Income (Loss) per share - diluted	(0.01)	0.04	(0.01)	(0.00)

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Net Sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Net Sales	3,533,749	3,276,317	8%	7,349,277	5,912,638	24%

The 24% increase for the six months ended June 30, 2008 is attributable to the ramping up of our production that began in the third quarter of 2007, whereby we extended our production hours and paying overtime in order to reduce our backlog.  With our backlog now at a more manageable level, we resumed our normal production schedule at the beginning of the second quarter of 2008.

Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Gross Profit on net sales	2,005,260	2,193,254	4,145,291	3,594,993

Gross Profit margin	57%	67%	56%	61%

The decrease of 10 percentage points for the three months ended June 30, 2008 in gross profit is primarily due to the increased cost of materials.  The rise in prices in the commodities market of steel, iron and copper has lead to an increase in cost of our raw materials used in our products.  Additionally, many of our suppliers are finding component costs increasing along with their processing costs as the entire electronic industry moves to more environmentally friendly products.  As a result, these costs are being passed on to us, putting additional upward pressure on our costs, especially raw materials and component parts costs.

Selling, General and Administrative:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Selling, General and Administrative	1,514,144	1,196,026	27%	2,851,662	2,445,055	17%

Selling, General and Administrative expense as a percent of net revenue	43%	37%		39%	41%

The 27% increase in the three months ended June 30, 2008 was due primarily to an increase of 76% in professional audit and legal Fees.

Research and Development:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Research and Development	491,383	460,535	7%	1,063,244	962,903	10%

Research and Development expense as a percent of net revenue	14%	14%		14%	16%

Research and development expense during the three and six months ended June 30, 2008 was $491,383 and $1,063,244 respectively, compared to $460,535 and $962,903 during the comparable periods for 2007, reflecting an increase of 7% and 10%.  The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other Income (Expense):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Other Expense, net	(46,608)	(71,872)	-35%	(208,091)	(178,892)	16%

Other expense as a percent of net revenue	1%	2%		3%	3%

Other expense, net for the three and six months ended June 30, 2008 was $46,608 and $208,091 respectively, of which $48,944 and $193,912 represents interest expense.  Other expense, net for the three and six months ended June 30, 2007 was $71,872 and $178,892 respectively, of which $57,365 and $125,762 represents interest expense.  The increase in interest expense in 2008 is primarily due to interest of $75,910 accrued on the reassignment of the Harman note to Jayson Russell Brentlinger as discussed in Note 6 of “Notes to Condensed Consolidated Financial Statements.”

Net Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Net Income (Loss)	(105,250)	442,855	-124%	(80,539)	(36,449)	121%

Net Income (Loss) as a percent of net revenue	-3%	14%		-1%	-1%

Net loss for the three and six months ended June 30, 2008 was $105,249 and $80,536 respectively, compared to a net income of $442,855 and a net loss of $36,450 for the same periods in 2007.

Liquidity and Capital Resources

We had net working capital of approximately $44,000 at June 30, 2008, and the ratio of current assets to current liabilities was 1.01 to 1.  At June 30, 2007, we had negative net working capital of approximately $2.8 million and a current ratio of .60 to 1.  The decrease in working capital deficit is attributable to the reclassification of approximately $3,189,400 of short-term debt in accordance with the conversion agreement and extension agreement as discussed below.

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

As part of the transaction, the Company’s obligation to Harman in the principal amount of $2,265,030 was assigned to Jayson Russell Brentlinger.  The note bears an interest rate of 6% per annum from July 13, 2007, the date of the transfer.  Accrued interest under the Harman restructured obligation ($243,659), was forgiven by Harman and was recorded as other income in our 2007 financial statements.  The terms of the agreement are such that no payments were due or payable until January 1, 2008, and all interest accruing on the note between July 13, 2007 and December 31, 2007 were to be accumulated and added to the principal of the note as of January 1, 2008.

On February 5, 2008, the Company and Jayson Russell Brentlinger agreed to convert to equity several promissory notes of the Company totaling $1,795,000 and $247,841 of unpaid interest, accrued through December 31, 2007.  The notes were converted into shares of Series A Preferred Stock of the Company.   The notes and accrued interest were extinguished and the total amount due, $2,042,841, was converted into Series A Preferred Stock at the rate of $100 per share of preferred stock.  The Company will pay cumulative dividends on the Series A Preferred Stock at the rate of seven percent per annum, payable monthly in arrears.  Each share of Series A Preferred Stock shall be convertible at the option of the holder, into 300 shares of Common Stock of the Company.

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

Accounts receivable, net were $1,114,389 at June 30, 2008 compared to $1,282,042 at December 31, 2007, representing a net decrease of approximately $167,653 or 13%.   The decrease was due to increased collection efforts.

Total net inventories were approximately $2,815,536 at June 30, 2008 compared to total inventories of approximately $2,366,668 at December 31, 2007, representing an increase of 19%.  The increase results from an increase in the receipt of sub-assemblies from our contract manufacturers toward the end of June 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

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

•

During the remaining period through the year ending December 31, 2008, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

•

During the remaining period through the year ending December 31, 2008, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

•

In October 2007, the prior Vice President of Manufacturing returned to the Company in a part-time capacity.  Management reviews for all areas of production and inventory control began immediately.  Variance analysis of material now occurs in real time instead of monthly.

•

In November 2007, the Warehouse Supervisor was replaced by a seasoned veteran to manage all inventory transactions including significant and non-routine adjustments and to ensure that all transactions are recorded in a timely manner.

◦

•

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

•

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

•

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Dialog4 is a German corporation that produced products within the Company’s industry, including its Codec line of products.  On January 18, 2002 a subsidiary of the Company acquired assets of Dialog4, and disputes thereafter arose between Dialog4 and the Company.  The most recent disputes are reflected in Dialog4 System Engineering GmbH v. Circuit Research Labs, Inc., Charles Jayson Brentlinger and Tammy Brentlinger, United States District Court for the District of Arizona, Case No. CV07-2534-PHX-MHM, which was filed on December 14, 2007.  Dialog4 sold certain business assets in exchange for 1,250,000 shares of the Company’s common stock and other consideration.  At the same time, Dialog4 entered into an agreement for Mr. Brentlinger to purchase the stock under certain circumstances and on specified terms and conditions.  Disputes arose regarding the parties’ obligations under the asset purchase agreement, and the parties arbitrated those disputes in Stuttgart, Germany in 2004, resulting in an arbitration award in favor of Dialog4.

Further disputes arose regarding the parties’ obligations under the arbitration award, and Dialog4 filed a lawsuit in federal court in Arizona to enforce the arbitration award.  The parties entered into a settlement of those disputes in March, 2005 and that lawsuit was dismissed.  Pursuant to the terms of that settlement agreement, the Company paid the total agreed-upon amount of $965,000 in two installments in 2005 and 2006 and filed a registration statement, which covered sales of the Dialog4 stock, with the SEC.

The current lawsuit arises from disputes over the obligations under the settlement agreements.  Dialog4 alleges that the Company breached the settlement agreement by failing to maintain the registration regarding the stock which Dialog4 acquired in 2002, and that Mr. Brentlinger breached the stock purchase agreement by failing to buy the stock from Dialog4.  The Complaint seeks an order compelling the Company to register the stock in question, an order confirming and enforcing the arbitration award, and an order compelling Mr. Brentlinger to buy the remaining stock held by Dialog4.  The Company would be required to make an additional payment if the financial terms of the arbitration award were enforced.  Defendants answered, denying liability.

The court conducted a scheduling conference on February 28, 2008 and directed that discovery by concluded by August 29, 2008, with expert disclosures and dispositive motions to be completed by September 26. 2008.  Dialog4 filed a motion for summary judgment on May 30, 2008, contending that it is entitled to judgment as a matter of law.  Defendants filed their opposition to this motion on July 2, 2008, and Dialog4 filed its rely memorandum with the court on July 16, 2008.  The court has not yet scheduled oral argument on the motion for summary judgment, and no trial date has been set.  As of June 30, 2008, no loss has been accrued based on the potential outcome of the case.

ITEM 1A.  RISK FACTORS

We refer you to documents filed by us with the SEC, specifically the discussion under the caption “Risk Factors” within “Item 6.  Management’s Discussion and Analysis of Plan of Operation” in our most recent annual report on Form 10-KSB for the fiscal year ended December 31, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results.  We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion & Analysis of this quarterly report on Form 10-Q.  The risks described in our Form 10-KSB and herein are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  The risk factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended, have not materially changed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

CIRCUIT RESEARCH LABS, INC.

Dated:  August 14, 2008

By:/s/ Rebecca Nation

Rebecca Nation

Executive Vice President,

Chief Financial Officer