Form 10-Q
period 2008-09-30
CIRCUIT RESEARCH LABS INC
filed 2008-11-14
CIK 725897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

The number of shares outstanding of each class of our common equity as of November 14, 2008 is as follows:

Class of Common Equity

Number of Shares

Common Stock, par value $.10

       8,648,459

Circuit Research Labs, Inc.

Index to Form 10-Q Filing

For the Quarter Ended September 30, 2008

Table of Contents

Page

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 (unaudited) and December 31, 2007

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months and three months ended September 30, 2008 and 2007 (unaudited)

5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008 and 2007 (unaudited)

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 4.  CONTROLS AND PROCEDURES.

23

PART  II  -  OTHER INFORMATION

25

ITEM 1.  LEGAL PRODEEDINGS

25

ITEM 1A.  RISK FACTORS

25

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PRODEEDS

26

ITEM 5.  OTHER INFORMATION

26

ITEM 6.  EXHIBITS

27

SIGNATURES

28

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 262,792	$ 137,401
Accounts receivable, trade, net of allowance for doubtful
accounts of $41,769 in 2008 and $109,054 in 2007	634,403	1,282,042
Inventories – net	3,227,367	2,366,668
Prepaid expenses	71,560	60,052
Total current assets	4,196,122	3,846,163

PROPERTY, PLANT AND EQUIPMENT - Net	129,942	149,762

OTHER ASSETS:
Goodwill	6,531,678	6,531,678
Other assets	312,262	301,140
Total other assets	6,843,940	6,832,818

TOTAL ASSETS	$ 11,170,004	$ 10,828,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,045,797	$ 1,515,167
Notes payable to stockholders	160,000	20,000
Current portion of other long-term debt	595,160	642,700
Accrued salaries and benefits	517,976	559,570
Customer deposits	254,247	470,085
Other accrued expenses and liabilities	551,707	558,150
Total current liabilities	4,124,887	3,765,672

LONG-TERM LIABILITIES
Notes payable to stockholders	2,329,071	4,060,030
Long-term debt, less current portion	48,834	560,680
Total long-term liabilities	2,377,905	4,620,710

TOTAL LIABILITIES	6,502,792	8,386,382

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- continued	September 30, 2008	December 31, 2007
	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred stock, $100 par value - authorized, 500,000 shares,

       20,428 Series A shares issued and outstanding at Sept. 30, 2008 and none issued as of December 31, 2007

    2,000 Series B shares issued and outstanding at Sept. 30, 2008 and none issued as of December 31, 2007

	2,042,841 200,000	- -
Common stock, $.10 par value - authorized, 20,000,000 shares,
8,648,459 shares issued and outstanding at Sept. 30, 2008
and December 31, 2007.	864,846	864,846
Additional paid-in capital	9,394,470	9,394,470
Accumulated deficit	(7,834,945)	(7,816,955)
Total Stockholders' Equity	4,667,212	2,442,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,170,004	$ 10,828,743
See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. and SUBSIDIARIES

CONSDENSED CONDSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2008	2007	2008	2007

NET SALES	$ 3,285,174	$ 2,987,282	$ 10,634,450	$ 8,899,920
COST OF GOODS SOLD	1,425,741	1,675,510	4,629,727	3,993,302
Gross profit	1,859,433	1,311,772	6,004,723	4,906,618

OPERATING EXPENSES:
Selling, general and administrative	1,197,140	1,156,083	4,048,801	3,601,993
Research and development	469,889	471,671	1,533,133	1,434,574
Depreciation	17,857	20,772	58,036	64,363
Total operating expenses	1,684,886	1,648,526	5,639,970	5,100,930

INCOME (LOSS) FROM OPERATIONS	174,547	(336,754)	364,753	(194,312)

OTHER (INCOME) EXPENSE
Other (income) expense	18,529	(225,088)	32,708	(178,124)
Interest	53,896	58,564	247,808	190,491
Total other (income) expense	72,425	(166,524)	280,516	12,367

INCOME (LOSS) BEFORE INCOME TAXES	102,122	(170,230)	84,237	(206,679)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	102,122	(170,230)	84,237	(206,679)

DIVIDENDS ON PREFERRED SHARES	39,573	-	102,227	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 62,549	$ (170,230)	$ (17,990)	$ (206,679)

NET INCOME (LOSS) PER COMMON SHARE
-Basic	$ 0.01	$ (0.02)	$ 0.00	$ (0.02)
-Diluted	$ 0.01	$ (0.02)	$ 0.00	$ (0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-Basic	8,648,459	8,648,459	8,648,459	8,648.459
-Diluted	16,020,967	8,648,459	8,648,459	8,648,459

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended Sept 30
	2008	2007

OPERATING ACTIVITIES:
Net Loss	$ (17,990)	$ (206,679)

Adjustments to reconcile net loss to net cash
Provided by operating activities

Depreciation and amortization	65,300	112,380

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	647,639	(423,752)
Inventories, net	(860,699)	86,761
Prepaid expenses	(11,508)	36,301
Other assets	(11,122)	55,573
Increase (decrease) in:
Accounts payable	530,630	311,540
Accrued salaries and benefits	(41,594)	(81,629)
Other accrued expenses and liabilities	325,784	106,055
Customer deposits	(215,838)	243,158
Net cash provided by operating activities	410,602	239,708

INVESTING ACTIVITIES:
Purchase of equipment	(34,580)	(6,197)
Net cash used in investing activities	(34,580)	(6,197)

FINANCING ACTIVITIES:
Proceeds from stockholder notes	140,000	621,105
Repayment of notes payable	(370,286)	(658,262)
Preferred dividends paid	(20,345)	-
Net cash used in financing activities	(250,631)	(37,157)

NET INCREASE IN CASH	125,391	196,354

CASH AT BEGINNING OF PERIOD	137,401	30,125

CASH AT END OF PERIOD	$ 262,792	$ 226,479

See accompanying notes to condensed consolidated financial statements

(continued)

CIRCUIT RESEARCH LABS INC. and SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Nine Months Ended Sept 30
	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$ 15,264	$ 76,924

Cash paid for income taxes	$ -	$ -

Supplemental Disclosure of non-cash financing activities:

Conversion of debt and accrued interest to preferred stock	$ 2,242,841	$ -

Interest on stockholder notes added to principal	$ 64,041	$ -

Acquisition of equipment by capital lease	$ 10,900	$ -

See accompanying notes to condensed consolidated financial statements

CIRCUIT RESEARCH LABS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Basis of presentation

The Condensed Consolidated Financial Statements included herein have been prepared by Circuit Research Labs, Inc. (“CRL” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The Condensed Consolidated Balance Sheet as of September 30, 2008 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have been prepared without audit.

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

In the opinion of management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented herein include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the financial position, cash flows and results of operations for such interim periods.  Net operating results for the interim period ended September 30, 2008 may not be indicative of the results that may be expected for the full year.

2.

Significant Accounting Policies are as follows:

a.

Net Income (loss) per share

For the nine months ended September 30, 2008, the effects of 2,341,200 shares relating to options to purchase common stock and the effects of 22,428 convertible preferred shares into 6,795,180 shares of common stock were not used for computing diluted earnings per share because the results would be anti-dilutive. For the three and nine months ended September 30, 2007, the effects of 2,131,000 shares relating to options to purchase common stock and 266,667 shares related to convertible debt were not used for computing diluted earnings per share because the option exercise prices were higher than the market price of the common stock and would be antidilutive.  Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share.  It also requires the dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share are calculated based on the weighted average number of common shares outstanding during the period plus all dilutive potential common shares outstanding during the period.

Our basic and diluted earnings per share are summarized as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2008	2007	2008	2007
Numerator
Net Income (loss)	$ 62,549	$ (170,230)	$ (17,990)	$ (206,679)
Dividends on Preferred Shares	39,573	-	-	-
Net Income (loss) before preferred dividends	102,122	(170,230)	(17,990)	(206,679)

Weighted average shares - basic	8,648,459	8,648,459	8,648,459	8,648,459

Denominator
Dilutive Shares
Options	-	-	-	-
Conversion of Preferred Shares	7,372,508	-	-	-
Total Dilutive securities	7,372,508	-	-	-

Weighted average shares - diluted	16,020,967	8,648,459	8,648,459	8,648,459

Basic income (loss) per share	$ 0.01	$ (0.02)	$ 0.00	$ (0.02)
Diluted income (loss) per share	$ 0.01	$ (0.02)	$ 0.00	$ (0.02)

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

c.

New accounting pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008 that are of significance, or potential significance, to the Company.

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

At September 30, 2008, the Company had trade receivables due from one significant customer, which represented approximately 30% of the receivable balance.  At September 30, 2007, the Company had trade receivables due from four customers representing approximately 49% of the receivable balance.

e.

Income Taxes

In August of 2007, the IRS informed us that it had selected our 2005 tax year for examination.  In February 2008, the audit was concluded and the IRS found that the 2005 tax return needed to be adjusted by an additional liability of $3,312, which represented an increase in the Alternative Minimum Tax.  We have paid this additional tax liability as of September 30, 2008.

3.

Inventories

Inventories consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials and supplies	$ 2,605,674	$ 2,439,397
Work in process	1,873,234	1,235,154
Finished goods	594,250	551,377
Total	5,073,158	4,225,928
Less obsolescence reserve	(1,845,791)	(1,859,260)
Inventories, net	$ 3,227,367	$ 2,366,668

4.

Long-Term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Orban acquisition note to stockholder	$ 200,000	$ 200,000
Avocet Instruments, Inc.	3,588	3,588
Dialog 4 Engineering GmbH (Note 5)	126,360	189,540
Solectron GmbH (Note 5)	227,107	227,107
Jayson Russell Brentlinger	2,469,071	4,060,030
Note payable to private investor	-	200,000
Vendor notes and capital lease	106,939	403,145
Total long-term debt	3,133,065	5,283,410
Less current portion	755,160	662,700
Total long-term debt, less current portion	$ 2,377,905	$ 4,620,710

Scheduled principal payments due within one year aggregate $755,160 as of September 30, 2008.  Long-term debt at September 30, 2008 includes $2,469,071 owed to Jayson Russell Brentlinger, who is the father of our Chairman, President and CEO, Charles Jayson Brentlinger.

Notes payable to stockholders aggregated $2,469,071 and $4,060,030 at September 30, 2008 and December 31, 2007, respectively.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,841 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007 in the Company’s financial statements.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into an aggregate of 20,248 shares of Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000.  These notes are described in the Company’s prior filings with the SEC, including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

On June 24, 2008, Jayson Russell Brentlinger loaned the Company $140,000 for working capital purposes.  The loan bears interest at 15% per annum and is due September 24, 2008.  In the event of a default, the interest rate will increase to 25% and the unpaid principal and interest shall, at the option of the holder, be immediately due and payable.  The note may be converted into Preferred Convertible Shares or into Common Shares at the current market value as of the date of the conversion.  On September 23, 2008, Mr. Brentlinger agreed to extend the maturity date to July 1, 2009.  The total amount of interest accrued, as of September 30, 2008 is $5,964.

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

In connection with this transaction, the obligation to Harman in the amount of $2,265,030 was assigned to Jayson Russell Brentlinger.  The note bears interest at 6.0% per annum from July 13, 2007, the date of the transaction.  Accrued interest of $243,659 owed by the Company was forgiven by Harman and was recorded as other income in 2007 in the Company’s financial statements.  The terms of the agreement are such that no payments were due or payable until January 1, 2008, and interest accrued on the note between July 13, 2007 and December 31, 2007 ($64,041) was accumulated and added to the principal of the note on January 1, 2008.

On February 21, 2008, the Company and Jayson Russell Brentlinger entered into an Extension Agreement changing the payment structure of the Harman note held by Mr. Brentlinger, effective as of December 31, 2007.  The original note called for certain principal payments to be made by the Company at specified times as well as for monthly payments of interest.  The extension agreement states that the outstanding principal balance ($2,265,030) of the note shall be payable on or before December 31, 2010 and that no payments of principal on the note shall be due until the new maturity date.  Payments of interest shall continue to be made in accordance with the terms of the note.  The Company may prepay all or any portion of the principal on the note at any time or from time to time.  Consequently, the note has been presented a long-term debt obligation in the Company’s financial statements, as of December 31, 2007 and September 30, 2008.

On February 20, 2008, the Company entered into a stock conversion agreement with a private investor to convert a $200,000 promissory note with an interest rate of 11% per annum into 2,000 shares of Series B Preferred Stock with a par value of $100 per share and a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333 1/3 shares of common stock at the election of the holder.

In 2007, the Company converted various trade payables into notes payable and long-term debt totaling $94,841.  As of September 30, 2008, the unpaid portion of the remaining note payable is $96,797.  The interest rate is 8% and the remaining balance is due in less than one year.

In June 2008, the Company entered into a 3 year lease to purchase capital equipment in the amount of $10,900 with an interest rate of 8.15%.  As of September 30, 2008, the unpaid portion of the lease is $10,141.

5.

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

On October 8, 2004, the Company learned the Arbiter in Germany had awarded Dialog4 approximately $1.0 million.  The Company increased its reserves from $712,000, the amount of principal and interest then due under its note payable to Dialog4, to $1,393,000.  The difference of $681,135 was reported as resolution of business acquisition contingency in the 2004 Statements of Operations.  The increase represented the amount awarded by the Arbiter on account of Dialog4’s costs and fees incurred in connection with the arbitration and the amount of a liability to a third party vendor to Dialog4.  Dialog4 filed an action in the United States District Court for the District of Arizona (Arizona Litigation) to enforce the arbitration award.

On March 30, 2005, the Company and Dialog4 agreed upon terms of the settlement of all disputes between them.  The Company paid Dialog4 $490,000 at the time the settlement papers were signed on April 15, 2005 and paid an additional $475,000 on April 1, 2006.  The Company also filed with the SEC a registration statement under the Securities Act of 1934.  The registration statement covers sales by Dialog4 of the 1,250,000 shares of the Company’s common stock issued to Dialog4 in partial payment of the purchase price.  C. Jayson Brentlinger, President and CEO had signed a personal guarantee to Dialog4.

In March 2005, as part of the Dialog4 settlement, the Company agreed to resolve a separate employment dispute being litigated in Germany between Berthold Burkhardtsmaier and the Company.  Mr. Burkhardtsmaier agreed to resign from the Company’s Board of Directors to settle claims under an employment agreement and the Company agreed to pay him approximately $421,200 in monthly installments of $7,020 for 60 months.  The Company is current and the remaining balance as of September 30, 2008 is $126,360.

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

The Company currently owes Solectron $227,107 and has stopped making debt service payments because the Company has not received $243,000 of inventory pursuant to the materiality agreement entered into between Dialog4 and Solectron for which the Company was found to be responsible.  As of September 30, 2008, the Company has cumulatively paid Solectron $529,500 in principal and $72,733 in interest.  Charles Jayson Brentlinger, President and CEO, of the Company signed a payment guarantee under the revised settlement agreement.  The Company further agreed to indemnify Mr. Brentlinger should he be required to make any payment under this guarantee.  The inventory of $243,000 is reported in other assets pending delivery of that amount of inventory by Solectron.

The Company and Dialog4 are currently involved in a legal proceeding discussed in Part II, Item 1, “Legal Proceedings”, of this report.

6.

Stock Options and Stock-Based Compensation

All options that have been issued were vested when issued and were expensed immediately upon issuance.  The expected life of each grant is generally estimated to be a period of approximately one half of the exercise period plus one year.  The intrinsic value of all options outstanding aggregated $0 as of September 30, 2008 and 2007.

During the three and six months ended September 30, 2008 and 2007, there were no options issued and none exercised.

As of September 30, 2008 there were 2,247,000 options outstanding, all of which were exercisable.  The options have a weighted average life, in years, of 1.40, weighted average fair value of $0.19 and no intrinsic value.

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

Results of Operations

The following table sets forth for the periods indicated certain summary operating and cash flow results:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
Revenues:
Net Revenues:	$ 3,285,174	$ 2,987,282	$ 10,634,450	$ 8,899,920

Gross profit on net sales	$ 1,859,433	$ 1,311,772	$ 6,004,723	$ 4,906,618
Gross profit margin	57%	44%	56%	55%
Net cash provided by (used in)
operating activities	43,316	(178,062)	410,602	239,708
Net cash used in
investing activities	(13,522)	(564)	(34,580)	(6,197)
Net cash provided by (used in)
financing activities	(39,317)	395,980	(250,631)	(37,157)
Net Income (Loss) available To Common Shareholders	62,549	(170,230)	(17,990)	(206,679)
Net Income (Loss) as a percent
of net sales	2%	-6%	0%	-2%
Income (Loss) per share - basic	0.01	(0.02)	0.00	(0.02)
Income (Loss) per share - diluted	0.01	(0.02)	0.00	(0.02)

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

Net Sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Net Sales	3,285,174	2,987,282	10%	10,634,450	8,899,920	19%

The 19% increase for the nine months ended September 30, 2008 is attributable to the ramping up of our production that began in the third quarter of 2007, whereby we extended our production hours in order to reduce our backlog.  At the beginning of the second quarter of 2008, once our backlog was down to at a more manageable level, we resumed our normal production schedule and have maintained that schedule throughout the last quarter.

Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Gross Profit on net sales	1,859,433	1,311,772	6,004,723	4,906,618

Gross Profit margin	57%	44%	56%	55%

The increase of 13 percentage points for the three months ended September 30, 2008 in gross profit is primarily due to the increased cost of materials.  The rise in prices in the commodities market of steel, iron and copper has lead to an increase in cost of our raw materials used in our products.  Additionally, many of our suppliers are finding component costs increasing along with their processing costs as the entire electronic industry moves to more environmentally friendly products.  As a result, these costs are being passed on to us, putting additional upward pressure on our costs, especially raw materials and component parts costs.

Selling, General and Administrative:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Selling, General and Administrative	1,197,140	1,156,083	4%	4,048,801	3,601,993	12%

Selling, General and Administrative expense as a percent of net revenue	36%	39%		38%	40%

The 12% increase in the nine months ended September 30, 2008 was due primarily to an increase of 76% in professional audit and legal fees.

Research and Development:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Research and Development	469,889	471,671	0%	1,533,133	1,434,574	7%

Research and Development expense as a percent of net revenue	14%	16%		14%	16%

Research and development expense during the three and nine months ended September 30, 2008 was $469,889 and $1,533,133 respectively, compared to $471,671 and $1,434,574 during the comparable periods for 2007, reflecting an increase of 0% and 7% respectively.  The overall increase is due to an increase in personnel and licensing associated with our PC line of products.

Other (Income) Expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Other (Income) Expense, net	72,425	(166,524)	-143%	280,516	12,367	2168%

Other expense as a percent of net revenue	2%	-6%		3%	0%

Other expense, net for the three and nine months ended September 30, 2008 was $72,424 and $(166,524) respectively, of which $53,895 and $247,808 represents interest expense.  Other expense, net for the three and nine months ended September 30, 2007 was $(166,524) and $12,367 respectively, of which $58,564 and $190,491 represents interest expense.  The increase in interest expense in 2008 is primarily due to interest of $168,944 accrued on the reassignment of the Harman note to Jayson Russell Brentlinger as discussed in Note 6 of “Notes to Condensed Consolidated Financial Statements.”

Net Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change

Net Income (Loss)	62,549	(170,230)	-137%	(17,990)	(206,679)	-91%

Net Income (Loss) as a percent of net revenue	2%	-6%		0%	-2%

Net income (loss) for the three and nine months ended September 30, 2008 was $62,549 and $(17,990) respectively, compared to a net loss of $170,230 and $206,679 for the same periods in 2007.

Liquidity and Capital Resources

Cash Flow Highlights:

	Nine Months Ended Sept 30		Percentage
	2008	2007	Change
Net cash from operations	410,602	239,708	71%
Purchase of equipment	(34,580)	(6,197)	458%
Proceeds from stockholder notes	140,000	621,105	-77%
Repayment of notes payable	(370,286)	(658,262)	-44%
Preferred dividends paid	(20,345)	-
Net change in cash	125,391	196,354	-36%
Cash at end of period	262,792	226,479	16%

We had net working capital of approximately $71,236 at September 30, 2008, and the ratio of current assets to current liabilities was 1.02 to 1.  At September 30, 2007, we had negative net working capital of approximately $3.1 million and a current ratio of .56 to 1.  The decrease in working capital deficit is attributable to the reclassification of approximately $3,189,400 of short-term debt in accordance with the conversion agreement and extension agreement as discussed below.

Operating Activities:  The net cash provided by operations in the current period was primarily attributed to a decrease in accounts receivable.  Our net sales increased 19% for the nine months ending September 30, 2008 as compared to the same period in 2007; the decrease was due to increased collection efforts and the write off of $67,285 in bad debt.

Investment Activities:  The net cash used in investing activities was primarily attributable to the purchase of computer equipment and equipment used in Research and Development.

Financing Activities:  Cash flows used by financing activities was $250,631 for the current period was primarily as a result of $370,286 in debt payments.  The cash flows used by financing activities was partially offset by debt proceeds of $140,000 which was from a financing transaction completed during the second quarter of the current fiscal year.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the worldwide radio, television, cable, Internet and professional audio markets and the global economies.  Although we believe that our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that for the next 12 months, our current cash reserves and cash generated from operations will be sufficient to satisfy our normal recurring operating costs and the pay down of our debt.  At this time, management has no plans with regard to capital purchases.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of September 30, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of September 30, 2008.

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

The court conducted a scheduling conference on February 28, 2008 and directed that discovery by concluded by August 29, 2008, with expert disclosures and dispositive motions to be completed by September 26. 2008.  Dialog4 filed a motion for summary judgment on May 30, 2008, contending that it is entitled to judgment as a matter of law.  Defendants filed their opposition to this motion on July 2, 2008, and Dialog4 filed its reply memorandum with the court on July 16, 2008.  The court has not yet scheduled oral argument on the motion for summary judgment, and no trial date has been set.  As of June 30, 2008, no loss has been accrued based on the potential outcome of the case.

ITEM 1A.  RISK FACTORS

We refer you to documents filed by us with the SEC, specifically the discussion under the caption “Risk Factors” within “Item 6.  Management’s Discussion and Analysis of Plan of Operation” in our most recent annual report on Form 10-KSB for the fiscal year ended December 31, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results.  We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion & Analysis of this quarterly report on Form 10-Q.  The risks described in our Form 10-KSB and herein are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  The risk factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 has not materially changed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 5, 2008, the Company entered into a stock conversion agreement with Jayson Russell Brentlinger to extinguish several promissory notes totaling $1,795,000 in principal and $247,841 of unpaid interest as of December 31, 2007.  Consequently, the notes were presented as long-term as of December 31, 2007.  The promissory notes held by Jayson Russell Brentlinger with varying maturity dates were converted into an aggregate of 20,248 shares of Series A Preferred Stock with a par value of $100 per share and with a dividend of seven percent per annum.  Each share of Series A Preferred Stock is convertible into 300 shares of common stock at the election of the holder.  The notes that were converted were in the principal amounts of $700,000, $475,000, $120,000 and $500,000, and are described in more detail in Note 4.

On February 20, 2008, the Company entered into a stock conversion agreement with the private investor to extinguish the promissory note of $200,000 in principal.  The promissory note held by the private investor was converted into 2,000 shares of Series B Preferred Stock with a par value of $100.00 per share with a dividend of seven percent per annum.  Each share of Series B Preferred Stock is convertible into 333-1/3 share of common stock at the election of the holder.

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

Dated:  November 14, 2008

By:/s/ Rebecca Nation

Rebecca Nation

Executive Vice President,

Chief Financial Officer